Form 10KSB
period 2000-01-31
SHOCHET HOLDING CORP
filed 2000-05-17
CIK 1100202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

             Act of 1934 For the fiscal year ended January 31, 2000

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934 For the transition period from ________ to ________

                         Commission file number 1-15733

                              SHOCHET HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                               Delaware 59-2651232
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

      2351 East Hallandale Beach Boulevard, Hallandale Beach, Florida 33998
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 454-0304
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: common stock, $.0001 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year $8,112,000.

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on April 25, 2000, was $3,105,000.

On April 25, 2000, 2,245,000 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One)
         Yes ___           No _X_


Documents incorporated by reference:
         -none-

                              Shochet Holding Corp.
                            Form 10-KSB Annual Report
                   For the fiscal year ended January 31, 2000


                                                                          Page

Part I

Item   1.     Description of Business                                          2

Item   2.     Description of Property                                         14

Item   3.     Legal Proceedings                                               15

Item   4.     Submission of Matters to a Vote of Security Holders             15

Part II

Item   5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters                                             16

Item   6.     Management's Discussion and Analysis                            17

Item   7.     Financial Statements                                            20

Item   8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             20

Part III

Item 9.       Directors, Executive Officers; Compliance with
              Section 16(a) of the Exchange Act                               21

Item 10.      Executive Compensation                                          25

Item 11.      Security  Ownership of Certain Beneficial Owners and
              Management                                                      27

Item 12.      Certain Relationships and Related Transactions                  27

Item 13.      Exhibits, Lists, and Reports on Form 8-K                        29

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We operate a full service, discount brokerage through our wholly-owned subsidiary, Shochet Securities, Inc. Shochet Securities operates five branch offices, all of which are in Florida. We provide our customers a broad range of financial services. We assign each of our customers a registered representative to supervise his or her account. In January 2000, we commenced offering online brokerage services through Shochet Online!, our online brokerage division, through our website, located at www.shochet.com. As of April 25, 2000, Shochet Online! had approximately 330 registered account holders. As of April 25, 2000, approximately 580 additional people had registered to use our website for news, quotes and other market information.

         We were incorporated in Delaware in July 1999. Our executive offices are located at 2351 East Hallandale Beach Boulevard, Hallandale Beach, Florida. We are majority owned (approximately 55%) by our parent company, Research Partners International, Inc., a publicly traded holding company, which is the sole stockholder of another broker-dealer subsidiary, GKN Securities Corp., and a majority stockholder of EarlyBirdCapital.com Inc., which is in turn, the sole stockholder of two other broker-dealers, EBCapital (Europe) AG and EarlyBirdCapital, Inc.

         In March 2000 we completed an initial public offering of 1,045,000 shares of our common stock. These securities are listed on Nasdaq SmallCap Market System under the symbol SHOC. We raised gross proceeds of $9,405,000 through this offering

         We provide brokerage services in equity and fixed income securities, options, annuities and mutual funds. We charge our clients commissions that are generally less than those charged by other full service firms for similar services, and pay our brokers a percentage of that commission. As of April 2000, we employed approximately 50 brokers, who manage approximately 15,000 client accounts.

         Our online services and products presently include:

         o        financial news;

         o        online order entry for equity securities;

         o        charting;

         o        access to portfolios;

         o        real-time posting of positions; and

         o        real-time and delayed quotes;

         Our online services and products will include:

         o online order entry for options, mutual funds and fixed income securities;

         o        company and industry research; and

         o access to initial public offerings and private financings distributed through our sister company, EarlyBirdCapital.

Strategy

         Our business strategy is comprised of two parallel, complementary directions. The first is to build our traditional and online brokerage businesses. The second prong of our strategy, which we recently developed, is to create an Internet portal for seniors, which will be linked to Shochet Online!

         Building our brokerage business

         We intend to establish ourselves as a premier Internet brokerage firm and continue to develop our presence as a discount broker in Florida. We believe that our advantage over other online brokers lies with our securities brokerage industry experience embodied by our experienced brokers. Our strategy includes the following elements:

         o Leverage our existing operations capabilities and experienced management team to build our online brokerage business. We believe that our account representatives and our longevity in the brokerage industry have contributed to our reputation as a quality brokerage firm. Our expertise derives from over 18 years of operation and will provide the backbone of our online brokerage services business.

         o Emphasize the role of the broker in our online service offerings. Each of our online customers is assigned a broker to service his or her account. The customer will decide how active a role the broker plays in the customer's investment decisions. The customer may trade online without assistance or may call upon the broker for investment advice and execute trades through the broker. Our online services complement the services provided by our brokers and appeal to those clients who may feel that their needs are not met by large online-only brokerage firms.

         o Open branch offices and mini-offices. We intend to open new branch offices to expand our presence into areas of Florida where currently we are not represented. We plan to increase our visibility further by opening mini-offices: smaller satellite offices located in highly trafficked areas, each within a short drive of a branch office, staffed by two to four brokers.

         Developing our Internet portal for seniors

         We have recently begun building our Internet portal for seniors, through which we intend to leverage our existing community of retirement age brokerage clients into an online affinity group. Our goal is to become a leading online destination for the growing South Florida seniors community, where users can obtain financial information, health information, information about families and relationships and can interact among a community of their peers.

         We intend to derive revenues from this new business through a variety of means, including obtaining advertising revenue from other vendors and by driving traffic to Shochet Online!, which will result in the opening of online accounts. We recently signed agreements with Paytrust, an online bill payment provider and Sickbay.com, an online provider of health-related content, but to date have not derived any significant revenues from these agreements. We intend to explore all opportunities available to us, including acquisitions, to acquire content and strategic relationships on our portal for seniors. This prong of our strategy is comprised of the following elements:

         o        grow our membership and usage;

         o        enhance and expand our networks;

         o        increase sponsor and advertising revenues; and

         o        generate e-commerce revenues.

Brokerage Industry Overview

         The securities brokerage industry has recently undergone a period of significant change, led by electronic and online commerce. Internet and online services have created new methods of conducting business for organizations and individuals that have traditionally conducted business in person, through the mail or over the telephone. Consumers have shown a growing desire to transact various types of business electronically, such as bill payment and trading securities. Online commerce has enabled individuals to execute these transactions faster, less expensively and more conveniently than could be conducted previously.

         Prior to the 1975 passage of a law that deregulated brokerage commissions, an individual investor could access the financial markets only through a full-commission broker. The deregulation of brokerage commissions led to the emergence of the discount brokerage firms, which gave rise to the electronic brokerage firms. Electronic brokerage services permit investors to reduce further brokerage costs and expand clients' access to information. As investors obtain more access to investment information, we believe they will desire greater control over their financial decisions and seek alternative ways to invest more conveniently and cost-effectively. We believe that this trend has created a growing opportunity to provide online trading services that are easy to use, cost-effective and secure.

         In recent years, there has been substantial growth in the ownership of equity and fixed income securities worldwide. According to the Investment Company Institute, total financial assets of U.S. households were $14.0 trillion at the end of 1995, and are expected to grow to over $22.5 trillion by the year 2000. These assets are invested in, among other things, more than 8,500 publicly traded companies in the United States, including more than 2,900 companies that have completed initial public offerings in the last five years, and thousands more internationally. The growth in financial assets has resulted from a number of factors, including an increase in the number of mutual funds and increased cash flows into those mutual funds, households allocating more of their assets to equity investments, sustained high returns in the equity markets over a number of years, and lower trading costs as a result of regulatory changes and improved technologies.

         The online brokerage services segment of the brokerage industry has undergone rapid growth and is expected to continue to grow significantly. Piper Jaffray estimates that at June 30, 1999, there were 9.7 million online accounts, compared to 3.7 million in 1997 and 7.3 million in 1998. Piper Jaffray also reported a daily average of 547,500 online trades during the three months ended June 30, 1999. Earlier this year, CS First Boston estimated that online trades account for almost one in every six stock market trades. Forrester Research predicts that by 2003, 9.7 million households in the United States will hold greater than $3 trillion in 20.4 million accounts, compared to $415 billion in 1998, an increase of more than 700%.

Internet Industry Overview

         The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically, and providing advertisers and businesses with an attractive means of marketing and selling their products and services. International Data Corporation estimates the number of users accessing the Web will increase from approximately 142 million at the end of 1998 to approximately 502 million by the end of 2003. According to International Data Corporation, the amount of commerce conducted over the Web will top $1 trillion by 2003. Forrester Research estimates that the amount spent on online advertising in the United States is expected to increase from approximately $2.8 billion in 1999 to approximately $22.2 billion by 2004. The Internet enables features and functions that are unavailable in traditional media, permitting online retailers to interact effectively with customers and advertisers to target specific demographic groups by capturing valuable data on customer tastes, preferences and shopping and buying patterns.

Seniors' increasing use of the Internet and their importance in the economy

         Seniors represent an attractive demographic group for advertisers and businesses. According to Jupiter Communications, 10.7 million older adults were online at the end of 1998. By 2003, Jupiter predicts that number to increase to
27.3 million. We believe that seniors are increasing their use of the Internet for commercial purposes. Although seniors are underrepresented in the online spending category, accounting for a small proportion of online sales in 1998, we expect this gap to narrow over the next several years as more seniors become comfortable with and embrace the Internet.

         Although seniors are increasingly turning to the Internet, we believe that many are frustrated by the technical challenges and social distance inherent in going online, and are thus unable to maximize their enjoyment and fulfillment. Our website offers solutions and support for seniors managing finance and health issues, and we anticipate that it will soon offer topics such as families, travel and leisure, shopping and relationships. We intend our networks to do more than merely supply information and content; they will integrate information, feature senior citizen experts, peer interaction, workshops, and, perhaps most importantly, the opportunity to open an account at Shochet Online! and establish a relationship with one of our experienced brokers. We believe that our services will provide members of the Shochet community a personal touch seldom found on the Internet.

Traditional Product Lines

         Equities

         We offer access to all United States equities and to equities in most foreign markets. We do not make markets in equity securities and do not maintain any inventory positions of equities for customers to purchase, except that we take principal positions on a case-by-case basis only to facilitate customer transactions. Equity executions are automatically routed to a third party market maker, wholesale trader or an electronic clearing network to achieve the best execution for our customers.

         Fixed Income

         We maintain a trading desk to locate, buy and sell fixed income securities, such as municipal bonds, corporate bonds, government securities, notes and other fixed income products. We maintain inventories in fixed income securities on a case-by-case basis only to facilitate customer transactions.

         Research Services

         We provide our customers with research prepared by several sources including Ryan, Beck & Co. Southeast Research Group, EarlyBirdCapital and our clearing firm, Schroder. We make this research available in our branches, enclose it in customer statements and provide it on our website.

         Mutual Funds

         We sell and market mutual funds to our customers from numerous mutual fund providers. Our customers have access to over 4,000 mutual funds through Schroder.

         Insurance Products

         Our insurance division markets a range of fixed and variable annuities, universal life insurance, term life insurance, long term health care insurance and other insurance products. We expect to increase our emphasis on this business and our marketing efforts of these and related products through the expansion of our insurance division into a financial planning division, Shochet Financial Services Group.

Other Products and Services

         We offer additional investment products, such as retirement accounts, check writing, cash management accounts, debit cards and other products.

         Online Brokerage Services

         Our online brokerage services enable customers to:

         o        enter orders to sell or buy equities;

         o review the securities positions in their portfolios with real-time posting of positions;

         o determine their buying power and margin balances (if applicable);

         o        obtain real-time and delayed stock quotes.

         Our website offers earnings reports, stock performance, charting and screening capabilities, company news and other research.

         Investment Banking

         We intend to expand our full-service operations to include investment banking. We have recently received approval to co-manage or participate as a selling group member in public offerings. Our customers will have the ability to participate in corporate finance transactions, including initial public offerings and private placements of other companies, distributed through our sister company, EarlyBirdCapital. This product line will provide an additional source of revenue for us.

         Marketing and Advertising

         Historically, our brokerage marketing efforts have been limited to advertisements in local news publications and local radio. We intend to build brand awareness, attract new customers and sell our existing customers additional products and services by marketing our online brokerage services through advertisements appearing in various online sites, in a broader variety of newspapers and magazines, on the radio and through inserts appearing in monthly customer statements. To date, these efforts have been limited, but we have allocated a significant portion of the proceeds derived in our initial public offering to this endeavor. In addition, we plan to sponsor seminars and educational programs on topics such as estate planning and tax savings workshops.

         Clearing Arrangements

         We do not hold any funds or securities of our clients nor do we directly execute and process either our own or our clients' securities transactions. We currently carry our customer accounts and clear our customer orders through Schroder. Each account carried by Schroder is covered by the Securities Investors Protection Corporation, or SIPC, which provides each client insurance for an aggregate of $500,000 in assets, which includes a maximum of $100,000 in cash or cash equivalents. Each account carries an additional $99.5 million in coverage, which coverage is provided by an outside insurance company.

         Our agreement with Schroder provides that it process all securities transactions for our account and the accounts of our clients for a fee. Services include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify and hold Schroder harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. Our clearing agreement may be terminated by either party upon 60 days' written notice. We depend on the operational capacity and the ability of Schroder for the orderly processing of transactions.

         Account Security

         We use proprietary and industry standard security measures to protect our clients' assets. Online clients will be assigned individual account numbers, user identification and passwords that must be input each time they log on to the system. In accordance with standard industry practices, telephone orders require authentication through personal identification numbers, passwords or other personal information. In addition, our trade processing system compares our account database with the clearing firm's account information on a daily basis to detect any discrepancies.

         We rely on encryption and authentication technology, including public key cryptography technology licensed from other parties, to provide the security and authentication necessary to effect the secure exchange of information.

         Firewalls and other software limit not only system access to the authorized users, but also the authorized users to specifically approved applications. This firewall software prevents unauthorized access to critical areas of our system such as account information.

         We have implemented policies relating to the transfer or withdrawal of funds by clients to prevent unauthorized withdrawals. Checks will be issued only in the account holder's name and wire transactions will be sent only to a bank account in the account holder's name.

         Client Support

         Our client service organization handles product and service inquiries and addresses all brokerage and technical questions. Live client support is available 10 hours a day from 8:00 a.m. to 6:00 p.m. EST Monday through Friday. We employ 5 client service associates, who are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support to those customers not requiring the attention of our full service brokers.

Risk Management

         Our risk management is implemented through a risk management principal, our legal and compliance departments and an operations group comprised of our personnel and Research Partners' supervisory personnel.

         Risk Management

         Our in-house risk management principal monitors and maintains firm and customer margin credit and securities concentrations and monitors our adherence to securities and lending regulations.

         Legal and Compliance

         Aided by Research Partner's legal and compliance departments, we maintain a comprehensive compliance program, which monitors and implements policies to ensure our adherence to securities laws, regulations and rules, rules imposed by the self-regulatory organizations, lending rules and other similar rules and regulations to which we are subject. Our own compliance department will continue to operate in conjunction with Research Partners' compliance department for the foreseeable future.

         Operations

         Our operations department plays a key role in the day-to-day function and control of our business. Its duties include ensuring that all checks have been properly deposited into customer accounts, that all disbursements have been distributed accurately and that all customer account applications are processed correctly, among others.

Relationship with Research Partners

         Four of our seven directors serve simultaneously as officers or directors of Research Partners or its other subsidiaries. Service as a director or officer of both us and Research Partners or its subsidiaries could create conflicts of interest if these directors and officers are faced with decisions that could have materially different implications for us and for Research Partners. If and when a conflict of interest arises, our directors intend to take all actions necessary to comply with their fiduciary duties to our stockholders under Delaware law. Our charter provides for the limitation of liability of our officers, directors and employees who serve in similar capacities for Research Partners in situations where there may be a breach of fiduciary duty caused by conflicts of interest between us and Research Partners.

         We have entered into an intercompany services agreement with Research Partners and its subsidiaries. Its material terms are summarized below. This agreement was not negotiated on an arms-length basis, but we believe its terms are no less favorable to us than those that could have been obtained from an unaffiliated third party. Our by-laws also provide that we will not enter into new material agreements with Research Partners unless those agreements are approved by a majority of our directors who are not affiliated with Research Partners. This provision can be amended only by a majority of non-affiliate directors.

         Intercompany Service Agreement

         The intercompany services agreement permits us to obtain services as needed from Research Partners and its affiliates on a cost reimbursement basis. The services we anticipate receiving under the agreement include accounting and bookkeeping, financial planning and financial reporting, internal audit, legal, computer management, records management, payroll management, purchasing assistance, regulatory compliance, marketing, human resources management and compliance, tax reporting and tax filing, office services and office space. We may change the scope of services or obtain them from another party at our discretion. Services provided by Research Partners will be performed by personnel of Research Partners or one of the subsidiaries, who will be held to a standard of care equal to that of their work for their employer. Either Research Partners or we may cancel the agreement upon 60 days' notice. Additionally, either party may cancel the agreement in the event of breach by the other party, which has not been cured, or by liquidation, bankruptcy or insolvency of the other party. We, in turn, will provide services to Research Partners when requested, also on a cost reimbursement basis. The terms of this agreement may not be changed unless a majority of our non-affiliate directors consent. Unless terminated earlier, the agreement will be effective until the earlier of the date Research Partners owns less than 50% of our outstanding capital stock or three years from the date of this prospectus.

Competition

         We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant portion of which have greater capital and other resources. Our competition includes traditional full service and discount brokerage firms that also utilize the Internet to transact retail brokerage business, including Merrill Lynch & Co., Charles Schwab, TD Waterhouse Securities, Morgan Stanley Dean Witter & Co, Quick and Reilly and Prudential Securities. Additionally, we face competition from Internet-based firms such as Datek Securities Corp., Ameritrade and E*Trade, Inc. Other sources of competition, such as commercial banks, mutual funds, and insurance companies, have entered our market. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel and the quality, range and relative prices of services and products offered. While we do not expect to provide the lowest commissions available, we expect to compete on the basis of quality customer service and availability of professional advice and service. Our Internet-based commissions range from approximately $14.95 to $49.95, depending on the nature of services provided by us, for trades of fewer than 2,000 shares. Non-Internet-based trade commissions range from $40 for 100 shares to approximately $450 for 5,000 shares.

         A wide range of prices, services and products exist among firms that are primarily Internet-based brokerage operations. Many firms, such as Datek, Ameritrade and E*Trade feature listed commission prices lower than ours. Unlike us, however, these firms do not assign a permanent full service broker ready to assist the client when needed.

         Other firms such as Muriel Siebert, Quick & Reilly and Merrill Lynch Direct feature branch office networks similar to ours and, like us, assign brokers to their customers' online accounts. However, when an Internet client of these firms trades with his or her assigned broker, the customer is charged the same listed commission as a non-Internet client. When one of our online clients uses his or her assigned broker, on the other hand, the client is charged a commission discounted from commissions charged to our non-Internet clients.

         Competition from Internet companies

         The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. We expect that competition will continue to intensify as there are few barriers to entry.

         We believe that the primary competitive factors in the creation of an online community are:

         o        brand recognition;

         o        quality of service;

         o        demographic focus;

         o        member affinity and loyalty;

         o        functionality;

         o        variety of value-added services;

         o        ease-of-use; and

         o        reliability and critical mass.

         Other companies or sites which are primarily focused on targeting seniors online include Seniors.com and SeniorSite.com as well as Websites targeted to categories such as health. We will likely also face competition in the future from:

         o        developers of Web directories;

         o        search engine providers;

         o        content sites;

         o        commercial online services;

         o        sites maintained by Internet service providers; and

         o other entities that attempt to establish communities on the Internet by developing their own or purchasing one of our competitors.

         There can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

         We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers are:

         o        the amount of traffic on our Websites;

         o        brand recognition;

         o        the demographics of our members and visitors;

         o        our ability to offer targeted audiences; and

         o the overall cost-effectiveness of the advertising medium offered by us.

         We believe that the number of Internet companies relying on Web-based advertising revenues will increase greatly in the future. Accordingly, we will likely face increased competition, which could in turn have a material adverse effect on our business, results of operations and financial condition.

         Many of our current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

         o        longer operating histories;

         o significantly greater financial, technical and marketing resources;

         o        greater name recognition; and

         o        larger existing customer bases.

         These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable
Websites for placement of advertisements. Accordingly, there can be no assurance that:

         o we will be able to grow our membership, traffic levels and advertiser customer-base at satisfactory levels;

         o competitors will not experience greater growth in traffic as a result of these relationships which could have the effect of marking their Web sites more attractive to advertisers; or

         o our strategic partners will not sever or will elect not to renew their agreements with us.

         There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

Government Regulation

         The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation by the SEC and various state agencies and regulatory organizations, such as the NASD. Shochet Securities is registered as a broker-dealer with the SEC and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., known as NASDR, which has been designated by the SEC as the primary regulator of Shochet Securities. NASDR adopts rules that govern members of the NASD and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Shochet Securities is registered as a broker-dealer in 38 states and the District of Columbia.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

         We are subject to federal and state securities laws, which govern the offer and sale of securities and the operation of the securities markets and broker-dealers. When enacted, these securities laws did not contemplate the conduct of a securities business through the Internet. Although the SEC has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve.

Net Capital Requirements

         The SEC, NASD and other self-regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule. As of January 31, 2000 Shochet Securities was required to maintain minimum net capital of $100,000 and had total net capital of approximately $195,000, which was $95,000 in excess of the required amount.

         If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require our liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit our operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

Trademark

         We have registered the trademark "Shochet Online!" in the United States, which appears on our website. We own no other trademarks, patents or registered copyrights.

Employees

         In April, we had a total of 75 employees; 37 of which are registered representatives, 26 of which are support staff, and 12 of which are management personnel, who are also registered. We believe our relations with our employees are generally good and we have no collective bargaining agreement with any labor unions.

ITEM 2.  DESCRIPTION OF PROPERTIES

                                                           Approx.
                                                            Sq.                                     Annual
Location                                                   Footage           Lease Exp.        Lease Payments
--------                                                   -------           ----------        --------------

Hallandale (principal office)............................     5,000        February 2006             $129,000
Boca Raton...............................................     1,500        October 2004               $60,000
Miami Beach..............................................     3,000        April 2003                 $71,000
South Miami..............................................     3,155        November 2003              $76,000
Tamarac..................................................     2,516        June 2001                  $45,000
Delray Beach.............................................     2,400        November 2002              $36,000

         We have not yet commenced active operations in our Boca Raton office. We intend to open this office during the second quarter of calendar 2000.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, our principals and we are, and may become a party to, legal or regulatory proceedings or arbitrations. Except as described below, no pending legal proceeding is expected to have a material adverse effect on our financial condition or results of operations.

         In August 1999 Shochet Securities was found jointly and severally liable with respect to an arbitration claim by a former customer against Shochet Securities, a current employee and a former employee regarding unauthorized execution of transactions in the former customer's account and improper disbursements from the account during the period from June 1995 through November 1996. The former customer was awarded approximately $211,000 in compensatory and punitive damages, interest and costs. In November 1999, Shochet Securities agreed to pay $200,000 to settle the former customer's claim for attorney's fees. Research Partners paid an aggregate of $411,000 on behalf of Shochet Securities. Research Partners believes it has a claim against the former owners of Shochet Securities for indemnification of the amounts it has paid since it believes that most of the activity upon which the former customer's complaint was based occurred prior to Research Partners' acquisition of Shochet Securities. If Research Partners collects under this indemnification, it would reduce the amount Shochet Securities would be required to reimburse Research Partners. We have reached an agreement in principle with the previous owners of Shochet Securities whereby Research Partners will be reimbursed approximately $271,260. To date, $9,000 has been received. We anticipate the remainder of these payments will be received within 24 months.

         In January 2000, the Division of Securities and Investor Protection of the Department of Banking of the State of Florida notified us that, based on the circumstances described in the paragraph above, it believed that Shochet Securities, the current employee and a former member of our management, had violated provisions of the Florida Securities and Investor Protection Act. Although the Division of Securities and Investor Protection proposed a settlement to us at the same time as we were informed of its interest in this matter, we intend to explore our options to defend or otherwise resolve this matter. There can be no assurance that this matter will be resolved in a manner favorable to us. The proposed settlement would have no material adverse effect on our financial condition or results of operations, although adverse publicity associated with acceptance of the proposed settlement might materially hurt our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Dividends

         To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, its capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings for use in our business.

Market Information

         Our common stock began trading on the Nasdaq SmallCap Market System under the symbol SHOC on March 15, 2000. On April 28, 2000, the last sale price of our common stock was $2.50 per share. There was no trading market for our securities before our initial public offering.

         On March 31, 2000, there were approximately 11 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

Sales of Unregistered Securities

         In fiscal 2000, as part of a corporate reorganization into a holding company structure, Research Partners contributed all 200,000 issued and outstanding shares of Shochet Securities to Shochet Holding Corp. in exchange for 1,200,000 shares of common stock of Shochet Holding Corp. Inasmuch as this transaction did not involve a public offering, this transaction was exempt from registration within the meaning of Section 4(2) of the Securities Act.

Public Offering

         On March 14, 2000, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 in connection with our initial public offering. A total of 1,045,000 shares of our common stock (including 45,000 shares issued pursuant to the exercise of the underwriters' over-allotment option) were sold at a price of $9.00 per share to the underwriters Gaines, Berland Inc. and Shochet Securities, Inc. The aggregate gross proceeds raised in connection with the IPO were $9,405,000.

         As of April 28, 2000, none of our net proceeds from the IPO had been utilized. Our net proceeds will be used for advertising and promotion, repayment of debt owed Research Partners, branch office and expansion, hiring of personnel, technology improvements, and working capital and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated results of operations and financial condition of us and Shochet Securities should be read in conjunction with our consolidated financial statements included elsewhere in Item 7 of this document.

Business Environment

         Our primary business activity, full service discount brokerage, is subject to general economic and market conditions and the volatility of trading markets. The twelve-month period ended January 31, 2000 was characterized by favorable market conditions, which represented a recovery from the negative effects caused by volatile market conditions which characterized most of fiscal 1999.

         Our focus is to develop our presence as an Internet brokerage firm and continue to develop our physical presence as a premier discount broker in Florida. This focus led us to discontinue the on-site day trading segment of our business in July 1999 which had proven unprofitable. The results of operations of the on-site day trading segment is separately disclosed in the statement of operations as discontinued operations.

         Results of operations for any individual period should not be considered representative of future profitability. A substantial portion of our expenses is fixed and does not vary with market activity. Substantial fluctuations could occur in our revenues and profitability from period to period.

Results of Operations

Year ended January 31, 2000 vs. year ended January 31, 1999

         Net loss for the year ended January 31, 2000 was $538,000, as compared to a net loss of $327,000 for the year ended January 31, 1999. Loss from continuing operations for the year ended January 31, 2000 was $211,000, as compared to income of $75,000 for the same period in fiscal 1999. Basic and diluted loss per share of common stock was $0.45 for fiscal year 2000, compared to a loss of $0.27 for fiscal 1999. Basic and diluted loss from continuing operations per common share was $0.18 for the year ended January 31, 2000, as compared to earnings of $0.06 per common share for fiscal 1999.

Revenues

         Total revenues increased by 5% to $8,112,000 for fiscal 2000, as a result of increases in all revenue categories.

         Commission revenues increased by 2%, or $141,000, in fiscal 2000. This was due to a 22% increase in trade volume, partially offset by a 17% decrease in average commissions per ticket.

         Interest revenues increased 29%, or $174,000, in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

         Other revenues increased 176%, or $44,000 primarily due to the collection of inactive account fees in fiscal 2000 and increased order flow income in fiscal 2000 as compared with fiscal 1999.

Expenses

         Total expenses for fiscal 2000 were $8,363,000, a 9% increase from $7,653,000 for fiscal 1999. The increase is attributable to increases in all expense categories, except for decreases in occupancy and equipment, and communication expenses.

         Compensation and benefits expense increased 7% or $301,000. The majority of these expenses are variable because commissions to brokers are paid as a percentage of commission revenues generated. The increase is consistent with the increase in commission revenue for the same period.

         Brokerage, clearing and exchange fees increased 10%, or $109,000. This increase is consistent with our increase in trade volume.

         Occupancy and equipment expense decreased 3%, or $18,000, primarily due to lower equipment and repair costs.

         Communications expenses decreased 3%, or $21,000, primarily due to lower costs of obtaining market data services.

         Management fee expense of $228,000 was consistent with the prior year. We pay GKN Securities a management fee for services rendered to us in connection with its provision of accounting, legal, compliance and executive management services.

         Business development expenses increased by 148%, or $158,000, due to increased advertising and promotional activities.

         Professional fees increased 22%, or $21,000, primarily due to consulting services in connection with technological and structural improvements throughout several branch offices.

         Other expenses increased 32%, or $160,000 primarily due to a reserve for contingencies recorded in the third quarter of fiscal 2000 related to an arbitration claim by a former customer against Shochet Securities.

Income taxes

         For the year ended January 31, 2000, we recognized a total tax benefit of $209,000, primarily resulting from the loss from both discontinued and continuing operations, partially offset by the recognition of a valuation reserve for the recognition of future deferred tax benefits of $31,000. This compares to a $25,000 tax expense in the prior year as a result of the gain from operations and a tax benefit of $132,000 generated by the loss from discontinued operations.

Discontinued Operations

         On July 31, 1999, management discontinued the operations of the on-site day trading segment of our business. Losses from the discontinuation of this segment were estimated and recorded at this date and are included in loss from discontinued operations for fiscal 2000 of $327,000, which compares with losses of $402,000 for the prior fiscal year. Each of these losses are net of the income tax benefit recognized in conjunction with each of them of $169,000 and $132,000, respectively. All equipment and contracts utilized by this segment have been renegotiated or are in use by other branches of our company, with the result that we do not expect the costs of disposal to generate additional losses.

Weighted average common shares outstanding

         The average number of common shares outstanding used in the computation of basic and diluted loss per common share was 1,200,000 for each of the fiscal periods presented.

Liquidity and Capital Resources

         Approximately 26% of our assets at January 31, 2000 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand and economic and market conditions.

         In March 2000, we sold 1,045,000 shares of our common stock to the public through an initial public offering under SEC Form SB-2. The stock was priced at $9 per share. We raised gross proceeds of $9,405,000.

         Our brokerage subsidiary, Shochet Securities, is subject to the net capital rules of the NASD and the SEC. Therefore, we and Shochet Securities are subject to restrictions on the use of capital and related liquidity. In August 1999 and February 2000 Research Partners contributed $2,000,000 of additional regulatory capital in the form of additional paid-in capital and subordinated debt. $1,500,000 of this amount was repaid to Research Partners in April 2000. Shochet Securities' net capital position as of January 31, 2000, was $195,000, which was $95,000 in excess of its net capital requirements.

         We continually review our overall capital and funding needs to ensure that our capital base can support the estimated needs of our business. Our review takes into account business needs as well as regulatory capital requirements of our subsidiary. Based upon these reviews, we believe that the funds on hand following our initial public offering generated are sufficient to fund our capital requirements for at least the next 24 months.

ITEM 7.  FINANCIAL STATEMENTS

         See our Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors, executive officers and key employees are as follows:

NAME                                                                             POSITION
----                                                                             --------

Roger N. Gladstone......................................  Chairman of the Board and Chief Executive
                                                          Officer
David F. Greenberg......................................  President, Chief Operating Officer and Director
Howard B. Landers.......................................  Executive Vice President-Online Products and
                                                          Director
Andrew W. Lockwood......................................  Executive Vice President-Business Development
                                                           and General Counsel
Arnold I. Roseman.......................................  Chief Financial Officer of Shochet Securities
Richard Y. Roberts......................................  Director
James I. Krantz.........................................  Director
John P. Margaritis......................................  Director
John P. Reynolds........................................  Director

         Roger N. Gladstone, 45 years old, has served as our chairman and chief executive officer since November 1999, and an executive officer and director of Shochet Securities since it became a subsidiary of Research Partners in November 1995. Mr. Gladstone has served as vice chairman of the board of Research Partners since June 1999 and as a director of that company since January 1987. From 1987 to June 1999, he served as president of Research Partners. He also serves as a director of GKN Securities, GKN Realty Corp. and GKN Property Management, subsidiaries of Research Partners. He is also a member of the Young Presidents Organization and an honorary member of the board of directors of the Sid Jacobson Community Center in Roslyn, New York. Mr. Gladstone is a director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone received his B.A. from Stanford University, his M.B.A. from New York University and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University. Mr. Gladstone is a member in good standing of both the New York and Florida Bar Associations.

         David F. Greenberg, 52 years old, has served as our president, chief operating officer and director since November 1999, and as chief operating officer and director of Shochet Securities since it became a subsidiary of Research Partners in November 1995. He has served as president of Shochet Securities since June 1999. Mr. Greenberg was employed by GKN Securities from 1991 to July 1999, initially as director of Compliance then as branch manager of GKN Securities' New York office. In January 1996, he became senior vice president and director of Operations and Risk Management, in which capacity he served until January 2000. From 1985 to 1986, Mr. Greenberg served as president and chief executive officer of First New York Discount Corp., a broker-dealer, which he founded. From 1978 to 1985, Mr. Greenberg served in several capacities, including as director of Compliance and Branch Liaison Manager and General Securities and Options Principal for US Clearing Corp. Mr. Greenberg also serves as a member of Securities Industry Association-Discount Brokerage Committee Year 2000.

         Howard B. Landers, 43 years old, became our executive vice president-online products in November 1999 and has served as an executive officer of Shochet Securities since February 1998. From October 1994 through January 1998, Mr. Landers provided compliance, operations, trading and marketing consulting services to NASD member firms through Coral Capital Group, Inc., a consulting firm of which Mr. Landers was a principal. From 1990 to October 1994, Mr. Landers held various executive and supervisory positions with VereinWest Capital Markets, First Banquehouse Investment Group, and The Partners Financial Group, all of which are broker dealers. From 1979 to 1989, Mr. Landers was employed by Merrill Lynch & Co., Inc. in various capacities, including supervisory positions in the areas of operations, compliance, trading and as a registered representative.

         Andrew W. Lockwood, 31 years old, has served as executive vice president - business development and general counsel of each of Shochet Holding Corp. and Shochet Securities since April 2000. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. Since April 2000, Mr. Lockwood has served on the board of directors of Virtual Academics.com, Inc., a publicly traded Internet distance learning company (OTC-BB: VADC). From November 1999 to the present, Mr. Lockwood has served on the board of directors, and, until April 2000, as an executive officer, of Educational Trading Tools, Inc., a privately held financial software educational company, which he co-founded. From September 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate and securities department of Graubard Mollen & Miller, a law firm located in New York, New York. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of both the New York and Florida Bar associations.

         Arnold I. Roseman, 52 years old, has served as chief financial officer of Shochet Securities since March 2000. From March 1999 to February 2000, Mr. Roseman served as Director of Compliance of First Colonial Securities Group, a broker-dealer located in Boca Raton, Florida. From February 1994 to October 1998, Mr. Roseman served as Compliance Director for Biltmore Securities, Inc. From 1983 to 1993, Mr. Roseman served as Senior Vice President and CFO of First Institutional Securities. In addition, from 1973 to 1976, Mr. Roseman was employed by the National Association of Securities Dealers as a senior examiner and performed special projects for Nasdaq in Washington DC. Mr. Roseman received his B.A.-Finance (cum laude) from Franklin Pierce College.

         Richard Y. Roberts, 48 years old, has served as our director since November 1999 and as a director of Research Partners since December 1997. Mr. Roberts became affiliated with Thelen Reid & Priest LLP in January 1997, as counsel, where he participates in its Business and Finance, Infrastructure and Government and Utility and Energy Practice Groups. From August 1995 to December 1996, Mr. Roberts served as General Counsel to Princeton Venture Research, Inc., a venture capital securities consulting firm. From October 1990 to July 1995, Mr. Roberts served as a Commissioner of the Securities and Exchange Commission. Prior to his tenure with the Securities and Exchange Commission, Mr. Roberts served as the administrative assistant and the legislative director for then-Congressman and later Senator Richard Shelby. Mr. Roberts is a member of the Legal Advisory Board of the NASD, the Advisory Board of Securities Regulation & Law Reports, the Editorial Board of the Municipal Finance Journal, and the National Board of Policy Advisors of the Institute of Law and Economic Policy. He is a graduate of Auburn University where he received his B.S. in Electrical Engineering. He received his J.D. from the University of Alabama School of Law and his Master of Laws from the George Washington University Law Center. Mr. Roberts is a member of the Alabama Bar and the District of Columbia Bar.

         James I. Krantz, 44 years old, has served as our director since November 1999 and as a director of Research Partners since September 1990. Since 1977, Mr. Krantz has served as a Property, Casualty and Life Insurance Broker and has been engaged in real estate management and investment. From 1993 to September 1997, Mr. Krantz served as vice president, and since 1997, president and chief executive officer, of York International Agency, Inc., a full service insurance agency. Mr. Krantz received his B.A. from Syracuse University and holds a Chartered Property Casualty Underwriter designation.

         John P. Margaritis, 50 years old, has served as one of our directors since February 2000, as president and chief executive officer of Research Partners since December 1999 and as a director of Research Partners since August 1996. He is also a director of GKN Securities and Early Bird Capital Inc., subsidiaries of Research Partners. From September 1998 to December 1999, Mr. Margaritis served as president and chief executive officer of The Hawthorn Group New York, an international public relations firm. From June 1997 until September 1998, Mr. Margaritis served as chief executive officer of Margaritis & Associates, a public relations consulting firm. Mr. Margaritis was the president and chief executive officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations firm, from January 1994 through February 1997, and was the president and chief operating officer from January 1992 to January 1994. From July 1988 until January 1992, Mr. Margaritis was chairman and chief executive officer of Ogilvy & Mathers Public Relations. Mr. Margaritis is a director and member of the executive committee of the Arthur Ashe Institution for Urban Health and Research! America, a non-profit organization to promote government support of medical research, and a member of the President's Advisory Counsel for the Museum of Television and Radio. Mr. Margaritis is also a trustee of Washington and Jefferson College. Mr. Margaritis received his B.A. from Washington and Jefferson College and received his M.A. from the New School for Social Research.

         John P. Reynolds, 55 years old, has served as one of our directors since February 2000. Mr. Reynolds currently serves as senior manager of technology operations at Econotek Communications, LLC, a competitive local exchange carrier, which position he has held since April 1999. From December 1995 to April 1999. Mr. Reynolds owned an information technology consulting firm. From 1988 to November 1995, Mr. Reynolds served as director, of facilities and information technology and was limited partner of Mabon Nugent, a fixed income trading firm. From 1982 to October 1995, Mr. Reynolds served as senior national account manager in the brokerage-securities industry with AT&T. Mr. Reynolds has served as chairman of the Security Industry Association's Telecommunications and Information Management Committee and has served as a member of that organization and the Wall Street Telecommunications Committee since 1989. Mr. Reynolds received his B.B.A. from Manhattan College and has completed coursework at the Massachusetts Institute of Technology.

         Each director will hold office until the next meeting of stockholders or until his successor is duly appointed and qualified. Roger Gladstone is the brother-in-law of David Nussbaum, a director of Research Partners and director and chief executive officer of EarlyBirdCapital, the brother of Robert H. Gladstone, chief executive officer and director of GKN Securities, and the brother-in-law of Andrew Lockwood, our executive vice president-business development and general counsel. Mr. Lockwood is also the brother-in-law of David Nussbaum.

         The board of directors has established an audit committee, consisting of Roger Gladstone, Richard Roberts and James Krantz. The audit committee will review the scope of accounting audits, policies and recommend to whom reports should be submitted, review with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. In addition, this committee will review any related party transaction on an ongoing basis for potential conflicts of interest.

         The board of directors also established a compensation committee, consisting of Roger Gladstone, David Greenberg, Richard Roberts and James Krantz. The compensation committee will review and make recommendations to the board regarding salaries, compensation and benefits of executive officers and key employees.

NASDR Matter

         In August 1997, GKN Securities and certain of its executive officers, senior managers or former and present brokers, including Roger Gladstone and David Greenberg, reached settlements with the NASDR resolving an NASDR investigation concerning alleged excessive mark-ups on warrants for seven companies underwritten by GKN Securities and for which it made a market during the period from December 1993 through April 1996. This settlement was entered into without admitting or denying the NASDR's allegations. Under the settlement, GKN Securities consented to sanctions including censure, the payment of restitution, interest and fines of $1,723,000 and engaged an independent consultant to review GKN Securities' policies, practices and procedures relating to the fair pricing and commissions charged to customers and related to supervisory and compliance policies and structure and agreed to implement the recommendations of the independent consultant. Roger Gladstone consented to a censure, a $50,000 fine and a suspension from association in a capacity with any member of the NASD for 30 days. David Greenberg consented to a $15,000 fine and to a suspension from any supervisory position with any member of the NASD for 10 days.

ITEM 10.  EXECUTIVE COMPENSATION

         None of our current officers, including Roger Gladstone, who has served as our chief executive officer since November 1999, received in excess of $100,000 compensation from us during any of the past three fiscal years. L. Donald Yarkin, who served as our chief executive officer until November 1999, received a salary of $157,441 in fiscal 1999, $132,526 in fiscal 1998 and $144,793 in fiscal 1997. During the past three fiscal years, Mr. Yarkin received options to purchase an aggregate of 13,000 shares of Research Partners' common stock, 10,000 of which have an exercise price of $6.00, the remainder of which have an exercise price of $3.69. These options vest over a period from March 11, 2000 to June 24, 2000 and expire between March 12, 2007 and June 29, 2009.

Employment Agreements

         We have entered into employment agreements with each of Roger Gladstone, David Greenberg, Howard Landers and Andrew Lockwood. The term of each of Mr. Gladstone's, Mr. Greenberg's and Mr. Landers' agreement commenced on March 15, 2000 and expires on its one-year anniversary date, or March 15, 2001. The term of Mr. Lockwood's agreement commenced on April 11, 2000 and expires on its one year anniversary date, or April 11, 2001. Each employment agreement is subject to automatic renewals of one-year terms unless 30 days' prior written notice of termination is given by either party. Each agreement provides for the granting of options to purchase 36,000 shares of common stock at the per share offering price of the initial public offering, or $9.00 per share. The options vest in equal annual installments over a three-year period commencing on the one-year anniversary date of the employment agreements. Each of Mr. Gladstone's, Mr. Landers' and Mr. Lockwood's agreement provides for an annual base salary of $120,000. Mr. Greenberg's agreement provides for an annual base salary of $150,000. Each agreement provides for a bonus as may be awarded by our board of directors, in its discretion. Each of the agreements gives the executive the right to terminate his employment in the event of a change in control of our company, in which case the executive will be entitled to immediate vesting of his options and continued payment of his salary and benefits through the expiration of the then current term of his employment agreement. Mr. Gladstone and Mr. Lockwood will also be entitled to a minimum bonus of $120,000, and Mr. Greenberg will be entitled to a minimum bonus of $150,000, in the event of termination by them because of a change in control. Each of Mr. Gladstone's, Mr. Lockwood's and Mr. Greenberg's agreement also contains a prohibition on competing with us for one year after termination of employment for any reason. Mr. Gladstone's agreement provides that he devote substantially all of his business time to us; each of Mr. Greenberg's, Mr. Landers' and Mr. Lockwood's agreement provides for full-time services.

1999 Performance Equity Plan

         In November 1999, the board of directors adopted, and in December 1999, the sole stockholder approved, our 1999 Performance Equity Plan. This plan authorizes the granting of awards of up to 350,000 shares of common stock to our key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. As of April 25, 2000,

194,000 incentive stock options are outstanding under the plan, 144,000 of which were issued under the employment agreements described above. No options have vested.

         The plan is administered by our board of directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

         In connection with incentive stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value of the case of a grantee holding more than 10% of our outstanding stock). The aggregate fair market value of shares for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the plan may be granted at a price determined by the board of directors, not to be less than the fair market value of the common stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this report. As of the date of this report, there are 2,245,000 shares of common stock issued and outstanding.

NAME AND ADDRESS OR                                    NUMBER OF SHARES
   IDENTITY OF GROUP                                 BENEFICIALLY OWNED                 PERCENTAGE
------------------------                             ------------------                 ----------

Research Partners International, Inc.                   1,200,000                                 55%
   One State Street Plaza
   New York, New York 10004
Roger N. Gladstone                                         10,000                        Less than 1%
   433 Plaza Real, Suite 245
   Boca Raton, Florida 33434
David F. Greenberg                                           -0-                              -0-
   2351 East Hallandale Beach Blvd
   Hallandale, Florida 33998
Howard B. Landers                                            -0-                              -0-
   2351 East Hallandale Beach Blvd
   Hallandale, Florida 33998
Andrew W. Lockwood                                           -0-                              -0-
   433 Plaza Real, Suite 245
   Boca Raton, FL 33432
Richard Y. Roberts                                           -0-                              -0-
   Thelen Reid & Priest LLP
   701 Pennsylvania Avenue, N.W
   Washington, DC 20004-2608
James I. Krantz                                              -0-                              -0-
   One Executive Boulevard
   Yonkers, New York 10701
John P. Margaritis                                           -0-                              -0-
   One State Street Plaza
   New York New York 10004
John P. Reynolds                                             -0-                              -0-
   352 Seventh Avenue
   New York New York 10001
All officers and directors as a group                      10,000                        Less than 1%
   (8 persons)


         Roger N. Gladstone, our chief executive officer, beneficially owns approximately 13.7%, of the outstanding common stock of Research Partners, our parent.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We, Shochet Securities, Research Partners and affiliates of Research Partners engage in a variety of transactions between and among each other in the ordinary course of our businesses. We have not retained an independent third party to evaluate transactions with Research Partners and its affiliates and, to date, there has been no independent committee of the board of directors to evaluate these transactions. The terms and conditions of these transactions, including fees or other amounts paid by us connection with these transactions, were agreed upon by all parties. We believe that the terms of each affiliated transaction were no less favorable then those that could have been obtained on an arms-length basis from an unaffiliated party.

         All future material transactions with any of our officers, directors or 5% stockholders will be made or entered into on terms no less favorable to any party than those that can be obtained from unaffiliated third parties. Any future affiliated transactions must be approved by our independent directors, who do not have an interest in the transaction and who have access, at our expense, to their own legal counsel.

         In 1996, in connection with the purchase of Shochet Securities by Research Partners, Shochet Securities entered into a subordinated loan agreement for $1,000,000 with Research Partners. The loan bears an annual interest rate of 12% and total interest paid was $137,000 for the fiscal year ended January 31, 1999 and $145,000 for the year ended January 31, 1998. All payments under the note are due in May 2000. We used a portion of the proceeds of our initial public offering to repay this loan.

         In August 1999, Research Partners loaned $500,000 to Shochet Securities in the form of a subordinated note. The note bears an annual interest rate of eight percent and its term is for two years, expiring August 31, 2001. In February 2000, Research Partners loaned $1,500,000 to Shochet Holding in the form of a demand promissory note bearing an interest rate of 8% per annum. Shochet Holding, in turn, contributed $500,000 as additional paid-in capital of Shochet Securities. In March 2000, Shochet Holding lent the remaining $1,000,000 to Shochet Securities as a temporary subordinated loan, as defined by the NASD. Both of these transactions were effected in order to support the net capital position of Shochet Securities in its role as an underwriter of the initial public offering of Shochet Holding. Shochet Securities repaid Shochet Holding $1,000,000 and Shochet Holding repaid Research Partners $1,500,000.

         James Krantz, one of our directors, provides to us commercial property and umbrella insurance through York Insurance Agency, a company of which he is a principal. Our aggregate payments to York for each of the past two fiscal years were $25,415 and $24,816, respectively.

         In the year ended January 31, 2000, we paid to GKN Securities a management fee of an aggregate of $258,000 for management services rendered to us, which included $30,000 paid for services to discontinued operations no longer rendered. These services included accounting, legal, compliance and executive management services. We have paid an aggregate of $283,000 for the year ended January 31, 1999, which included $55,000 paid for services to discontinued operations no longer rendered.

         We have entered into an intercompany services agreement with Research Partners under which Research Partners provides us with services on an as-needed basis on a cost reimbursement basis. These services include: accounting and bookkeeping; financial planning; financial reporting; internal audit; legal; computer management; records management; payroll management; purchasing assistance; regulatory compliance; marketing; human resources management and compliance; tax reporting and filing; office services and use of office space.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

   (a) Exhibit No.Description

        1.1       --       Form of Underwriting Agreement*
        2.1       --       Certificate of Incorporation of Shochet Holding Corp.*
        3.2       --       Certificate of Amendment of Shochet Holding Corp.*
        3.2(a)    --       Certificate of Amendment of Shochet Holding Corp.*
        3.3       --       Bylaws of Shochet Holding Corp.*
        3.4       --       Amendment No. 1 to Bylaws of Shochet Holding Corp.*
        4.1       --       Specimen Common Stock Certificate*
        4.2       --       Underwriter's Purchase Option*
      10.1        --       1999 Performance Equity Plan*
      10.2        --       Employment Agreement between Shochet Holding Corp. and Roger
                           Gladstone*
      10.3        --       Employment Agreement between Shochet Holding Corp. and David
                           Greenberg*
      10.4        --       Employment Agreement between Shochet Holding Corp. and Howard
                           Landers*
      10.5        --       Intercompany Services Agreement between Research Partners
                           International, Inc. and Shochet Holding Corp.*
      10.6        --       Clearing Agreement between Shochet Securities, Inc. and Schroder & Co,
                           Inc.*
      10.7        --       Form of Option Agreement*
      10.8        --       Employment Agreement between Shochet Holding Corp. and Andrew
                           Lockwood
      21.1        --       Subsidiaries of Shochet Holding Corp.*
      27.1        --       Financial Data Schedule

 (b) List and Reports on Form 8-K

         None

-----------------------

*Incorporated by reference to our registration statement filed on Form SB-2 registration number 333-92307.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Shochet Holding Corp.

                                             /s/ Roger N. Gladstone
                                             ----------------------
                                             Roger N. Gladstone
                                             Chairman of the Board and
                                             Chief Executive Officer (Principal
                                             Executive Officer)

                                             Date:     May 15, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2000.

/s/ Roger N. Gladstone                 Chairman of the Board and Chief
----------------------                 Executive Officer (Principal
Roger N. Gladstone                     Executive Officer)


/s/ David F. Greenberg                 President, Director, Chief Operating
----------------------
David F. Greenberg                     Officer and Principal Accounting Officer

/s/ Howard B. Landers                  Executive Vice President-Online Products
---------------------
Howard B. Landers                      Director

/s/ Richard Y. Roberts                 Director
----------------------
Richard Y. Roberts

/s/ James I. Krantz                    Director
-------------------
James I. Krantz

/s/ John P. Margaritis                 Director
----------------------
John P. Margaritis

/s/ John P. Reynolds                   Director
--------------------
John P. Reynolds





                                       SHOCHET HOLDING CORP. AND SUBSIDIARY

                                    Index to Consolidated Financial Statements




Independent Auditors' Report....................................................................................F-2
Consolidated Statements of Financial Condition as of January 31, 2000 and
    January 31, 1999............................................................................................F-3
Consolidated Statements of Operations for the years ended January 31, 2000 and
    January 31, 1999............................................................................................F-4
Consolidated Statements of Changes in Stockholder's Equity for the years ended January 31, 2000 and
    January 31, 1999............................................................................................F-5
Consolidated Statements of Cash Flows for the years ended January 31, 2000 and
    January 31, 1999............................................................................................F-6
Notes to Consolidated Financial Statements......................................................................F-7


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of Shochet Holding Corp.:


We have audited the accompanying consolidated statements of financial condition of Shochet Holding Corp. and subsidiary (the "Company") as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the two-year period ended January 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2000, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
------------
KPMG LLP


New York, New York
April 7, 2000


                                       SHOCHET HOLDING CORP. AND SUBSIDIARY

                                  Consolidated Statements of Financial Condition




                                                                                    January 31,           January 31,
                                  ASSETS                                               2000                   1999
                                                                                 ------------------    -------------------

Cash and cash equivalents..............................................          $        574,000     $         868,000
Receivable from brokers and dealers....................................                   407,000               298,000
Securities owned, at market value......................................                   190,000               119,000
Office furniture, equipment and leasehold improvements, net............                   798,000               646,000
Goodwill, net..........................................................                 1,563,000             1,637,000
Income taxes receivable................................................                   224,000               106,000
Deferred IPO costs.....................................................                   301,000                    --
Other assets...........................................................                   518,000               241,000
                                                                                 ------------------    -------------------

Total assets...........................................................          $      4,575,000      $       3,915,000
                                                                                 ==================    ===================

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Securities sold, not yet purchased, at market value....................          $         39,000      $          4,000
Commissions payable....................................................                   240,000               276,000
Payable to related parties.............................................                   673,000                77,000
Accrued expenses and other liabilities.................................                   405,000               302,000
                                                                                 ------------------    -------------------
                                                                                        1,357,000               659,000

Liability subordinated to the claims of general creditors..............                 1,500,000             1,000,000
                                                                                 ------------------    -------------------

Total liabilities......................................................                 2,857,000             1,659,000
                                                                                 ------------------    -------------------

Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares
 authorized; no shares issued .........................................                        --                    --
Common stock, $0.0001 par
value; 15,000,000 shares authorized; 1,200,000 shares
 issued and outstanding................................................                        --                    --
Additional paid-in capital.............................................                 2,270,000             2,270,000
Accumulated deficit....................................................                  (552,000)              (14,000)
                                                                                 ------------------    -------------------

Total stockholder's equity.............................................                 1,718,000             2,256,000
                                                                                 ------------------    -------------------

Total liabilities and stockholder's equity.............................          $      4,575,000      $      3,915,000
                                                                                 ==================    ===================





          See accompanying notes to consolidated financial statements.



                                       SHOCHET HOLDING CORP. AND SUBSIDIARY

                                       Consolidated Statements of Operations

                                                                                         Year Ended January 31,
                                                                                 ----------------------------------------
                                                                                       2000                   1999
                                                                                 ------------------     -----------------
Revenues:
    Commissions                                                                    $ 7,268,000             $ 7,127,000
    Interest                                                                           775,000                 601,000
    Other                                                                               69,000                  25,000
                                                                                   -----------             -----------

Total revenues                                                                       8,112,000               7,753,000
                                                                                   -----------             -----------

Expenses:
    Compensation and benefits                                                        4,525,000               4,224,000
    Brokerage, clearing and exchange fees                                            1,238,000               1,129,000
    Occupancy and equipment                                                            698,000                 716,000
    Communications                                                                     639,000                 660,000
    Management fee                                                                     228,000                 228,000
    Business development                                                               265,000                 107,000
    Professional fees                                                                  116,000                  95,000
    Other                                                                              654,000                 494,000
                                                                                   -----------             -----------

Total expenses                                                                       8,363,000               7,653,000
                                                                                   -----------             -----------

Income (loss) before income taxes                                                     (251,000)                100,000

Income tax benefit (provision)                                                          40,000                 (25,000)
                                                                                   -----------             -----------

Net (loss) income from continuing operations                                          (211,000)                 75,000

Discontinued operations:
    Loss from operations of the
       discontinued On-site Day Trading
       segment, net of income tax benefit of
       $169,000 and $132,000, respectively                                            (327,000)               (402,000)
                                                                                   -----------             -----------

Net (loss) income                                                                  $  (538,000)            $  (327,000)
                                                                                   ===========             ===========

Weighted average common shares
    outstanding-basic and diluted                                                    1,200,000               1,200,000
                                                                                   ===========             ===========

Basic and diluted earnings per
    Net (loss) income from
       continuing operations                                                       $     (0.18)            $      0.06
                                                                                   ===========             ===========

    Loss from discontinued operations                                              $     (0.27)            $     (0.33)
                                                                                   ===========             ===========

    Net (loss) income                                                              $     (0.45)            $     (0.27)
                                                                                   ===========             ===========




          See accompanying notes to consolidated financial statements.


                                       SHOCHET HOLDING CORP. AND SUBSIDIARY

                            Consolidated Statements of Changes in Stockholder's Equity




                                           Common Stock
                                   --------------------------        Additional           Accumulated
                                      Shares          Amount       Paid-in Capital          Deficit             Total
                                      ------          ------     -------------------   ----------------    --------------
Balance at
    January 31, 1998......          1,200,000    $               $        1,640,000    $        313,000    $    1,953,000
Capital contribution......                 --              --               630,000                  --           630,000
Net loss..................                 --              --                    --            (327,000)         (327,000)
                                   ----------    ------------    ------------------    ----------------    --------------

Balance at
    January 31, 1999......          1,200,000                             2,270,000             (14,000)        2,256,000
Net loss..................                 --              --                    --            (538,000)         (538,000)
                                   ----------    ------------    ------------------    ----------------    --------------

Balance at
    January 31, 2000......          1,200,000    $         --    $        2,270,000    $       (552,000)   $    1,718,000
                                   ==========    ============    ==================    ================    ==============


          See accompanying notes to consolidated financial statements.



                                       SHOCHET HOLDING CORP. AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows

                                                                                          Year ended January 31,
                                                                                 -----------------------------------------
                                                                                       2000                   1999
                                                                                 ------------------     ------------------
Operating activities:
    Net (loss) income                                                              $  (538,000)            $  (327,000)
    Adjustments to reconcile net (loss) income
      Depreciation and amortization                                                    202,000                 212,000
      Deferred taxes                                                                      --                     2,000
                                                                                   -----------             -----------
                                                                                      (336,000)               (113,000)
    Decrease (increase) in operating assets:
      Receivable from brokers and dealers                                             (109,000)               (298,000)
      Securities owned, at market value                                                (71,000)                 78,000
      Income taxes receivable                                                          (78,000)               (106,000)
      Deferred IPO costs                                                              (301,000)                   --
      Other assets                                                                    (277,000)                 12,000
    Increase (decrease) in operating liabilities:
      Securities sold, not yet purchased                                                35,000                   4,000
      Commissions payable                                                              (36,000)                116,000
      Payable to brokers and dealers                                                      --                   (40,000)
      Payable to related parties                                                       596,000                  47,000
      Income taxes payable                                                             (40,000)                (64,000)
      Accrued expenses and other liabilities                                           103,000                 127,000
                                                                                   -----------             -----------
Net cash (used in) provided by operating activities                                   (514,000)                (237,000)
                                                                                   -----------             -----------

Investing activities:
    Purchase of office furniture, equipment and
        Leasehold improvements                                                        (280,000)               (414,000)
    Goodwill resulting from acquisition                                                   --                  (158,000)
                                                                                   -----------             -----------

Net cash used in investing activities                                                 (280,000)               (572,000)
                                                                                   -----------             -----------

Financing activities:
    Issuance of subordinated loan                                                      500,000                    --
    Capital contribution                                                                  --                   630,000
                                                                                   -----------             -----------

Net cash provided by financing activities                                              500,000                 630,000
                                                                                   -----------             -----------
Net (decrease) increase in cash and cash
    equivalents                                                                       (294,000)               (179,000)

Cash and cash equivalents at beginning of period                                       868,000               1,047,000
                                                                                   -----------             -----------

Cash and cash equivalents at end of period                                         $   574,000             $   868,000
                                                                                   ===========             ===========

Cash paid for:
    Interest                                                                       $   167,000             $   100,000
                                                                                   ===========             ===========

    Income taxes                                                                   $      --               $      --
                                                                                   ===========             ===========

          See accompanying notes to consolidated financial statements.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999




1.     Organization

       The consolidated financial statements include the activities of Shochet Holding Corp. and its subsidiary (the "Company"). The Company, a wholly owned subsidiary of Research Partners International, Inc. ("Research Partners"), is primarily engaged in providing discount securities brokerage and trading services for individuals through the Company's wholly owned subsidiary, Shochet Securities, Inc. ("Shochet Securities"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and a member firm of the National Association of Securities Dealers, Inc. (the "NASD").

       On November 30, 1999, in a corporate reorganization, the Company acquired all of the outstanding common stock of Shochet Securities from Research Partners in exchange for 1,200,000 shares of the Company's common stock. The acquisition was accounted for in a manner similar to a pooling of interests since both the Company and Shochet Securities were under common control. Accordingly, the financial statements of the Company include the combined financial condition, results of operations and cash flows of the Company and Shochet Securities. All significant intercompany accounts and transactions are eliminated in consolidation. Where appropriate, prior year amounts have been reclassified to conform to the current presentation.

       The financial statements conform with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.     Summary of Significant Accounting Policies

       Fair value of financial instruments

       Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts which approximate current fair value due to their short-term nature.

       Cash and cash equivalents

       Cash equivalents are highly liquid securities with maturities of three months or less when purchased.

       Receivable from brokers and dealers

       Receivable from brokers and dealers consists primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


2.     Summary of Significant Accounting Policies--(Continued)

       Securities

       Securities transactions and the related revenues and expenses, including commission revenues and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Unrealized gains and losses are included in other revenues.

       Depreciation and amortization

       Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $312,000 at January 31, 2000 and $185,000 at January 31, 1999. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over their estimated useful lives. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

       Goodwill

       Goodwill represents the excess of the purchase price paid by Research Partners over the Company's net assets at the November 30, 1995 purchase date and the excess purchase price paid by the Company for the business of Litwin Securities Inc. on May 4, 1998. Goodwill is being amortized over 25 years on a straight-line basis. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

       Computer software costs

       The Company capitalizes the cost of any computer software developed or obtained for internal use. These costs are amortized over the estimated useful life of the software on a straight-line basis in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

       Stock-based compensation

       The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), based on the fair value-based method are presented in note 8.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)



2.     Summary of Significant Accounting Policies--(Continued)

       Income taxes

       Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

3.     Related Party Transactions

         (a) Payable to related parties consists of amounts due to Research Partners.

         (b) In connection with the purchase of the Company by Research Partners, the Company entered into a subordinated loan agreement, which qualifies for net capital purposes, for $1,000,000 with Research Partners in April 1996. The rate of interest on the loan is 12%. In August 1999, the Company entered into an additional subordinated loan agreement, which qualifies for net capital purposes, with Research Partners for $500,000. The rate of interest on the loan is 8%. The total interest expense included in other expenses resulting from an effective rate of interest on the combined loans of 10.3% and 13.7% was $154,000 and $137,000 for the years ended January 31, 2000 and 1999, respectively.

         (c) The Company paid a management fee of $258,000 and $283,000 to GKN Securities Corp., a wholly owned subsidiary of Research Partners, for the years ended January 31, 2000 and 1999, respectively. Of these amounts $30,000 and $55,000 was paid to GKN Securities Corp. by the discontinued On-site Day Trading segment for the years ended January 31, 2000 and 1999, respectively.

         (d) Professional fees includes fees for research services provided totaling $20,000 and $24,000 for the years ended January 31, 2000 and 1999, respectively, and were paid by the Company to Southeast Research Partners, Inc., formerly a wholly owned subsidiary of Research Partners.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


4.     Office Furniture, Equipment and Leasehold Improvements

       Office furniture, equipment and leasehold improvements, net consist of the following:

                                                                          January 31,           January 31,
                                                                             2000                  1999
                                                                        -------------         -------------

       Office furniture.......................................          $     178,000         $     178,000
       Equipment..............................................                276,000               118,000
       Computer software......................................                120,000                    --
       Leasehold improvements.................................                536,000               535,000
                                                                        -------------         -------------
                                                                            1,110,000               831,000

       Accumulated depreciation and amortization..............               (312,000)             (185,000)
                                                                        -------------         -------------

                                                                        $     798,000         $     646,000
                                                                        =============         =============


5.     Commitments and Contingencies

       The Company leases office facilities and equipment under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 2000, future minimum rental commitments under such leases were as follows for the fiscal years ending January 31:

       2001...................................................     $  339,000
       2002...................................................        328,000
       2003...................................................        314,000
       2004...................................................        247,000
       2005...................................................        175,000
       Thereafter.............................................        134,000
                                                                   ----------

                                                                   $1,537,000
                                                                   ==========

       Total rent expense was $419,000 and $434,000 for the years ended January 31, 2000 and 1999, respectively.

       The Company's broker-dealer subsidiary is involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


6.     Employee Benefits

       The Company participates in a defined contribution plan (the "Defined Plan") sponsored by Research Partners. The Defined Plan covers substantially all of the Company's employees meeting certain eligibility requirements. Prior to May 1, 1996, the Company's employees were covered by a separate 401(k) plan. The Company makes discretionary matching contributions to the Defined Plan annually, which amounted to $30,000 and $29,000 for the years ended January 31, 2000 and 1999, respectively.


7.     Income Taxes

       The benefit provision for income tax expense relating to continuing operations is as follows:

                                                      January 31, 2000      January 31, 1999
                                                      -----------------     -----------------

       Current:
           Federal...........................     $          40,000     $         (21,000)
           State and local...................                    --                (4,000)
                                                  -----------------     -----------------
                                                             40,000               (25,000)

       Deferred:
           Federal...........................                    --                    --
           State and local...................                    --                    --
                                                  -----------------     -----------------
                                                                 --                    --

                                                  $          40,000     $         (25,000)
                                                  =================     =================


       Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


7.     Income Taxes--(Continued)

       Net deferred taxes at January 31, 2000 and 1999 are comprised as follows:

                                                                          January 31,           January 31,
                                                                             2000                  1999
                                                                        ----------------      ----------------

Gross deferred tax asset:
    Depreciation and amortization ..............................            $ 25,000              $ 28,000
    Deferred rent ..............................................              12,000                17,000
    Other ......................................................                --                   3,000
                                                                            --------              --------

             Total gross deferred tax asset ....................              37,000                48,000

             Less: valuation allowance .........................             (31,000)              (10,000)
                                                                            --------              --------

             Net deferred tax asset ............................               6,000                38,000
                                                                            --------              --------

Gross deferred tax liability:
    Amortization ...............................................              (6,000)                 --
    Bonus and other ............................................                --                 (38,000)
                                                                            --------              --------

                   Net deferred taxes ..........................            $   --                $   --
                                                                            ========              ========

       Management believes that the valuation allowance is adequate as timing differences will reverse in the carryforward period.

       The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                                                     January 31,        January 31,
                                                                         2000              1999
                                                                    ---------------    --------------

       Statutory tax rate...................................              34.0%              34.0%
       Other - permanent differences........................             (18.0)              (9.4)
                                                                    ---------------    --------------

       Effective tax rate...................................              16.0%              24.6%
                                                                    ===============    ==============

       The Company is included in Research Partner's consolidated federal and combined New York State and New York City income tax returns. Current and deferred income taxes are allocated to the Company on a stand-alone basis taking into account benefits used in consolidation.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


8.     Stock Compensation Plan

       Employee incentive plan

       The Company participates in Research Partners' 1991 Employee Incentive Plan (the "Plan"), which provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of Research Partners and its subsidiaries. Research partners may grant options for up to five million shares of common stock under the Plan. The options may qualify as incentive stock options under Section 433 of the Internal Revenue Code of 1986 (the "Code"), as amended. The exercise price of each option granted under the Plan is determined by Research Partners' Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of Research Partners' stock on the date of grant. The exercise price of non-qualified options must be at least equal to 65% of the fair market value of Research Partners' stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and non-qualified options have maximum terms of 13 years.

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for stock options granted to employees of the Company under the Plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, the Company would have reported the following net (loss) income and earnings per share ("EPS"):


                                                                 January 31, 2000      January 31, 1999
                                                                 -----------------     -----------------

       Net (loss) income...................As reported       $        (538,000)    $        (327,000)
                                           Pro forma         $        (593,000)    $        (413,000)
       Basic EPS...........................As reported       $           (0.45)    $           (0.27)
                                           Pro forma         $           (0.49)    $           (0.34)
       Diluted EPS.........................As reported       $           (0.45)    $           (0.27)
                                           Pro forma         $           (0.49)    $           (0.24)


       In April 1998, Research Partners offered employees holding certain options having an exercise price of $4.50 to $6.00 the opportunity to convert their options into options for a fewer number of shares, but with a lower exercise price. Options for 2,000 shares were canceled and new options for 1,000 shares were granted to employees of the Company in the conversions.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


8.     Stock Compensation Plan--(Continued)

       A summary of the status of the Company's participation in the Plan and changes during the periods then ended is presented below:

                                                                  January 31,                       January 31,
                                                         ------------------------------    ------------------------------
                                                            2000              2000            1999              1999
                                                         -----------                       ------------     -------------
                                                                          -------------
                                                                            Weighted                          Weighted
                                                           Shares           Average          Shares           Average
                      Stock Options                        (000)             Price            (000)            Price
       ---------------------------------------------     -----------      -------------    ------------     -------------
       Outstanding at
           beginning of period..................              126      $       3.82               28     $      6.00
       Granted..................................               13              4.17              101            3.28
       Forfeited................................              (51)             3.25               (1)           6.00
       Swapped..................................               (3)             3.34               (2)           6.00
                                                         -----------      -------------    ------------     -------------

       Outstanding at end of
           period...............................               85      $       4.14              126     $      3.82
                                                         ===========      =============    ============     =============

       Weighted-average fair value of options
           granted during the
           period...............................                       $       2.73                      $      1.75
                                                                          =============                     =============

       Options exercisable at
           period-end...........................               14                               none

       The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 44%, risk-free interest rate of 6%, and an expected life of 10 years.

       The following table summarizes information about stock options outstanding at January 31, 2000:

                                               Options Outstanding
                              ------------------------------------------------------
                                                    Weighted-                                  Options Exercisable
                                                                                        ----------------------------------
                                                     Average           Weighted-                             Weighted-
                                                    Remaining           Average                               Average
                                  Shares           Contractual          Exercise            Shares            Exercise
                               Outstanding             Life              Price           Exercisable           Prices
                              ---------------     ---------------    ---------------    ---------------    ---------------

$3.125 to $3.3125                      51           9.36 years                 3.27           14                     3.25
$4.3125                                10           9.23 years               4.3125
$6.00                                  24             10 years                 6.00
                              ---------------                                           ---------------
                                       85                                                     14
                              ---------------                                           ---------------

                                      F-15

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


8.     Stock Compensation Plan--(Continued)

       Stock award plan

       The Company's participates in Research Partners' 1996 Incentive Compensation Plan, which provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of Research Partners' common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares which may be awarded under the plan is one million. As of January 31, 2000, less than 1,000 shares had been awarded to employees of the Company. The Company recognized no compensation expense for stock awards under this plan.

       Non-employee stock compensation

       Research Partners granted stock options to purchase 25,000 shares to the former owner of Shochet Securities on the date of Research Partners' initial public offering in accordance with the Shochet Securities purchase agreement. The fair value of the options, which was recorded as an adjustment to the purchase price, was estimated to be $36,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 6.4%, and expected life of 2.5 years. All of the options were outstanding at January 31, 2000.

9.     Earnings per Common Share

       In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous method. All Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. The following table sets forth the computation of basic and diluted EPS:

                                                                                        January 31,           January 31,
                                                                                           2000                  1999
                                                                                      ---------------      --------------
       Numerator for basic and diluted EPS:
         Income (loss) from continuing operations .........................         $        (211,000)      $      75,000
         Loss from discontinued operations ................................                  (327,000)           (402,000)
                                                                                    -----------------       -------------
         Net (loss) income ................................................         $        (538,000)      $    (327,000)
                                                                                    =================       =============
       Denominator for basic EPS ............................................               1,200,000           1,200,000
                                                                                    -----------------       -------------
       Denominator for diluted EPS ..........................................               1,200,000           1,200,000
                                                                                    =================       =============
       Basic EPS from:
         Income from continuing operations ................................         $           (0.18)      $        0.06
                                                                                    =================       =============
         Loss from discontinued operations ................................         $           (0.27)      $       (0.33)
                                                                                    =================       =============
         Net (loss) income ................................................         $           (0.45)      $       (0.27)
                                                                                    =================       =============
       Diluted EPS from:
         Income from continuing operations ................................         $           (0.18)      $        0.06
                                                                                    =================       =============
         Loss from discontinued operations ................................         $           (0.27)      $       (0.33)
                                                                                    =================       =============
         Net (loss) income ................................................         $           (0.45)      $       (0.27)
                                                                                    =================       =============

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


10.    Concentration of Credit Risk and Off-Balance Sheet Risk

       In the normal course of business, the Company's broker-dealer subsidiary executes securities transactions on behalf of customers through a clearing broker. The execution of these transactions includes the purchase and sale of securities, including the sale of securities not currently owned. These activities expose the Company to off-balance sheet risk in the event that customers fail to fulfill their contractual obligations and margin requirements are not sufficient to fully cover losses. The Company is obligated to its clearing broker for losses sustained from the Company's customers. Should a customer fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices. The Company limits its risk by requiring customers to maintain margin collateral that is in compliance with regulatory and internal guidelines and by making credit inquiries when establishing customer relationships.

       Securities sold, not yet purchased, represent the Company's obligations to deliver specified securities at contracted prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.


11.    Net Capital Requirements

       Shochet Securities is a registered broker-dealer with the SEC and a member firm of the NASD and, as such, is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

       Shochet Securities computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At January 31, 2000, Shochet Securities had net capital of $195,000, which was $95,000 in excess of its net capital requirement of $100,000. Shochet Securities' ratio of aggregate indebtedness to net capital was 5.43 to 1.

12.    Discontinued Operation

       On July 31, 1999 (measurement date), the Company discontinued the operations of the On-site Day Trading division. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," losses from this segment, net of tax effect, have been separately disclosed on the consolidated financial statements. Losses from this division are as follows:

                                                                          January 31,           January 31,
                                                                             2000                  1999
                                                                        ----------------      ----------------

       Loss from discontinued operations......................     $         (496,000)   $         (534,000)
       Income tax benefit.....................................                169,000               132,000
                                                                        ----------------      ----------------
       Net loss from discontinued operations..................     $         (327,000)   $         (402,000)
                                                                        ================      ================

                                      F-17

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)



13.    Litigation

       In August 1999 Shochet Securities was found jointly and severally liable with respect to an arbitration claim by a former customer against Shochet Securities, a current employee and a former employee regarding unauthorized execution of transactions in the former customer's account and improper disbursements from the account during the period from June 1995 through November 1996. The former customer was awarded approximately $211,000 in compensatory and punitive damages, interest and costs. In November 1999, Shochet Securities agreed to pay $200,000 to settle the former customer's claim for attorney's fees. Research Partners paid an aggregate of $411,000 on behalf of Shochet Securities. Research Partners believes it has a claim against the former owners of Shochet Securities for indemnification of the amounts it has paid since it believes that most of the activity upon which the former customer's complaint was based occurred prior to Research Partners' acquisition of Shochet Securities. If Research Partners collects under this indemnification, it would reduce the amount Shochet Securities would be required to reimburse Research Partners.

       At October 31, 1999, management recorded a reserve against possible future losses from this settlement of $225,000. In November 1999, management decreased this reserve to $150,000 based on its current estimate of Shochet Securities' ultimate liability in this case.

       In connection with this case, the Division of Securities and Investor Protection of the Department of Banking of the State of Florida notified Shochet Securities in January 2000 that it believed that Shochet Securities, a current employee and a former member of Shochet Securities' management, had violated provisions of the Florida Securities and Investor Protection Act. Although the Division of Securities and Investor Protection proposed a settlement to Shochet Securities at the same time as Shochet Securities was informed of its interest in this matter, Shochet Securities intends to explore its options to defend or otherwise resolve this matter. There can be no assurance that this matter will be resolved in a manner favorable to Shochet Securities. The proposed settlement would have no material adverse effect on Shochet Securities' financial condition or results of operations, although adverse publicity associated with acceptance of the proposed settlement might materially hurt the business.

       Shochet Securities is also involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on Shochet Securities' financial position or results of operations.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     January 31, 2000 and 1999 - (Continued)


14.    Subsequent Events

       In February 2000, Research Partners International, Inc. ("Research Partners") loaned Shochet Holdings Corp. ("Shochet Holdings"), the Parent company of Shochet Securities, Inc., and a wholly owned subsidiary of Research Partners, $1.5 million. In turn, $500,000 was contributed to Shochet Securities, Inc. as additional paid in capital. In March, the remaining $1 million was loaned to Shochet as a "Temporary Subordinated Loan" as defined by the NASD. In April, Shochet Holdings repaid the $1.5 million loan to Research Partners International Inc.

       In March 2000, the Company, through a SEC Form SB-2, registered and sold 1,045,000 shares of its common stock to the public in an initial public offering. The offering, priced at $9 per share, raised $8.0 million in net proceeds for the Company.

       Following the closing of the offering of common stock, Shochet Holdings contributed $3 million to Shochet Securities as additional paid in capital.

       Upon the effectiveness of the offering, the Company granted 108,000 incentive stock options to employees of the Company. These options vest over three years, have a ten-year life, and have an exercise price of $9 per share.



                                 EXHIBIT INDEX
                                 -------------

        1.1       --       Form of Underwriting Agreement*
        2.1       --       Certificate of Incorporation of Shochet Holding Corp.*
        3.2       --       Certificate of Amendment of Shochet Holding Corp.*
        3.2(a)    --       Certificate of Amendment of Shochet Holding Corp.*
        3.3       --       Bylaws of Shochet Holding Corp.*
        3.4       --       Amendment No. 1 to Bylaws of Shochet Holding Corp.*
        4.1       --       Specimen Common Stock Certificate*
        4.2       --       Underwriter's Purchase Option*
      10.1        --       1999 Performance Equity Plan*
      10.2        --       Employment Agreement between Shochet Holding Corp. and Roger
                           Gladstone*
      10.3        --       Employment Agreement between Shochet Holding Corp. and David
                           Greenberg*
      10.4        --       Employment Agreement between Shochet Holding Corp. and Howard
                           Landers*
      10.5        --       Intercompany Services Agreement between Research Partners
                           International, Inc. and Shochet Holding Corp.*
      10.6        --       Clearing Agreement between Shochet Securities, Inc. and Schroder & Co,
                           Inc.*
      10.7        --       Form of Option Agreement*
      10.8        --       Employment Agreement between Shochet Holding Corp. and Andrew
                           Lockwood
      21.1        --       Subsidiaries of Shochet Holding Corp.*
      27.1        --       Financial Data Schedule

*Incorporated by reference to our registration statement filed on Form SB-2 registration number 333-92307.
