Form 10QSB
period 2000-04-30
SHOCHET HOLDING CORP
filed 2000-06-19
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2000

                                       or

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 1-15733

                              SHOCHET HOLDING CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                                      59-2651232
             --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       2351 East Hallandale Beach Blvd., Hallandale Beach, Florida 33009
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (954) 454-0304
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at June 14, 2000
-----                                           ----------------------------
Common Stock, $0.0001 par value                 2,245,000 shares

                             SHOCHET HOLDING CORP.
                                      Index




Part I - Financial Information                                                                Page
                                                                                              ----
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 2000 (Unaudited) and January 31, 2000                                            3

     Consolidated Statements of Operations for the three months
     ended April 30, 2000 and April 30, 1999                                                    4

     Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended April 30, 2000 (Unaudited)                                      5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 2000 and 1999 (Unaudited)                                                  6

     Notes to Consolidated Financial Statements                                                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   8


Part II - Other Information

Item 2.   Changes in Securities                                                                11

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SHOCHET HOLDING CORP.
                 Consolidated Statements of Financial Condition

                                                                              April 30,       January 31,
                                                                                2000             2000
                                                                           --------------    ------------
                                                                            (Unaudited)
Assets
Cash and cash equivalents                                                    $  9,077,000    $    574,000
Receivable from brokers and dealers                                               892,000         407,000
Securities owned, at market value                                                 179,000         190,000
Office furniture, equipment and leasehold improvements, net                       806,000         685,000
Goodwill, net                                                                   1,505,000       1,563,000
Receivable from related party                                                          --         262,000
Income taxes receivable                                                           224,000         222,000
Other assets                                                                       39,000         418,000
                                                                             ------------    ------------

Total assets                                                                 $ 12,722,000    $  4,321,000
                                                                             ============    ============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                       $      2,000    $     39,000
   Commissions payable                                                            595,000         240,000
   Payable to related parties                                                          --         474,000
   Accrued expenses and other liabilities                                       1,566,000         345,000
                                                                             ------------    ------------


   Liabilities subordinated to the claims of general creditors                  1,500,000       1,500,000
                                                                             ------------    ------------

   Total liabilities                                                            3,663,000       2,598,000
                                                                             ------------    ------------




Stockholders' equity:
   Common stock, $0.0001 par value; 15,000,000 shares
     authorized; 2,245,000 shares issued and outstanding                            2,245           1,200
   Preferred stock, $0.0001 par value; 1,000,000 shares
     authorized; 0 shares issued and outstanding
   Additional paid-in capital                                                   9,879,755       2,268,800
   Retained earnings                                                             (823,000)       (547,000)
                                                                             ------------    ------------
   Total stockholders' equity                                                   9,059,000       1,723,000
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $ 12,722,000    $  4,321,000
                                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months
                                                           Ended April 30,
                                                    ----------------------------
                                                        2000           1999
                                                    ------------   -------------
Revenues:
   Commissions                                       $ 2,413,000    $ 2,189,000
   Investment banking                                    613,000             --
   Interest                                              252,000        190,000
   Other                                                  49,000         32,000
                                                     -----------    -----------
Total revenues                                       $ 3,327,000    $ 2,411,000
                                                     -----------    -----------

Expenses:
   Compensation and benefits                           2,078,000      1,272,000
   Occupancy and equipment                               147,000        148,000
   Brokerage, clearing and exchange fees                 369,000        325,000
   Communications                                        319,000        120,000
   Business Development                                  421,000         24,000
   Professional fees                                      27,000         19,000
   Other                                                 242,000        319,000
                                                     -----------    -----------
Total expenses                                         3,603,000      2,227,000
                                                     -----------    -----------
Net income / loss from continuing operations         $  (276,000)       184,000
                                                     -----------    -----------

Discontinued operations:
      Loss from operations of the discontinued
      On-site Day Trading segment                                      (194,000)
                                                                    -----------

Net loss                                             $  (276,000)   $   (10,000)

Weighted average common shares
       outstanding - basic and diluted                 1,548,333      1,200,000
                                                     ===========    ===========

Basic and diluted EPS from continuing operations     $     (0.18)   $      0.15
Basic and diluted EPS from discontinued operations            --          (0.16)
                                                     -----------    -----------
Basic and diluted EPS                                $     (0.18)         (0.01)


          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Three Months Ended April 30, 2000 (Unaudited)



                                                             Additional                  Total
                                                  Common      paid - in     (Accum    Stockholders'
                                                  Stock        Capital      Deficit)     Equity
                                                  -----        -------      --------     ------
Balance at January 31, 2000                     $ 100,000     2,170,000     (547,000)   1,723,000

 Net proceeds of stock sale                                   7,612,000                 7,612,000
 Net Loss                                                                   (276,000)    (276,000)
                                                ---------   -----------    ---------   ----------
 Balance at April 30, 2000                        100,000     9,782,000     (823,000)   9,059,000
                                                =========   ===========    =========   ==========


          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended April 30,
                                                                     --------------------------
                                                                         2000          1999
                                                                     -----------    -----------
Operating activities:
   Net loss                                                          $  (276,000)   $   (10,000)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                       39,000         63,000
      Other                                                              137,000         10,000
                                                                     -----------    -----------
                                                                        (100,000)        63,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                (485,000)        53,000
     Securities owned, at market value                                    11,000        (35,000)
     Income taxes receivable                                              (2,000)            --
     Receivable from related party                                       262,000             --
     Other assets                                                        379,000        117,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                  (37,000)        (4,000)
     Commissions payable                                                 355,000         19,000
     Payable to related parties                                         (474,000)            --
     Accrued expenses and other liabilities                            1,221,000         61,000
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                    1,230,000        211,000
                                                                     -----------    -----------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                         (181,000)       (78,000)
   Goodwill                                                              (58,000)       (18,000)
                                                                     -----------    -----------
Net cash provided by (used in) investing activities                     (239,000)       (96,000)

Financing activities:
   Net proceeds of stock sale                                          7,612,000             --
                                                                     -----------    -----------
Net cash provided by financing activities                              7,612,000             --
                                                                     -----------    -----------

Net change in cash and cash equivalents                                8,503,000        178,000
Cash and cash equivalents at beginning of year                           574,000        868,000
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 9,077,000    $ 1,046,000
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of Shochet Holding Corp. and Shochet Securities, Inc., its wholly owned subsidiary (the "Company"). The Company is primarily engaged in providing full service discount brokerage services through Shochet Securities, a broker-dealer which operates five offices, all of which are in Florida. In January 2000, the Company commenced offering online brokerage services through Shochet Online!, its online brokerage division, through its website located at www.shochet.com. The Company's focus is to continue to develop its presence as a premier discount broker and to develop its Internet presence.

In March 2000, the Company sold 1,045,000 shares of its common stock to the public in an initial public offering in a registration statement on Form SB-2 filed with the Securities and Exchange Commission. The offering, priced at $9 per share, raised $9.4 in gross proceeds and $7.6 million in net proceeds for the Company.

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of the Company, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 2000, in its annual report on Form 10-KSB. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

The financial statements conform with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three months ended April 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Net Capital Requirements

Shochet Securities, Inc. is a broker-dealer registered with the SEC and a is member firm of the National Association of Securities Dealers, Inc. ("NASD"). As such, Shochet Securities, Inc. is subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

Shochet Securities has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 2000, Shochet Securities had net capital of $3,200,000 and a net capital requirement of $100,000.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS):

                                                                     Three months ended April 30,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  ------------        -------------
Numerator for basic and diluted EPS:
   Net income / loss from continuing operations                   $       (276,000)   $     184,000
   Loss from discontinued operations:                                           --         (194,000)
                                                                  ----------------    -------------
   Net loss                                                       $       (276,000)   $     (10,000)

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted                               1,548,333        1,200,000

Basic and diluted EPS from continuing operations                  $          (0.18)   $        0.15
Basic and diluted EPS from discontinued operations                              --            (0.16)
                                                                  ----------------    -------------
Basic and diluted EPS                                             $          (0.18)           (0.01)
                                                                  ================    =============

4. Commitments and Contingencies

Shochet Securities is involved in various legal proceedings arising from its securities activities. The Company believes that resolution of these proceedings will have no material adverse effect on its consolidated financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this report and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000.

Business Environment

Our primary business activity, full service discount brokerage, is subject to general economic and market conditions and the volatility of trading markets. The quarter ended April 30, 2000, was characterized by a strong market environment through the middle of the quarter and then a decline through the period end. Volume for the period was above average. The loss incurred during the period largely reflected a planned expansion of our business development efforts, with a significant increase in expenses related to marketing and advertising.

The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended April 30, 2000 vs. Three Months Ended April 30, 1999
------------------------------------------------------------------------

Net loss for the three months ended April 30, 2000 was $276,000 as compared with a net loss of $10,000 for the three months ended April 30, 1999. From continuing operations in the year-earlier period, a gain of $184,000 was recorded. Net loss per basic and diluted share of common stock was $0.18 for the first quarter of fiscal 2001 as compared to $0.01 per share for the fiscal 2000 quarter. From continuing operations, a gain of $0.15 per common share was recorded in the fiscal 2000 period.

Revenues

Total revenues increased by 38% to $3,327,000 for the first quarter of fiscal 2000, versus $2,411,000 in the year-earlier period, as a result of increased commission revenue, as well as significant investment banking fees compared to no such fees in the same period one year earlier.

Commission revenues increased by 10% to $2,413,000, from $2,189,000 in the first quarter, attributable to a similar increase in average commission per ticket ; trading volume was basically unchanged.

Investment banking revenues in the quarter ended April 30, 2000 were $613,000 versus none in the first quarter of 2000. During the first quarter of fiscal 2000, Shochet Securities participated in the underwriting of the Company's initial public offering.

Interest income increased 33% to $252,000, as a result of increased interest on customer balances held at our clearing firm, as well interest on proceeds of the Company's initial public offering.

Expenses

Total expenses for the quarter in fiscal 2000 were $3,603,000, a 62% increase from the $2,227,000 from continuing operations in the same quarter in fiscal 1999. The increase is primarily attributable to increased compensation and benefits expense, partially reflecting increased commissions resulting from sales of the Company's shares in the IPO, as well as a $397,000 increase in business development spending for marketing, advertising and development of our website.

Compensation and benefits expense increased 63% to $2,078,000, as compared to $1,272,000 in the year-earlier period. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. In addition, brokers were compensated for placing shares of the Company during the Company's IPO.

Occupancy and equipment expense were virtually unchanged.

Brokerage, clearing and exchange fees increased by 14% to $369,000. This increase is consistent with the increase in trade volume, including the Company's placement of its IPO shares.

Communications expenses increased 165% to $319,000 as compared to $120,000, reflecting expanded brokerage activity and improved market data services.

Business development expenses increased to $421,000, as compared to $24,000 for the same period a year earlier, as a result of the Company's increased marketing and advertising efforts and the development of Shochet Online!.



Income taxes

For the quarter ended April 30, 1999, our company incurred no income tax expense primarily due to the use of tax benefits from net operating loss carryforwards.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 1,548,333 for the first quarter of fiscal 2000, compared with 1,200,000 in fiscal 1999. These changes are primarily attributable to the sale of 1,045,000 shares of common stock in the Company's IPO in March, 2000.

Liquidity and Capital Resources

Approximately 80% of the Company's assets at April 30, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions.

In March 2000, the Company sold 1,045,000 shares of its common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of $9,405,000 and net proceeds of $7,612,000.

As a broker-dealer, Shochet Securities, Inc. is subject to the net capital rules of the NASD and the SEC. Therefore, it and the Company are subject to restrictions on the use of capital and its related liquidity. In April 1996, August 1999 and February 2000, Research Partners International, Inc., the parent of the Company, contributed an aggregate of $3,000,000 of additional regulatory capital in the form of additional paid in capital and subordinated debt. $1,500,000 of this amount was repaid to Research Partners in April 2000. Another $1,000,000, derived from the proceeds of the Company's IPO was repaid in May 2000. As of May 30, 2000, an aggregate of approximately $500,000 was owed to Research Partners. Shochet Securities' net capital position as of April 30, 2000, was $ 3,200,000 as compared to net capital requirements of $100,000, $3,100,000 in excess of its net capital requirements.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Based upon these reviews, we believe that our capital structure is adequate for current operations and reasonably foreseeable future needs.

Other Matters

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

For a more complete discussion of these and other factors, see our registration statement filed on Form SB-2, as amended (No. 333-92307). We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.


Part II - OTHER INFORMATION

Item 2.   Changes in Securities

Sales of Unregistered Securities.

On March 15, 2000 the date of the Company's IPO, the Company granted to certain of its key executives options to purchase an aggregate of 108,000 shares of its common stock at an exercise price of $9.00 per share. The options vest in three equal annual installments commencing on the one year anniversary date of the IPO. The Company relied on an exemption from registration under the federal securities laws contained in Section 4(2) of the Securities and Exchange Act of 1933, as amended.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  June 17, 2000                               /s/ Roger N. Gladstone
                                                   ----------------------
                                                   Roger N. Gladstone
                                                   Chairman of the Board and
                                                   Chief Executive Officer



                                                   /s/ David F. Greenberg
                                                   ----------------------
                                                   David F. Greenberg
                                                   Principal Accounting Officer

                      SHOCHET HOLDING CORP. AND SUBSIDIARY


                                  Exhibit Index



Number                     Description
------                     -----------

27                         Financial Data Schedule