Form 10QSB/A
period 2000-04-30
SHOCHET HOLDING CORP
filed 2000-07-24
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10-QSB


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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SHOCHET HOLDING CORP.
                 Consolidated Statements of Financial Condition

                                                                              April 30,       January 31,
                                                                                2000             2000
                                                                           --------------    ------------
                                                                            (Unaudited)
Assets
Cash and cash equivalents                                                    $  9,077,000    $    574,000
Receivable from brokers and dealers                                               892,000         407,000
Securities owned, at market value                                                 179,000         190,000
Office furniture, equipment and leasehold improvements, net                       801,000         798,000
Goodwill, net                                                                   1,505,000       1,563,000
Receivable from related party                                                     741,000         518,000
Income taxes receivable                                                           224,000         224,000
Deferred IPO costs                                                                     --         301,000
                                                                             ------------    ------------
Total assets                                                                 $ 13,419,000    $  4,575,000
                                                                             ============    ============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                       $      2,000    $     39,000
   Commissions payable                                                            284,000         240,000
   Payable to related parties                                                     607,000         673,000
   Accrued expenses and other liabilities                                       1,566,000         405,000
                                                                             ------------    ------------

   Liabilities subordinated to the claims of general creditors                  1,500,000       1,500,000
                                                                             ------------    ------------

   Total liabilities                                                            3,959,000       2,857,000
                                                                             ------------    ------------


Stockholders' equity:
   Common stock, $0.0001 par value; 15,000,000 shares
     authorized; 2,245,000 shares issued and outstanding                               --              --
   Preferred stock, $0.0001 par value; 1,000,000 shares
     authorized; 0 shares issued and outstanding
   Additional paid-in capital                                                   9,882,000       2,270,000
   Retained earnings                                                             (422,000)       (552,000)
                                                                             ------------    ------------
   Total stockholders' equity                                                   9,460,000       1,718,000
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $ 13,419,000    $  4,575,000
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months
                                                           Ended April 30,
                                                    ----------------------------
                                                        2000           1999
                                                    ------------   -------------
Revenues:
   Commissions                                       $ 2,413,000    $ 2,189,000
   Investment banking                                    613,000             --
   Interest                                              252,000        190,000
   Other                                                  49,000         32,000
                                                     -----------    -----------
Total revenues                                       $ 3,327,000    $ 2,411,000
                                                     -----------    -----------

Expenses:
   Compensation and benefits                           1,672,000      1,272,000
   Occupancy and equipment                               147,000        148,000
   Brokerage, clearing and exchange fees                 369,000        325,000
   Communications                                        319,000        120,000
   Business Development                                  421,000         24,000
   Professional fees                                      27,000         19,000
   Other                                                 242,000        319,000
                                                     -----------    -----------
Total expenses                                         3,197,000      2,227,000
                                                     -----------    -----------
Net income / loss from continuing operations         $   130,000        184,000
                                                     -----------    -----------

Discontinued operations:
      Loss from operations of the discontinued
      On-site Day Trading segment                                      (194,000)
                                                                    -----------

Net income                                           $   130,000    $   (10,000)

Weighted average common shares
       outstanding - basic and diluted                 1,548,333      1,200,000
                                                     ===========    ===========

Basic and diluted EPS from continuing operations     $      0.08    $      0.15
Basic and diluted EPS from discontinued operations            --          (0.16)
                                                     -----------    -----------
Basic and diluted EPS                                $      0.08          (0.01)


          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Three Months Ended April 30, 2000 (Unaudited)



                                                             Additional     Accum.       Total
                                                  Common      paid - in     Income/   Stockholders'
                                                  Stock        Capital      Deficit      Equity
                                                  -----        -------      --------     ------
Balance at January 31, 2000                     $     --      2,270,000     (552,000)   1,718,000

 Net proceeds of stock sale                                   7,612,000                 7,612,000
 Net Income                                                                  130,000      130,000
                                                ---------   -----------    ---------   ----------
 Balance at April 30, 2000                            --      9,882,000     (422,000)   9,460,000
                                                =========   ===========    =========   ==========


          See accompanying notes to consolidated financial statements.

                              SHOCHET HOLDING CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended April 30,
                                                                     --------------------------
                                                                         2000          1999
                                                                     -----------    -----------
Operating activities:
   Net income                                                        $   130,000    $   (10,000)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                       39,000         63,000
      Other                                                               77,000         10,000
                                                                     -----------    -----------
                                                                         246,000         63,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                (485,000)        53,000
     Securities owned, at market value                                    11,000        (35,000)
     Income taxes receivable                                                  --             --
     Receivable from related party                                      (223,000)            --
     Deferred IPO costs                                                  301,000             --
     Other assets                                                             --        117,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                  (37,000)        (4,000)
     Commissions payable                                                  44,000         19,000
     Payable to related parties                                          (66,000)            --
     Accrued expenses and other liabilities                            1,161,000         61,000
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                      952,000        274,000
                                                                     -----------    -----------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (3,000)       (78,000)
   Goodwill                                                              (58,000)       (18,000)
                                                                     -----------    -----------
Net cash provided by (used in) investing activities                      (61,000)       (96,000)

Financing activities:
   Net proceeds of stock sale                                          7,612,000             --
                                                                     -----------    -----------
Net cash provided by financing activities                              7,612,000             --
                                                                     -----------    -----------

Net change in cash and cash equivalents                                8,503,000        178,000
Cash and cash equivalents at beginning of year                           574,000        868,000
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 9,077,000    $ 1,046,000
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

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS):

                                                                     Three months ended April 30,
                                                                  ---------------------------------
                                                                      2000                 1999
                                                                  ---------------     -------------
Numerator for basic and diluted EPS:
   Net income / loss from continuing operations                   $        130,000    $     184,000
   Loss from discontinued operations:                                           --         (194,000)
                                                                  ----------------    -------------
   Net income                                                     $        130,000    $     (10,000)

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted                               1,548,333        1,200,000

Basic and diluted EPS from continuing operations                  $           0.08    $        0.15
Basic and diluted EPS from discontinued operations                              --            (0.16)
                                                                  ----------------    -------------
Basic and diluted EPS                                             $           0.08            (0.01)
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

Results of Operations

Three Months Ended April 30, 2000 vs. Three Months Ended April 30, 1999
------------------------------------------------------------------------

Net income for the three months ended April 30, 2000 was $130,000 as compared with a net loss of $10,000 for the three months ended April 30, 1999. From continuing operations in the year-earlier period, a gain of $184,000 was recorded. Net income per basic and diluted share of common stock was $0.08 for the first quarter of fiscal 2001 as compared to net loss of $0.01 per share for the fiscal 2000 quarter. From continuing operations, a gain of $0.15 per common share was recorded in the fiscal 2000 period.

Revenues

Total revenues increased by 38% to $3,327,000 for the first quarter of fiscal 2000, versus $2,411,000 in the year-earlier period, as a result of increased commission revenue, as well as significant investment banking fees compared to no such fees in the same period one year earlier.

Commission revenues increased by 10% to $2,413,000, from $2,189,000 in the first quarter, attributable to a similar increase in average commission per ticket; trading volume was basically unchanged.

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

Expenses

Total expenses for the first quarter of fiscal 2001 were $3,197,000, a 44% increase from the $2,227,000 from continuing operations in the same quarter in fiscal 2000. The increase is primarily attributable to increased compensation and benefits expense, partially reflecting increased commissions resulting from sales of the Company's shares in the IPO, as well as a $397,000 increase in business development spending for marketing, advertising and development of our website.

Compensation and benefits expense increased 31% to $1,672,000, as compared to $1,272,000 in the year-earlier period. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. In addition, brokers were compensated for placing shares of the Company during the Company's IPO.

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



Income taxes

For the quarter ended April 30, 2000, our company incurred no income tax expense primarily due to the use of tax benefits from net operating loss carryforwards.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 1,548,333 for the first quarter of fiscal 2001, compared with 1,200,000 in fiscal 2000. These changes are primarily attributable to the sale of 1,045,000 shares of common stock in the Company's IPO in March, 2000.

Liquidity and Capital Resources

Approximately 76% of the Company's assets at April 30, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions.

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




Date:  July 24, 2000                                /s/ Roger N. Gladstone
                                                   ----------------------
                                                   Roger N. Gladstone
                                                   Chairman of the Board and
                                                   Chief Executive Officer



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