Form 10QSB
period 2000-07-31
SHOCHET HOLDING CORP
filed 2000-09-19
CIK 1100202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000

                           or

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 1-15733

                              SHOCHET HOLDING CORP.
             (Exact name of registrant as specified in its charter)


                Delaware                                    59-2651232
              ------------                              -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     Identification No.)


        2351 East Hallandale Beach Blvd., Hallandale Beach, Florida 33009
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 454-0304

                              ---------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at September 1, 2000
         -----                                 --------------------------------
Common Stock, $0.0001 par value                         2,245,000 shares

                              SHOCHET HOLDING CORP.
                                   FORM 10-QSB
                  For the quarterly period ended July 31, 2000

                                      Index

Part I - Financial Information                                            Page

                                                                        --------

Item 1.   Financial Statements

     Consolidated Balance Sheet as of July 31, 2000 (Unaudited)             3

     Consolidated Statements of Operations for the six and
     three months ended July 31, 2000 and 1999 (Unaudited)                  4

     Consolidated Statement of Changes in Stockholders' Equity
     for the six months ended July 31, 2000 (Unaudited)                     5

     Consolidated Statements of Cash Flows for the six
      months ended July 31, 2000 and 1999 (Unaudited)                       6

     Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9


PART II - OTHER INFORMATION


Item 2 - Changes in Securities                                              13


Signatures                                                                  13

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2000
                                   (Unaudited)




ASSETS:

   Cash and cash equivalents                                                     $  6,273,000
   Securities owned at market value                                                   161,000
   Receivable from broker dealers                                                     830,000
   Office furniture equipment and leasehold improvements, net                         749,000
   Goodwill, net                                                                    1,498,000
   Income taxes receivable                                                            138,000
   Other assets                                                                       466,000
                                                                                 ------------

        Total Assets                                                             $ 10,115,000
                                                                                 ============




LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Securities sold, not yet purchased, at market value                           $         --
   Commissions payable                                                                185,000
   Payable to related parties                                                         490,000
   Accrued expenses and other liabilities                                             313,000
   Liabilities subordinated to the claims of general creditors                        500,000
                                                                                 ------------

        Total Liabilities                                                           1,488,000
                                                                                 ------------


STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares authorized)
          No shares issued and outstanding )                                               --
    Common stock ($.0001 par value; 15,000,000 shares authorized;
        2,245,000 shares issued and outstanding)                                           --
    Additional paid-in capital                                                     10,196,000
    Accumulated deficit                                                            (1,569,000)
                                                                                 ------------

        Total Stockholders' Equity                                                  8,627,000
                                                                                 ------------

        Total Liabilities and Stockholders' Equity                               $ 10,115,000
                                                                                 ============


The accompanying notes are an integral part of these consolidated financial statements.

                    SHOCHET HOLDING CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      For the Three Months                  For the Six Months
                                                                         Ended July 31,                        Ended July 31,
                                                                  -----------------------------       -----------------------------
                                                                      2000              1999             2000              1999
                                                                  -----------------------------       -----------------------------
REVENUES:
   Commissions                                                    $ 1,432,000       $ 1,688,000       $ 3,845,000       $ 3,877,000
   Investment banking                                                (344,000)               --           269,000                --
   Interest                                                           102,000           206,000           354,000           396,000
   Other                                                               79,000            25,000           128,000            57,000
                                                                  -----------       -----------       -----------       -----------

          Total revenues                                            1,269,000         1,919,000         4,596,000         4,330,000
                                                                  -----------       -----------       -----------       -----------

OPERATING EXPENSES:
   Compensation and benefits                                        1,038,000         1,028,000         2,710,000         2,300,000
   Occupancy and equipment                                            330,000           221,000           477,000           369,000
   Brokerage, clearing and exchange fees                              245,000           319,000           614,000           644,000
   Communications                                                     180,000           210,000           499,000           330,000
   Business development                                               384,000            19,000           805,000            43,000
   Other expenses                                                     239,000           131,000           508,000           469,000
                                                                  -----------       -----------       -----------       -----------

        Total Operating Expenses                                    2,416,000         1,928,000         5,613,000         4,155,000
                                                                  -----------       -----------       -----------       -----------

Income (loss) before income taxes                                  (1,147,000)           (9,000)       (1,017,000)          175,000

Income tax provision                                                       --           (89,000)               --           (89,000)
                                                                  -----------       -----------       -----------       -----------

Income (loss) from continuing operations                           (1,147,000)          (98,000)       (1,017,000)           86,000
                                                                  -----------       -----------       -----------       -----------

Discontinued operations:
   Loss from operations of the discontinued on-site
     day trading segment, net of income tax benefit                        --          (212,000)               --          (406,000)
                                                                  -----------       -----------       -----------       -----------



Net income (loss)                                                 $(1,147,000)      $  (310,000)      $(1,017,000)      $  (320,000)
                                                                  ===========       ===========       ===========       ===========

BASIC AND DILUTED:
   Net income (loss) from continuing operation                    $     (0.51)      $     (0.08)      $     (0.51)      $      0.07
   Net income (loss) from discontinued operations                        0.00             (0.18)             0.00             (0.34)

   Net income (loss) per common share                             $     (0.51)      $     (0.26)      $     (0.51)      $     (0.27)
                                                                  ===========       ===========       ===========       ===========

   Weighted average common shares outstanding                       2,245,000         1,200,000         1,983,750         1,200,000
                                                                  ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 2000
                                   (Unaudited)



                                                                                ADDITIONAL                             TOTAL
                                                        COMMON STOCK              PAID-IN         ACCUMULATED        STOCKHOLDERS'
                                                    Shares         Amount         CAPITAL           DEFICIT            EQUITY
                                                    ------         ------         -------           -------            ------
Balance at January 31, 2000                        1,200,000       $   --       $ 2,270,000       $  (552,000)       $ 1,718,000

Net proceeds from sale of common stock             1,045,000           --         7,926,000                --          7,926,000

Net loss for the period                                   --           --                --        (1,017,000)        (1,017,000)
                                                   ---------       ------       -----------       -----------        -----------

Balance at July 31, 2000                           2,245,000       $   --       $10,196,000       $(1,569,000)       $ 8,627,000
                                                   =========       ======       ===========       ===========        ===========




The accompanying notes are an integral part of these consolidated financial statements.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  For the Six Months Ended July 31,
                                                                                                  ----------------------------------
                                                                                                      2000                   1999
                                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                      $(1,017,000)          $  (320,000)
    Adjustments to reconcile net loss to net cash flows
        used in operating activities:
           Depreciation and amortization                                                              208,000               128,000

   (Increase) decrease operating assets:

           Securities owned at market value                                                            29,000              (257,000)
           Receivable from broker dealers                                                            (423,000)              (25,000)
           Receivable from related party                                                              518,000                 3,000
           Income taxes receivable                                                                     86,000                91,000
           Deferred IPO costs, net                                                                    301,000
           Other assets                                                                              (506,000)              (40,000)

   Increase (decrease) in operating liabilities:

           Securities sold , not yet purchased, at market value                                       (39,000)               (1,000)
           Commissions payable                                                                        (55,000)              (84,000)
           Payable to related parties                                                                (183,000)              287,000
           Accrued expenses and other liabilities                                                     (92,000)              (10,000)
          Liabilities subordinated to the claims of general creditors                              (1,000,000)                   --
                                                                                                  -----------           -----------


   Net cash used in operating activities                                                           (2,173,000)             (228,000)
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office furniture, equipment and leasehold improvements                                 (54,000)             (147,000)
                                                                                                  -----------           -----------

   Net cash used in investing activities                                                              (54,000)             (147,000)
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                              7,926,000                    --


Net cash provided by financing activities                                                           7,926,000                    --
                                                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents                                                5,699,000              (375,000)

Cash and cash equivalents - beginning of year                                                         574,000               868,000
                                                                                                  -----------           -----------

Cash and cash equivalents - end of period                                                         $ 6,273,000           $   493,000
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                                                                       $    51,000           $        --
                                                                                                  ===========           ===========
   Income Taxes                                                                                   $        --           $        --
                                                                                                  ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements include the activities of Shochet Holding Corp. and Shochet Securities, Inc., its wholly-owned broker-dealer subsidiary (the "Company" or "Shochet"). Shochet is engaged primarily in providing full service discount brokerage services through six branch offices, all of which are in Florida. In January 2000, Shochet commenced offering online brokerage services through Shochet Online!, its online brokerage division, through its website located at www.shochet.com. As of July 31, 2000, Shochet Online! had 880 users registered to access to their brokerage accounts, compared to 330 at January 31, 2000.

Shochet's focus is to continue the development of its presence as a premier discount broker through recruitment of registered representatives, opening of new offices and acquisition. Shochet continues to develop its Internet presence through the revamping of www.shochet.com and the introduction of its South Florida senior-targeted Internet portal, with an estimated launch of October 2000. Additionally, in June 2000, Shochet introduced Shochet Financial Services Group, a division which has commenced offering a range of non-proprietary financial services and products, including financial planning services, insurance products and annuities. By the end of fiscal 2001, Shochet intends to offer investment adviser services such as managed money accounts through its newly formed subsidiary, Shochet Investment Adviser Corp.

In March 2000, Shochet Holding Corp. sold 1,045,000 shares of its common stock in an initial public offering by means of a registration statement on Form SB-2 filed with the Securities and Exchange Commission. The offering, priced at $9 per share, raised $9.4 million in gross proceeds and $7.9 million in net proceeds.

All significant intercompany accounts and transactions are eliminated in consolidation. In Shochet's opinion, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of Shochet's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended January 31, 2000, appearing in Shochet's most recent annual report on Form 10-KSB. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

The financial statements in this report conform to generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires Shochet to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Many factors affect Shochet's business activities, including general economic and market conditions, which can result in substantial fluctuations in revenues and net income. Accordingly, the results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  NET CAPITAL REQUIREMENTS

Because Shochet Securities is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., it is subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 2000, Shochet Securities had net capital of $1,805,000, compared to a net capital requirement of $100,000.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                      Six months ended July 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    -----------

Numerator for basic and diluted EPS:

   Net income/(loss) from continuing operations      $(1,017,000)   $    86,000

  Loss from discontinued operations:                          --       (406,000)
                                                     -----------    -----------
   Net loss                                          $(1,017,000)   $  (320,000)
                                                     ===========    ===========

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted             1,983,750      1,200,000
                                                     ===========    ===========

Basic and diluted EPS from continuing operations     $     (0.51)   $      0.07
Basic and diluted EPS from discontinued operations            --          (0.34)
                                                     -----------    -----------
Basic and diluted EPS:                               $     (0.51)   $     (0.27)
                                                     ===========    ===========

4. STOCKHOLDERS' EQUITY

On March 15, 2000, Shochet Holding sold 1,045,000 shares of its common stock in an initial public offering. The stock was priced at $9 per share, raising gross proceeds of $9,405,000 and net proceeds of $7,926,000.

On the date of the IPO, Shochet granted to certain of its key executives incentive stock options to purchase an aggregate of 108,000 shares of its common stock at an exercise price of $9.00 per share under its 1999 performance equity plan, referred to in this report as the "Plan". The options vest in three equal annual installments commencing on the one-year anniversary date of the IPO and expire on the 10-year anniversary of the date of vesting.

On April 11, 2000 and May 11, 2000, Shochet granted to certain of its key employees incentive stock options to purchase an aggregate of 36,000 and 70,000 shares of its common stock, respectively, at an exercise price of $9.00 per share under the Plan. The options vest in three equal annual installments commencing on the one-year anniversary date of the option grant and expire on the 10-year anniversary of the date of vesting.

On May 11, 2000, Shochet granted to certain of its directors incentive stock options to purchase an aggregate of 30,000 shares of its common stock at an exercise price of $9.00 per share under the Plan. The options vest on May 11, 2001 and expire on May 11, 2006.

Shochet has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, no compensation cost has been recognized for stock options granted to employees of Shochet under the Plan.

5. COMMITMENTS AND CONTINGENCIES

Shochet Securities is involved in various legal proceedings arising from its business activities. Shochet believes that resolution of these proceedings will not have any material adverse effect on its consolidated financial position or results of operations.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of SFAS 133 was amended by SFAS 137 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2001. Shochet is currently reviewing SFAS 133 to see what impact, if any, it will have.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Shochet's Annual Report on Form 10-KSB for the year ended January 31, 2000.

Business Environment

Our primary business activity, full service discount brokerage, is subject to general economic and market conditions and the volatility of trading markets. Industry-wide trading volume for the quarter ended July 31, 2000 was below average compared to the previous quarter.

The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

RESULTS OF OPERATIONS

The securities brokerage is highly competitive. In addition, overall trading volume, market volatility and market prices are some of numerous factors, over which we can exert little or no control. These factors may cause our earnings to fluctuate widely and affect our operations significantly.

Six and three months ended July 31, 2000 compared to six and three months ended July 31, 1999

REVENUES

Commission revenues for the three months ended July 31, 2000 decreased by 15% to $1,432,000 as compared to commission revenues of $1,688,000 for the three months ended July 31, 1999. Commission revenues for the six months ended July 31, 2000 decreased by less than 1% to $3,845,000 as compared to commission revenues of $3,877,000 for the six months ended July 31, 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. This decrease is due primarily to the decrease in trading volume.

Interest income for the three months ended July 31, 2000 decreased by 50% to $102,000 as compared to interest income of $206,000 for the three months ended July 31, 1999. Interest income for the six months ended July 31, 2000 decreased by 10% to $354,000 as compared to interest income of $396,000 for the six months ended July 31, 1999. Our interest income decreased due primarily to the decrease in consumer related financing of margin debits, which, in turn, was related to the decreased trading volume which characterized the quarter.

Other income for the three months ended July 31, 2000 increased to $79,000, compared to other income of $25,000 for the three months ended July 31, 1999. Other income for the six months ended July 31, 2000 increased to $128,000, compared to other income of $57,000 for the six months ended July 31, 1999.

EXPENSES

Compensation and benefits expense for the three months ended July 31, 2000 increased by less than 1% to $1,038,000 as compared to compensation and benefits expense of $1,028,000 for the three months ended July 31, 1999. Compensation and benefits expense for the six months ended July 31, 2000 increased by 18% to $2,710,000 as compared to compensation and benefits expense of $2,300,000 for the six months ended July 31, 1999. These expenses vary as because we pay commissions to our brokers based on a percentage of commission revenues generated. In addition, we compensated our brokers for placing shares in our IPO. Additionally, the increase in compensation and benefit expense is due to the creation of additional staff positions related to our expansion in accordance with the execution of our business plan.

Occupancy and equipment expense for the three months ended July 31, 2000 increased by 49% to $330,000 as compared to occupancy and equipment expense of $221,000 for the three months ended July 31, 1999. Occupancy and equipment expense for the six months ended July 31, 2000 increased by 29% to $477,000 as compared to occupancy and equipment expense of $369,000 for the six months ended July 31, 1999. The increase was due primarily to purchases in computer equipment related to the execution of our business plan.

Brokerage, clearing and exchange fees for the three months ended July 31, 2000 decreased by 23% to $245,000 as compared to brokerage, clearing and exchange fees of $319,000 for the three months ended July 31, 1999. Brokerage, clearing and exchange fees for the six months ended July 31, 2000 decreased by 5% to $614,000 as compared to brokerage, clearing and exchange fees of $644,000 for the six months ended July 31, 1999. The decrease was due primarily to decreased trading volume.

Communications expense for the three months ended July 31, 2000 decreased by 14% to $180,000 as compared to communications expense of $210,000 for the three months ended July 31, 1999. Communications expense for the six months ended July 31, 2000 increased by 51% to $499,000 as compared to communications expense of $330,000 for the six months ended July 31, 1999. The decrease in the three-month periods was due primarily to decreased trading volume. The increase in the six-month periods was due primarily to two factors: the first was the resolution of certain timing issues associated with the payment of vendor bills carrying over from the six month period ended July 31, 1999; the second was related to increased communications activity related to the execution of our business plan.

Business development expense for the three months ended July 31, 2000 increased by 1,921% to $384,000 as compared to business development expense for the three months ended July 31, 1999 of $19,000. Business development expense for the six months ended July 31, 2000 increased by 1,772% to $805,000 as compared to business development expense for the six months ended July 31, 1999 of $43,000. The increase resulted primarily from the execution of our business plan and development, marketing and advertising of our online brokerage division, Shochet Online!.

Other expenses for the three months ended July 31, 2000 increased to $239,000 as compared to other expenses for the three months ended July 31, 1999 of $131,000. Other expenses for the six months ended July 31, 2000 increased to $508,000 as compared to other expenses for the six months ended July 31, 1999 of $469,000.

As a result of the above, we reporting a net loss of $1,017,000 and $1,147,000 for the six and three months ended July 31, 2000 as compared to a net loss of $320,000 and $310,000 for the six and three months ended July 31, 1999.

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 1,983,750 for the six months ended

 July 31, 2000 as compared to 1,200,000 for the six months ended July 31, 1999. This increase was attributable to the sale of 1,045,000 shares of common stock in our IPO in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 72% of our assets at July 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly.

In March 2000, we sold 1,045,000 shares of its common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of approximately $9,400,000 and net proceeds of $7,926,000.

During the six months ended July 31, 2000, cash used in operating activities was $2,173,000 as compared to cash used in operating activities of $228,000 for the six months ended July 31, 1999. The primary reason for the increase in cash used in operating activities was a net loss of $1,017,000, the $506,000 increase in other assets attributable to our website development, and the $1,000,000 repayment of liabilities subordinated to the claims of general creditors.

Cash used in investing activities during the six months ended July 31, 2000, was $54,000 as compared to $147,000 during the six months ended July 31, 1999. During the six months ended July 31, 2000, we reduced our spending on office furniture, equipment and leasehold improvements.

Cash provided by financing activities during the six months ended July 31, 2000, was $7,296,000. We received $7,926,000 from the sale of common stock during the six months ended July 31, 2000.

As a broker-dealer, Shochet Securities, Inc. is subject to the net capital rules of the NASD and the SEC. Therefore, we are subject to restrictions on the use of capital and our related liquidity. In April 1996, August 1999 and February 2000, Firebrand Financial Group, Inc., formerly known as Research Partners International, Inc., our majority stockholder, contributed an aggregate of $3,000,000 of additional regulatory capital in the form of additional paid in capital and subordinated debt. $1,500,000 of this amount was repaid to Firebrand in April 2000. Another $1,000,000, derived from the proceeds of our IPO was repaid in May 2000. No other proceeds from the IPO have been utilized as of July 31, 2000.

As of July 31, 2000, an aggregate of approximately $500,000 was owed to Firebrand. Shochet Securities' net capital position as of July 31, 2000, was $1,805,000 compared to net capital requirements of $100,000, $1,705,000 in excess of its regulatory net capital requirements. At July 31, 2000, Shochet Holding Corp. had a capital position of $8,624,000.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements. Based upon these reviews, we believe that our capital structure is adequate for current operations and reasonably foreseeable future needs.

OTHER MATTERS

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

For a more complete discussion of these and other factors, see our registration statement filed on Form SB-2, as amended (No. 333-92307). We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

Part II - OTHER INFORMATION

Item 2.   Changes in Securities

Sales of Unregistered Securities

On April 11, 2000 and May 11, 2000, Shochet granted to certain of its key employees incentive stock options to purchase an aggregate of 36,000 and 70,000 shares of its common stock, respectively, at an exercise price of $9.00 per share under to its 1999 Performance Equity Plan. The options vest in three equal annual installments commencing on the one-year anniversary date of the option grant and expire on the 10-year anniversary from date of vesting.

On May 11, 2000, Shochet granted to certain of its directors incentive stock options to purchase an aggregate of 30,000 shares of its common stock at an exercise price of $9.00 per share under the Plan. The options vest on May 11, 2001 and expire on May 11, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 2000         /s/ Roger N. Gladstone
                                  -----------------------
                                  Roger N. Gladstone
                                  Chairman of the Board and
                                  Chief Executive Officer

                                  /s/ David F. Greenberg
                                  ----------------------
                                  David F. Greenberg
                                  Principal Accounting Officer