Form 10QSB/A
period 2000-04-30
SHOCHET HOLDING CORP
filed 2000-09-29
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       to
                                   FORM 10-QSB


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

                               Delaware 59-2651232
                              ---------------------
                (State or other jurisdiction of (I.R.S.  Employer  incorporation or organization) Identification No.)

        2351 East Hallandale Beach Blvd., Hallandale Beach, Florida 33009
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at June 14, 2000
---------                                       ----------------------------
Common Stock, $0.0001 par value                 2,245,000 shares

                              SHOCHET HOLDING CORP.
                                      Index






Part I - Financial Information                                              Page
                                                                            ----

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 2000 (Unaudited)                                                3

     Consolidated Statements of Operations for the three months
     ended April 30, 2000 and April 30, 1999                                   4

     Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended April 30, 2000 (Unaudited)                     5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 2000 and 1999 (Unaudited)                                 6

     Notes to Consolidated Financial Statements                                7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8


Part II - Other Information

Item 2.   Changes in Securities                                               11

Signatures                                                                    12


               SHOCHET HOLDING CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          April 30, 2000
                            (Unaudited)




ASSETS:
   Cash and cash equivalents                                                    $ 9,077,000
   Securities owned at market value                                                 179,000
   Receivable from broker dealers                                                   892,000
   Office furniture equipment and leasehold improvements, net                       801,000
   Goodwill, net                                                                  1,505,000
   Receivable from related party                                                    741,000
   Income taxes receivable                                                          224,000
                                                                                -----------

        Total Assets                                                            $13,419,000
                                                                                ===========




LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
   Securities sold, not yet purchased, at market value                          $     2,000
   Commissions payable                                                              284,000
   Payable to related parties                                                       637,000
   Accrued expenses and other liabilities                                         1,566,000
   Liabilities subordinated to the claims of general creditors                    1,500,000
                                                                                -----------


        Total Liabilities                                                         3,989,000
                                                                                -----------



STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares authorized)
        No shares issued and outstanding)                                                 -
    Common stock ($.0001 par value; 15,000,000 shares authorized;
        2,245,000 shares issued and outstanding)                                          -
    Additional paid-in capital                                                   10,196,000
    Accumulated deficit                                                            (766,000)
                                                                                -----------


        Total Stockholders' Equity                                                9,430,000
                                                                                -----------

        Total Liabilities and Stockholders' Equity                              $13,419,000
                                                                                ===========

                SHOCHET HOLDING CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)



                                                                             For the Three Months
                                                                                Ended April 30,
                                                                      ------------------------------------
                                                                           2000                1999
                                                                      ----------------   -----------------



REVENUES:
   Commissions                                                        $      2,413,000   $       2,189,000
   Investment banking                                                          269,000                   -
   Interest                                                                    252,000             190,000
   Other                                                                        49,000              32,000
                                                                      ----------------   -----------------
          Total Revenues                                                     2,983,000           2,411,000
                                                                      ----------------   -----------------


OPERATING EXPENSES:
   Compensation and benefits                                                 1,672,000           1,272,000
   Occupancy and equipment                                                     147,000             148,000
   Brokerage, clearing and exchange fees                                       369,000             325,000
   Communications                                                              319,000             120,000
   Business development                                                        421,000              24,000
   Other expenses                                                              269,000             338,000
                                                                      ----------------   -----------------

        Total Operating Expenses                                             3,197,000           2,227,000
                                                                      ----------------   -----------------

Income (loss) from continuing operations                                      (214,000)            184,000

Income tax provision                                                                -                   -
                                                                      ----------------   -----------------

Income (loss) from continuing operations                                      (214,000)            184,000
                                                                      ----------------   -----------------

Discontinued operations:
   Loss from operations of the discontinued on-site
     day trading segment, net of income tax benefit                                 -             (194,000)
                                                                      ----------------   -----------------

Net income (loss)                                                     $       (214,000)  $         (10,000)
                                                                      ================   =================

BASIC AND DILUTED:
   Net income (loss) from continuing operation                        $          (0.14)             $ 0.15
   Net income (loss) from discontinued operations                                 0.00               (0.16)
                                                                      ----------------   -----------------

   Net income (loss) per common share                                 $          (0.14)  $           (0.01)
                                                                      ================   =================

   Weighted average common shares outstanding                                1,548,000           1,200,000
                                                                      ================   =================

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Three Months Ended April 30, 2000
                                   (Unaudited)






                                              COMMON STOCK                 ADDITIONAL                                TOTAL
                                          -----------------------------     PAID-IN          ACCUMULATED          STOCKHOLDERS'
                                             Shares          Amount         CAPITAL            DEFICIT               EQUITY
                                          -------------   -------------  ----------------  -----------------   --------------------

Balance at January 31, 2000                   1,200,000   $          -   $      2,270,000  $        (552,000)  $          1,718,000


Net proceeds from sale of common stock        1,045,000              -          7,926,000                  -              7,926,000

Net loss for the period                              -               -                 -            (214,000)              (214,000)
                                          -------------   -------------  ----------------  -----------------   --------------------


Balance at April 30, 2000                     2,245,000   $          -   $     10,196,000  $        (766,000)  $          9,430,000
                                          =============   =============  ================  =================   ====================

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Three Months Ended April 30,
                                                                             ----------------------------------------
                                                                                    2000                 1999
                                                                             -------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (214,000)           $ (10,000)
    Adjustments to reconcile net loss to net cash flows
        used in operating activities:
           Depreciation and amortization                                                 39,000               63,000
           Other                                                                         77,000               10,000


   (Increase) decrease operating assets:
           Securities owned at market value                                              11,000              (35,000)
           Receivable from broker dealers                                              (485,000)              53,000
           Receivable from related party                                               (223,000)                   -
           Income taxes receivable                                                            -                    -
           Deferred IPO costs, net                                                      301,000                    -
           Other assets                                                                       -              117,000


   Increase (decrease) in operating liabilities:
           Securities sold , not yet purchased, at market value                         (37,000)              (4,000)
           Commissions payable                                                           44,000               19,000
           Payable to related parties                                                   (36,000)                   -
           Accrued expenses and other liabilities                                     1,161,000               61,000
           Liabilities subordinated to the claims of general creditors                        -                    -
                                                                             -------------------   ------------------


   Net cash used in operating activities                                                638,000              274,000
                                                                             -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office furniture, equipment and leasehold improvements                    (3,000)             (78,000)
   Goodwill                                                                             (58,000)             (18,000)
                                                                             -------------------   ------------------

   Net cash used in investing activities                                                (61,000)             (96,000)
                                                                             -------------------   ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                7,926,000                    -
                                                                             -------------------   ------------------


Net cash provided by financing activities                                             7,926,000                    -
                                                                             -------------------   ------------------

Net increase (decrease) in cash and cash equivalents                                  8,503,000              178,000

Cash and cash equivalents - beginning of year                                           574,000              868,000
                                                                             -------------------   ------------------

Cash and cash equivalents - end of period                                    $        9,077,000          $ 1,046,000
                                                                             ===================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                  $                -    $               -
                                                                             ===================   ==================
   Income Taxes                                                              $                -    $               -
                                                                             ===================   ==================

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

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS):

                                                                   Three months ended April 30,
                                                                ---------------------------------

                                                                      2000              1999
                                                                ---------------    --------------


Numerator for basic and diluted EPS:
   Net income / loss from continuing operations                 $     (214,000)    $     184,000
   Loss from discontinued operations:                                        -          (194,000)
                                                                ---------------    --------------
Net income                                                      $     (214,000)    $     (10,000)
                                                                ===============    ==============

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted                           1,548,333         1,200,000
                                                                ===============    ==============
Basic and diluted EPS from continuing operations                $        (0.14)    $        0.15
Basic and diluted EPS from discontinued operations                           -             (0.16)
                                                                ---------------    --------------
Basic and diluted EPS                                           $        (0.14)    $       (0.01)
                                                                ===============    ==============



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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 vs. Three Months Ended April 30, 1999


Net loss for the three months ended April 30, 2000 was $214,000 as compared with a net loss of $10,000 for the three months ended April 30, 1999. From continuing operations in the year-earlier period, a gain of $184,000 was recorded. Net loss per basic and diluted share of common stock was $0.14 for the first quarter of fiscal 2001 as compared to net loss of $0.01 per share for the fiscal 2000 quarter. From continuing operations, a gain of $0.15 per common share was recorded in the fiscal 2000 period.


REVENUES


Total revenues increased by 23% to $2,983,000 for the first quarter of fiscal 2000, versus $2,411,000 in the year-earlier period, as a result of increased commission revenue, as well as significant investment banking fees compared to no such fees in the same period one year earlier.


Commission revenues increased by 10% to $2,413,000, from $2,189,000 in the first quarter, attributable to a similar increase in average commission per ticket; trading volume was basically unchanged.


Investment banking revenues in the quarter ended April 30, 2000 were $269,000 versus none in the first quarter of 2000. During the first quarter of fiscal 2000, Shochet Securities participated in the underwriting of the Company's initial public offering.


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

In March 2000, the Company sold 1,045,000 shares of its common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of $9,405,000 and net proceeds of $7,926,000.

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

Other Matters

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated", "project," or outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

For a more complete discussion of these and other factors, see our registration statement filed on Form SB-2, as amended (No. 333-92307). We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.


Part II - OTHER INFORMATION

Item 2.   Changes in Securities

Sales of Unregistered Securities.

On March 15, 2000 the date of the Company's IPO, the Company granted to certain of its key executives options to purchase an aggregate of 108,000 shares of its common stock at an exercise price of $9.00 per share. The options vest in three equal annual installments commencing on the one-year anniversary date of the IPO. The Company relied on an exemption from registration under the federal securities laws contained in Section 4(2) of the Securities and Exchange Act of 1933, as amended.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  July 24, 2000                   /s/ Roger N. Gladstone
                                       -------------------------------
                                       Roger N. Gladstone
                                       Chairman of the Board and
                                       Chief Executive Officer



                                       /s/ David F. Greenberg
                                       -------------------------------
                                       David F. Greenberg
                                       Principal Accounting Officer

                      SHOCHET HOLDING CORP. AND SUBSIDIARY


                                  Exhibit Index



Number                     Description
----------                     --------------------

27                         Financial Data Schedule