Form 10QSB/A
period 2000-07-31
SHOCHET HOLDING CORP
filed 2000-09-29
CIK 1100202

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

        2351 East Hallandale Beach Blvd., Hallandale Beach, Florida 33009
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


               SHOCHET HOLDING CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                           July 31, 2000
                            (Unaudited)



ASSETS:
   Cash and cash equivalents                                                    $  6,273,000
   Securities owned at market value                                                  161,000
   Receivable from broker dealers                                                    830,000
   Office furniture equipment and leasehold improvements, net                        749,000
   Goodwill, net                                                                   1,498,000
   Income taxes receivable                                                           138,000
   Other assets                                                                      466,000
                                                                                ------------

        Total Assets                                                            $ 10,115,000
                                                                                ============




LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Securities sold, not yet purchased, at market value                          $          -
   Commissions payable                                                               185,000
   Payable to related parties                                                        490,000
   Accrued expenses and other liabilities                                            313,000
   Liabilities subordinated to the claims of general creditors                       500,000
                                                                                ------------

        Total Liabilities                                                          1,488,000
                                                                                ------------


STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares authorized)
          No shares issued and outstanding )                                               -
    Common stock ($.0001 par value; 15,000,000 shares authorized;
        2,245,000 shares issued and outstanding)                                           -
    Additional paid-in capital                                                    10,196,000
    Accumulated deficit                                                           (1,569,000)
                                                                                ------------

        Total Stockholders' Equity                                                 8,627,000
                                                                                ------------

        Total Liabilities and Stockholders' Equity                              $ 10,115,000
                                                                                ============

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       For the Three Months                     For the Six Months
                                                         Ended July 31,                          Ended July 31,
                                                ------------------------------------    ------------------------------------
                                                      2000               1999                2000                1999
                                                -----------------   ----------------    ----------------   -----------------



REVENUES:
   Commissions                                  $       1,432,000   $      1,688,000    $      3,845,000   $       3,877,000
   Investment banking                                           -                  -             269,000                   -
   Interest                                               102,000            206,000             354,000             396,000
   Other                                                   79,000             25,000             128,000              57,000
                                                -----------------   ----------------    ----------------   -----------------


          Total Revenues                                1,613,000          1,919,000           4,596,000           4,330,000
                                                -----------------   ----------------    ----------------   -----------------

OPERATING EXPENSES:
   Compensation and benefits                            1,038,000          1,028,000           2,710,000           2,300,000
   Occupancy and equipment                                330,000            221,000             477,000             369,000
   Brokerage, clearing and exchange fees                  245,000            319,000             614,000             644,000
   Communications                                         180,000            210,000             499,000             330,000
   Business development                                   384,000             19,000             805,000              43,000
   Other expenses                                         239,000            131,000             508,000             469,000
                                                -----------------   ----------------    ----------------   -----------------

        Total Operating Expenses                        2,416,000          1,928,000           5,613,000           4,155,000
                                                -----------------   ----------------    ----------------   -----------------

Income (loss) before income taxes                        (803,000)            (9,000)         (1,017,000)            175,000

Income tax provision                                           -             (89,000)                 -              (89,000)
                                                -----------------   ----------------    ----------------   -----------------

Income (loss) from continuing operations                 (803,000)           (98,000)         (1,017,000)             86,000
                                                -----------------   ----------------    ----------------   -----------------

Discontinued operations:
 Loss from operations of the discontinued
  on-site day trading segment,
  net of income tax benefit                                    -            (212,000)                 -             (406,000)
                                                -----------------   ----------------    ----------------   -----------------

Net income (loss)                               $        (803,000)  $       (310,000)   $     (1,017,000)  $        (320,000)
                                                =================   ================    ================   =================

BASIC AND DILUTED:
 Net income (loss) from continuing operation    $           (0.36)  $          (0.08)   $          (0.51)  $            0.07
 Net income (loss) from discontinued operations              0.00              (0.18)               0.00               (0.34)
                                                -----------------   ----------------    ----------------   -----------------

   Net income (loss) per common share           $           (0.36)  $          (0.26)   $          (0.51)  $           (0.27)
                                                =================   ================    ================   =================

   Weighted average common shares outstanding           2,245,000          1,200,000           1,983,750           1,200,000
                                                =================   ================    ================   =================

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 2000
                                   (Unaudited)






                                               COMMON STOCK            ADDITIONAL                               TOTAL
                                        ---------------------------     PAID-IN         ACCUMULATED          STOCKHOLDERS'
                                           Shares            Amount     CAPITAL           DEFICIT               EQUITY
                                        ------------   ------------   ------------  -------------------   ------------------


Balance at January 31, 2000                1,200,000   $         -    $  2,270,000  $          (552,000)  $        1,718,000

Net proceeds from sale of common stock     1,045,000             -       7,926,000                   -             7,926,000

Net loss for the period                           -              -              -            (1,017,000)          (1,017,000)
                                        ------------   ------------   ------------  -------------------   ------------------

Balance at July 31, 2000                   2,245,000   $         -    $ 10,196,000  $        (1,569,000)  $        8,627,000
                                        ============   ============   ============  ===================   ==================

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Six Months Ended July 31,
                                                                             ------------------------------------
                                                                                   2000               1999
                                                                             -----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $      (1,017,000)  $       (320,000)
    Adjustments to reconcile net loss to net cash flows
        used in operating activities:
           Depreciation and amortization                                               208,000            128,000

   (Increase) decrease operating assets:
           Securities owned at market value                                             29,000           (257,000)
           Receivable from broker dealers                                             (423,000)           (25,000)
           Receivable from related party                                               518,000              3,000
           Income taxes receivable                                                      86,000             91,000
           Deferred IPO costs, net                                                     301,000                  -
           Other assets                                                               (506,000)           (40,000)

   Increase (decrease) in operating liabilities:
           Securities sold , not yet purchased, at market value                        (39,000)            (1,000)
           Commissions payable                                                         (55,000)           (84,000)
           Payable to related parties                                                 (183,000)           287,000
           Accrued expenses and other liabilities                                      (92,000)           (10,000)
           Liabilities subordinated to the claims of general creditors              (1,000,000)                -
                                                                             -----------------   ----------------

   Net cash used in operating activities                                            (2,173,000)          (228,000)
                                                                             -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office furniture, equipment and leasehold improvements                  (54,000)          (147,000)
                                                                             -----------------   ----------------

   Net cash used in investing activities                                               (54,000)          (147,000)
                                                                             -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                               7,926,000                  -
                                                                             -----------------   ----------------

Net cash provided by financing activities                                            7,926,000                  -
                                                                             -----------------   ----------------

Net increase (decrease) in cash and cash equivalents                                 5,699,000           (375,000)

Cash and cash equivalents - beginning of year                                          574,000            868,000
                                                                             -----------------   ----------------

Cash and cash equivalents - end of period                                    $       6,273,000   $        493,000
                                                                             =================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                  $          51,000   $             -
                                                                             =================   ================
   Income Taxes                                                              $              -    $             -
                                                                             =================   ================

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

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                     Six months ended July 31,
                                                            -------------------------------------------
                                                                 2000                       1999
                                                            ---------------            ----------------

Numerator for basic and diluted EPS:
   Net income/(loss) from continuing operations             $   (1,017,000)             $       86,000

  Loss from discontinued operations:                                     -                    (406,000)
                                                            ---------------            ----------------

   Net loss                                                 $   (1,017,000)             $     (320,000)
                                                            ===============            ================

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted                       1,983,750                   1,200,000
                                                            ===============            ================

Basic and diluted EPS from continuing operations            $        (0.51)             $         0.07
Basic and diluted EPS from discontinued operations                        -                      (0.34)
                                                            ---------------            ----------------

Basic and diluted EPS:                                      $        (0.51)             $        (0.27)
                                                            ===============            ================

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

   As a result of the above, we reporting a net loss of $1,017,000 and $803,000 for the six and three months ended July 31, 2000 as compared to a net loss of $320,000 and $310,000 for the six and three months ended July 31, 1999.

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