Form 10QSB
period 2000-10-31
SHOCHET HOLDING CORP
filed 2000-12-15
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

                           or

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

        2351 East Hallandale Beach Blvd., Hallandale Beach, Florida 33009
               (Address of principal executive offices) (Zip Code)

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

Class                                            Outstanding at December 1, 2000

Common Stock, $0.0001 par value                               2,245,000 shares

                              SHOCHET HOLDING CORP.
                                   FORM 10-QSB
                 For the quarterly period ended October 31, 2000

                                      Index


Part I - Financial Information                                              Page

Item 1. Consolidated Financial Statements

        Statement of Operations                                                3

        Balance Sheet                                                          4

        Statement of Changes in Stockholders' Equity                           5

        Statement of Cash Flows                                                6

        Notes                                                                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9


Part II - Other Information

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13


Safe Harbor Cautionary Statement: we occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

For a more complete discussion of these and other factors, see our registration statement filed on Form SB-2, as amended (No. 333-92307). We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.


                                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)

                                                       For the Three Months            For the Nine Months
                                                        Ended October 31,               Ended October 31,
                                                        2000            1999             2000            1999
REVENUES:
   Commissions                                        $ 1,098,000   $ 1,465,000      $ 4,943,000      $ 5,342,000
   Investment banking                                           -             -          269,000                -
   Interest                                               440,000       205,000          794,000          601,000
   Other                                                  265,000         2,000          393,000           59,000

          Total Revenues                                1,803,000     1,672,000        6,399,000        6,002,000

OPERATING EXPENSES:
   Compensation and benefits                            1,304,000       978,000        4,214,000        3,278,000
   Occupancy and equipment                                491,000       196,000          968,000          565,000
   Brokerage, clearing and exchange fees                  238,000       243,000          852,000          887,000
   Communications                                         161,000       145,000          660,000          475,000
   Business development                                   281,000        26,000          671,000           69,000
   Other expenses                                          58,000       408,000          781,000          877,000

        Total Operating Expenses                        2,533,000     1,996,000        8,146,000        6,151,000

Income (loss) before income taxes                       (730,000)     (324,000)      (1,747,000)        (149,000)

Income tax provision                                                     89,000

Income (loss) from continuing operations                (730,000)     (235,000)       (1,747,000)       (149,000)

Discontinued operations:
   Loss from operations of the discontinued
on-site day trading segment, net of income tax
benefit                                                                (89,000)                         (495,000)

Net income (loss)                                     $ (730,000)   $ (324,000)      $ (1,747,000)    $ (644,000)

BASIC AND DILUTED:
   Net income (loss) from continuing operation             (0.33)        (0.20)             (0.84)         (0.13)
   Net income (loss) from discontinued operations           0.00         (0.07)               0.00         (0.41)
   Net income (loss) per common share                      (0.33)        (0.27)             (0.84)         (0.55)

   Weighted average common shares outstanding           2,245,000     1,200,000          2,071,000      1,200,000



          See accompanying notes to consolidated financial statements



                      SHOCHET HOLDING CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2000
                                   (Unaudited)
ASSETS:

           Cash & cash equivalent                                                                              $     1,360,000
           Securities owned at market value                                                                            170,000
           Securities purchased with agreement to resell                                                             3,523,000
           Receivable from broker dealers                                                                            1,365,000
           Office furniture equipment and leasehold improvements, net                                                  884,000
           Goodwill, net                                                                                             1,480,000
           Prepaid expense                                                                                             208,000
           Income taxes receivable                                                                                     138,000
           Other assets                                                                                                523,000

                                                                                                              ----------------
           Total Assets                                                                                        $     9,651,000
                                                                                                              ================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

           Securities sold, not yet purchased, at market value                                                  $       12,000
           Commissions payable                                                                                         193,000
           Payable to related parties                                                                                  626,000
           Accrued expenses and other liabilities                                                                      423,000
           Liabilities subordinated to the claims of general creditors                                                 500,000

                                                                                                              ----------------
           Total liabilities                                                                                   $     1,754,000


STOCKHOLDERS' EQUITY
           Preferred stock ($.0001 par value;  1,000,000  shares  authorized) No shares  issued  and  outstanding)  Common  stock  ($.0001  par value;
           15,000,000   shares   authorized;   2,245,000   shares   issued   and
           outstanding)
           Additional paid in capital                                                                               10,196,000
           Accumulated deficit                                                                                     (2,299,000)

           Total stockholders' equity                                                                                7,897,000

                                                                                                              ----------------
Total liabilities and stockholders' equity                                                                     $     9,651,000
                                                                                                              ================

          See accompanying notes to consolidated financial statements

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Nine Months Ended October 31, 2000 (Unaudited)


                                            COMMON STOCK
                                                                 ADDITIONAL                                         TOTAL
                                                                 PAID-IN                 ACCUMULATED            STOCKHOLDERS'
                                         Shares      Amount      CAPITAL                  DEFICIT                  EQUITY
                                      -------------------------------------             ------------            -------------



Balance at January 31, 2000              1,200,000   $ -        $ 2,270,000               $ (552,000)             $ 1,718,000

Net proceeds from sale of common stock   1,045,000                7,926,000                                         7,926,000

Net loss for the period                                -           -                      (1,747,000)             (1,747,000)

                                      -------------------------------------             ------------            -------------

Balance at October 31, 2000              2,245,000  $  -        $ 10,196,000             $(2,299,000)             $ 7,897,000
                                      =====================================             =============            =============

          See accompanying notes to consolidated financial statements


                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                       For the Nine Months Ended October 31,
                                                                       -------------------------------------

                                                                           2000                    1999
                                                                       -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $ (1,747,000)             $ (644,000)
    Adjustments to reconcile net loss to net cash flows
        used in operating activities:
     Depreciation and Amortization                                          241,000                 193,000
   (Increase) decrease operating assets:
           Securities owned at market value                                  20,000                (164,000)
           Securities purchased with agreement to resell                 (3,523,000)                      -
           Receivable from broker dealers                                  (958,000)                119,000
           Prepaid expenses                                                (208,000)                      -
           Receivable from related party                                    518,000                       -
           Income taxes receivable                                           86,000                  91,000
           Deferred IPO costs, net                                          301,000                       -
           Other assets                                                    (523,000)                (77,000)

   Increase (decrease) in operating liabilities:
           Securities sold , not yet purchased, at market value             (27,000)                  4,000
           Commissions payable                                              (47,000)               (103,000)
           Payable to related parties                                       (47,000)                (14,000)
           Accrued expenses and other liabilities                            18,000                 205,000
           Liabilities subordinated to the claims of general creditors   (1,000,000)                     -
                                                                         -----------                     -

   Net cash used in operating activities                                 (6,896,000)               (390,000)
                                                                         -----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office furniture, equipment and leasehold improvements      (244,000)               (165,000)
                                                                           ---------               ---------

   Net cash used in investing activities                                   (244,000)               (165,000)
                                                                           ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of subordinated loan                                                 -                 500,000
    Proceeds from sale of common stock                                     7,926,000                     -
                                                                          ----------                     -

Net cash provided by financing activities                                  7,926,000                500,000
                                                                         ----------                --------

Net increase (decrease) in cash and cash equivalents                        786,000                (55,000)

Cash and cash equivalents - beginning of year                               574,000                 868,000
                                                                           --------                --------

Cash and cash equivalents - end of period                               $ 1,360,000               $ 813,000
                                                                       ============             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                             $   61,000                $ 100,000
                                                                       ============             ===========
   Income Taxes                                                         $        -                $      -
                                                                       ============             ===========
           See accompanying notes to consolidated financial statements


                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The consolidated financial statements include the activities of Shochet Holding Corp. and Shochet Securities, Inc., its wholly-owned broker-dealer subsidiary (the "Company" or "Shochet"). Shochet is engaged primarily in providing full service discount securities brokerage and related financial services through six branch offices, all of which are in South Florida. Shochet also provides online brokerage services through Shochet Online, its online brokerage division, through its website located at www.shochet.com.

Shochet's strategy is to continue the development of its presence as a Florida-based provider of full service discount securities brokerage and related financial services. Shochet's goal is to attract and retain client assets by focusing on retail brokerage, financial planning and other services. Shochet intends to expand its business through:
o        advertising and promotion;
o        recruitment of finance professionals;
o        adding new products and services;
o        opening  new offices; and
o        acquisition.

Shochet Financial Services Group, a division of Shochet introduced in June 2000, has commenced offering a range of non-proprietary financial services and products, including financial planning services, insurance products and annuities. In the first quarter of the next fiscal year, Shochet intends to offer investment adviser services such as fee-based, managed money "wrap" accounts through its newly formed subsidiary, Shochet Investment Adviser Corp. A client of this subsidiary will be able to choose initially from a range of mutual funds, then portfolios managed by unaffiliated third-party portfolio managers. The client will pay a fee based on a percentage of assets held in the client's account, in lieu of standard commissions associated with purchases of securities in traditional brokerage accounts.

In November 2000, Shochet announced the signing of National Football League Hall of Fame member and former Miami Dolphins coach Don Shula. Coach Shula will appear as spokesperson for Shochet's "Your Financial Coach" advertising campaign, slated to commence in January 2001 on South Florida radio, cable television and in newspapers and periodicals. Coach Shula will also make personal appearances on behalf of Shochet.

In addition, Shochet recently formed Shochet Private Client Group, a division that will offer premium client services, such as complimentary tax preparation, to an affluent clientele. Shochet's flagship Private Client Group office is scheduled to open in January 2001 in Boca Raton, Florida.

Shochet continues to develop its Internet presence through the revamping of www.shochet.com and the introduction of its South Florida senior-targeted Internet portal, estimated to be launched in January 2001. The portal will be promoted by means of a variety of traditional and nontraditional, "guerilla" marketing techniques, all of which are designed to generate leads for our financial professionals and promote Shochet. As of October 31, 2000, Shochet Online had 907 users registered to access to their brokerage accounts, compared to 330 at January 31, 2000.

In March 2000, Shochet Holding Corp. sold 1,045,000 shares of its common stock in an initial public offering by means of a registration statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC"). The offering, priced at $9 per share, raised $9.4 million in gross proceeds and $7.9 million in net proceeds.

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

Many factors affect Shochet's business activities, including general economic and market conditions, which can result in substantial fluctuations in revenues and net income. Accordingly, the results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2.  NET CAPITAL REQUIREMENTS

Because Shochet Securities is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., it is subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 2000, Shochet Securities had net capital of $1,399,000, compared to a net capital requirement of $100,000.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                       Nine months ended October 31,
                                                 -------------------------------------------
                                                      2000                         1999
                                                 ---------------            ----------------
Numerator for basic and diluted EPS:
   Net income/(loss) from continuing operations  $   (1,747,000)            $      (149,000)

  Loss from discontinued operations:                          -                    (495,000)
                                                 ---------------            ----------------

   Net loss                                      $   (1,747,000)            $      (644,000)
                                                 ===============           =================

Denominator for basic EPS:
     Weighted-average common shares
           outstanding - basic and diluted            2,071,000                   1,200,000
                                                 ===============           =================

Basic and diluted EPS from continuing operations $        (0.84)           $         ( 0.12)
Basic and diluted EPS from discontinued
  operations                                                  -                       (0.41)
                                                 ---------------           -----------------

Basic and diluted EPS:                           $        (0.84)           $          (0.53)
                                                 ===============           =================

4. STOCKHOLDERS' EQUITY

In its March 15, 2000, initial public offering, Shochet Holding Corp. sold 1,045,000 shares of its common stock. The stock was priced at $9 per share, raising gross and net proceeds of $9,405,000 and $7,926,000, respectively.

On October 25, 2000, Shochet Holding Corp. announced that its board of directors had authorized a stock repurchase plan for up to approximately $500,000 of its common stock. As of October 31, 2000, no shares of stock had been repurchased.

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

Business Environment

Our primary business activity, providing full service, discount brokerage and related financial services, is subject to general economic and market conditions and the volatility of trading markets. Industry-wide trading volume for the quarter ended October 31, 2000 was below average compared to the previous quarter.

The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

RESULTS OF OPERATIONS

The securities brokerage industry is highly competitive and subject to external factors such as overall trading volume, market volatility and market prices, over which we can exert little or no control. These factors may cause our earnings to fluctuate widely and affect our operations significantly.

Nine and three months ended October 31, 2000 compared to nine and three months ended October 31, 1999

REVENUES

Commission revenues for the three months ended October 31, 2000 decreased by 25% to $1,098,000 as compared to commission revenues of $1,465,000 for the three months ended October 31, 1999. Commission revenues for the nine months ended October 31, 2000 decreased by 7.5% to $4,943,000 as compared to commission revenues of $5,342,000 for the nine months ended October 31, 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. This decrease is due primarily to a decrease in trading volume.

Interest income for the three months ended October 31, 2000 increased by 115% to $440,000 as compared to interest income of $205,000 for the three months ended October 31, 1999. Interest income for the nine months ended October 31, 2000 increased by 32% to $794,000 as compared to interest income of $601,000 for the nine months ended October 31, 1999. In both cases, this increase is primarily due to the investment of IPO proceeds in interest producing securities.

Other income for the three months ended October 31, 2000 increased to $265,000, compared to other income of $2,000 for the three months ended October 31, 1999. Other income for the nine months ended October 31, 2000 increased to $393,000, compared to other income of $59,000 for the nine months ended October 31, 1999. The increase is primarily related to the increase in proprietary trading and order flow income.

EXPENSES

Compensation and benefits expense for the three months ended October 31, 2000 increased by 33% to $1,304,000 as compared to compensation and benefits expense of $978,000 for the three months ended October 31, 1999. Compensation and benefits expense for the nine months ended October 31, 2000 increased by 29% to $4,214,000 as compared to compensation and benefits expense of $3,278,000 for the nine months ended October 31, 1999. These expenses vary because we pay commissions to our brokers based on a percentage of commission revenues generated. In addition, we compensated our brokers for placing shares in our IPO. Additionally, the increase in compensation and benefit expense is due to the creation of additional sales and staff positions related to our expansion in accordance with the execution of our business plan.

Occupancy and equipment expense for the three months ended October 31, 2000 increased by 151% to $491,000 as compared to occupancy and equipment expense of $196,000 for the three months ended October 31, 1999. Occupancy and equipment expense for the nine months ended October 31, 2000 increased by 71% to $968,000 as compared to occupancy and equipment expense of $565,000 for the nine months ended October 31, 1999. The increase was due to equipment upgrades and purchases in accordance with the execution of our business plan.

Brokerage, clearing and exchange fees for the three months ended October 31, 2000 decreased by 2% to $238,000 as compared to brokerage, clearing and exchange fees of $243,000 for the three months ended October 31, 1999. Brokerage, clearing and exchange fees for the nine months ended October 31, 2000 decreased by 4% to $852,000 as compared to brokerage, clearing and exchange fees of $887,000 for the nine months ended October 31, 1999. The decrease was due primarily to decreased trading volume.

Communications expense for the three months ended October 31, 2000 increased by 11% to $161,000 as compared to communications expense of $145,000 for the three months ended October 31, 1999. Communications expense for the nine months ended October 31, 2000 increased by 39% to $660,000 as compared to communications expense of $475,000 for the nine months ended October 31, 1999. The increase in the three and nine-month periods was due primarily to two factors: the first was the resolution of certain timing issues associated with the payment of vendor bills carrying over from the six month period ended July 31, 1999; the second was related to increased communications activity in accordance with the execution of our business plan.

Business development expense for the three months ended October 31, 2000 increased by 981% to $281,000 as compared to business development expense for the three months ended October 31, 1999 of $26,000. Business development expense for the nine months ended October 31, 2000 increased by 872% to $671,000 as compared to business development expense for the nine months ended October 31, 1999 of $69,000. The increase resulted primarily from the execution of our business plan and development, marketing and advertising of Shochet Online. Additionally, as previously noted, Shochet retained as its spokesperson Don Shula, National Football League Hall of Fame member and former coach of the Miami Dolphins. Accordingly, Shochet plans to incur significant promotional expenses are in the coming fiscal year.

Other expenses for the three months ended October 31, 2000 decreased to $58,000 as compared to other expenses for the three months ended October 31, 1999 of $408,000. Other expenses for the nine months ended October 31, 2000 decreased to $781,000 as compared to other expenses for the nine months ended October 31, 1999 of $877,000.

As a result of the above, we reported a net loss of $1,747,000 and $730,000 for the nine and three-month periods ended October 31, 2000, respectively, as compared to a net loss of $644,000 and $324,000 for the nine and three months ended October 31, 1999, respectively.

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 2,071,000 for the nine months ended October 31, 2000 as compared to 1,200,000 for the nine months ended October 31, 1999. This increase was attributable to the sale of 1,045,000 shares of common stock in our IPO in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 71% of our assets at October 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly.

In March 2000, Shochet sold 1,045,000 shares of its common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of approximately $9,400,000 and net proceeds of $7,926,000.

During the nine months ended October 31, 2000, cash used in operating activities was $6,896,000 as compared to cash used in operating activities of $390,000 for the nine months ended October 31, 1999. The primary reason for the increase in cash used in operating activities was a net loss of $1,747,000, the $523,000 increase in other assets attributable to our website development, and the $1,000,000 repayment of liabilities subordinated to the claims of general creditors. Additionally, Shochet entered into a repurchase agreement which at October 31,2000 amounted to $3,523,000.

Cash used in investing activities during the nine months ended October 31, 2000, was $244,000 as compared to $165,000 during the nine months ended October 31, 1999.

Cash provided by financing activities from the sale of common stock during the nine months ended October 31, 2000, was $7,926,000.

As a broker-dealer, Shochet Securities, Inc. is subject to the net capital rules of the NASD and the SEC. Therefore, we are subject to restrictions on the use of capital and our related liquidity. In April 1996, August 1999 and February 2000, Firebrand Financial Group, Inc., formerly known as Research Partners International, Inc., our majority stockholder, contributed an aggregate of $3,000,000 of additional regulatory capital in the form of additional paid in capital and subordinated debt. $1,500,000 of this amount was repaid to Firebrand in April 2000. Another $1,000,000, derived from the proceeds of our IPO was repaid in May 2000. No other proceeds from the IPO have been utilized as of October 31, 2000.

As of October 31, 2000, an aggregate of approximately $500,000 was owed to Firebrand. Shochet Securities' regulatory net capital position as of October 31, 2000, was $1,399,000 compared to net capital requirements of $100,000, $1,299,000 in excess of its regulatory net capital requirements. At October 31, 2000, Shochet Holding Corp. had a capital position of $7,897,000.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements. Based upon these reviews, we believe that our capital structure is adequate for current operations and reasonably foreseeable future needs.

OTHER MATTERS

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Shochet Securities is involved in various legal proceedings arising from its business activities. Shochet believes that resolution of these proceedings will not have any material adverse effect on its consolidated financial position or results of operations.

Item 2.   Changes in Securities

     None.

Item 3.  Defaults on Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     27.1  Financial Data Schedule (electronic only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 14, 2000                            /s/ Roger N. Gladstone
                                                    ----------------------
                                                    Roger N. Gladstone
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                                    /s/ David F. Greenberg
                                                    ----------------------
                                                    David F. Greenberg
                                                    Principal Accounting Officer