Form 10KSB
period 2001-01-31
SHOCHET HOLDING CORP
filed 2001-05-18
CIK 1100202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                   for the fiscal year ended January 31, 2001

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

      2351 East Hallandale Beach Boulevard, Hallandale Beach, Florida 33998
               (Address of principal executive offices) (Zip Code)

                                 (954) 454-0304
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: common stock, $.0001 par value

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year was $8,200,000.

     The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on May 14, 2001, was $961,400.

     On May 14, 2001, 2,235,000 shares of the registrant's common stock were outstanding.

     Documents incorporated by reference:
         -none-

                              Shochet Holding Corp.
                            Form 10-KSB Annual Report
                   For the fiscal year ended January 31, 2001




Part I

Item   1.     Description of Business
Item   2.     Description of Property
Item   3.     Legal Proceedings
Item   4.     Submission of Matters to a Vote of Security Holders

Part II

Item   5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters
Item   6.     Management's Discussion and Analysis
Item   7.     Financial Statements
Item   8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

Part III

Item 9.       Directors, Executive Officers; Compliance with
              Section 16(a) of the Exchange Act
Item 10.      Executive Compensation
Item 11.      Security  Ownership of Certain Beneficial Owners and
              Management
Item 12.      Certain Relationships and Related Transactions
Item 13.      Exhibits, Lists, and Reports on Form 8-K

This report contains various "forward looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

          We provide full service, discount brokerage and related non-proprietary financial services and products such as financial planning, insurance and annuities, through our wholly-owned subsidiary, Shochet Securities, Inc. Shochet Securities operates six branch offices, all of which are in Florida.

History

          We were incorporated in Delaware in July 1999. Shochet Securities was incorporated in Florida in 1980. Our executive offices are located at 2351 East Hallandale Beach Boulevard, Hallandale Beach, Florida. We are majority owned (approximately 54%) by our parent company, Firebrand Financial Group, Inc., a publicly traded holding company, which is the sole stockholder of another broker-dealer subsidiary, GKN Securities Corp., and a majority stockholder of EarlyBirdCapital.com Inc., which is, in turn, the sole stockholder of two other broker-dealers, EBCapital (Europe) AG and EarlyBirdCapital, Inc.

          In March 2000 we completed an initial public offering of 1,045,000 shares of our common stock. These securities are listed on Nasdaq SmallCap Market System under the symbol SHOC. We raised gross proceeds of $9,405,000 and $7,900,000 in net proceeds through this offering.

Business

          We provide brokerage services in equity and fixed income securities, options, annuities and mutual funds. We charge our clients commissions that are generally less than those charged by other full service firms for similar services, and pay our brokers a percentage of that commission. As of April 2001, we employed approximately 67 brokers, who manage approximately 13,000 client accounts.

          Shochet Financial Services Group, a division introduced in June 2000, has commenced offering a range of non-proprietary financial services and products, including financial planning services, insurance products and annuities. For the fiscal year ended January 31, 2001, revenues from this division were approximately $439,000 in six months of operations. Prior to the formation of this division, insurance and annuity sales were $318,520 for the fiscal year 2000. In addition, we have begun to offer investment adviser services such as fee-based, managed money "wrap" accounts through Shochet Investment Adviser Corp., a subsidiary formed in August 2000. A client of this subsidiary can choose from a range of mutual funds and
     portfolios  managed  by  unaffiliated   third-party   portfolio managers.
     The client pays a fee based on a percentage of assets held in the client's account, in lieu of standard commissions associated with purchases of securities in traditional brokerage accounts. To date, revenues from this subsidiary have not been material.

          In November 2000, we announced the signing of National Football League Hall of Fame member and former Miami Dolphins coach Don Shula. Coach Shula has appeared as spokesperson for our "Your Financial Coach" advertising campaign, which commenced in January 2001 on south Florida radio, cable television and in newspapers and periodicals. Coach Shula also makes a limited amount of personal appearances on behalf of Shochet.

Strategy

          Our strategy is to continue the development of our presence as a Florida-based provider of full service discount securities brokerage and related financial services. Our goal is to attract and retain client assets by growing our core retail brokerage business while simultaneously trying to uncover client assets by providing an increasing amount of financial planning and other services. We intend to expand our business through:

o        advertising and promotion;
o        recruitment of finance professionals;
o        adding new products and services;
o        opening new offices; and
o        merger and/or acquisition.

Building our Financial Services Business

          We continue to develop our presence as a discount broker and provider of related financial services in Florida. We believe that our advantage over other financial services firms lies with our securities brokerage industry experience embodied by our experienced financial consultants. Our strategy includes the following elements:

          o Open branch offices and mini-offices. We intend to open new branch offices to expand our presence into areas of Florida where currently we are not represented. We plan to increase our visibility further by opening mini-offices: smaller satellite offices located in highly trafficked areas, each within a short drive of a branch office, staffed by two to four brokers. Our Weston office is scheduled to open in Summer 2001.

          o Advertising. The "Your Financial Coach" advertising campaign in television, radio and newspaper raised the level of awareness of the Shochet name and has resulted in the attraction of new financial professionals. The next phase of the campaign is the "call to action" phase which will be accomplished through such means as direct mail. This phase is designed to leverage the branding we have created and to stimulate revenues by focusing the client and potential client on products and services provided by Shochet.

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

         Research Services

          We provide our customers with research prepared by several sources including Ryan, Beck & Co. Southeast Research Group, EarlyBirdCapital and our clearing firm, Schroder. Schroder was recently acquired by Bank of New York, which also provides research. We make this research available in our branches, enclose it in customer statements and provide it on our website.

         Mutual Funds

          We sell and market mutual funds to our customers from numerous mutual fund providers. Our customers have access to over 4,000 mutual funds through Schroder.

         Insurance and Financial Planning Products

          Our financial services division markets a range of fixed and variable annuities, universal life insurance, term life insurance, long term health care insurance and other insurance products. We have increased our emphasis on this business and our marketing efforts of these and related products by our June 2000 formation of Shochet Financial Services Group, which offers a range of non-proprietary financial planning products and services.

Other Products and Services

          We offer additional investment products, such as retirement accounts, check writing, cash management accounts, debit cards and other related financial products. We plan to offer mortgage brokerage services through our newly formed subsidiary, Shochet Mortgage Corp., which has had no material operations to date.

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

          Effective November 30, 2000, we extended our clearing agreement two years in exchange for a payment of $1,250,000 from Schroder and the predecessor to Bank of New York. If we terminate the agreement before November 30, 2002 we must repay this amount in full.

         Account Security

          We use proprietary and industry standard security measures to protect our clients' assets. Online clients are assigned individual account numbers, user identification and passwords that must be input each time they log on to the system. In accordance with standard industry practices, telephone orders require authentication through personal identification numbers, passwords or other personal information. In addition, our trade processing system compares our account database with the clearing firm's account information on a daily basis to detect any discrepancies.

          We rely on encryption and authentication technology, including public key cryptography technology licensed from other parties, to provide the security and authentication necessary to effect the secure exchange of information.

          Firewalls and other software limit not only system access to authorized users, but also the authorized users to specifically approved applications. This firewall software prevents unauthorized access to critical areas of our system such as account information.

          We have implemented policies relating to the transfer or withdrawal of funds by clients to prevent unauthorized withdrawals. Checks will be issued only in the account holder's name and wire transactions will be sent only to a bank account in the account holder's name.

Risk Management

          Our in-house risk management principal monitors and maintains firm and customer margin credit and securities concentrations and monitors our adherence to securities and lending regulations. This principal coordinates his efforts with our legal, compliance and operations personal.

         Compliance

          We maintain a comprehensive compliance program, which monitors and implements policies to ensure our adherence to securities laws, regulations and rules, rules imposed by the self-regulatory organizations, lending rules and other similar rules and regulations to which we are subject.

         Operations

          Our operations department plays a key role in the day-to-day function and control of our business. Its duties include ensuring that all checks have been properly deposited into customer accounts, that all disbursements have been distributed accurately and that all customer account applications are processed correctly.

Relationship with Firebrand

          Four of our six directors serve simultaneously as directors of Firebrand. Service as a director of both us and Firebrand could create conflicts of interest if these directors are faced with decisions that could have materially different implications for us and for Firebrand. If and when a conflict of interest arises, our directors intend to take all actions necessary to comply with their fiduciary duties to our stockholders under Delaware law. Our charter provides for the limitation of liability of our officers, directors and employees who serve in similar capacities for Firebrand in situations where there may be a breach of fiduciary duty caused by conflicts of interest between us and Firebrand.

          We formerly had an intercompany services agreement with Firebrand. This agreement was not negotiated on an arms-length basis, but we believe its terms were no less favorable to us than those that could have been obtained from an unaffiliated third party. The intercompany services agreement permitted us to obtain services as needed from Firebrand and its affiliates on a cost reimbursement basis. The services we received under the agreement include accounting and bookkeeping, financial planning and financial reporting, internal audit, legal, computer management, records management, payroll management, purchasing assistance, regulatory compliance, marketing, human resources management and compliance, tax reporting and tax filing, office services and office space. We terminated this agreement in March 2000, at which time we commenced providing these services ourselves.

Competition

          We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant portion of which have greater capital and other resources. Our competition includes traditional full service and discount brokerage firms, including Merrill Lynch & Co., Charles Schwab, TD Waterhouse Securities, Morgan Stanley Dean Witter & Co, Quick and Reilly and Prudential Securities. Additionally, we face competition from Internet-based firms such as Datek Securities Corp., Ameritrade and E*Trade, Inc. Other sources of competition, such as commercial banks, mutual funds, and insurance companies, have entered our market. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel and the quality, range and relative prices of services and products offered. While we do not provide the lowest commissions available, we compete on the basis of quality customer service and availability of objective, professional advice and service. Our trade commissions range from $50 for 100 shares to approximately $50 for 5,000 shares.

Government Regulation

     The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation by the SEC and various state agencies and self regulatory organizations, such as the NASD. Shochet Securities is registered as a broker-dealer with the SEC and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., known as NASDR, which has been designated by the SEC as the primary regulator of Shochet Securities. NASDR adopts rules that govern members of the NASD and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Shochet Securities is registered as a broker-dealer in 40 states and the District of Columbia.

     Broker-dealers are subject to regulations which cover all aspects of he securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

     Shochet Investment Advisor Corp. is registered as an independent advisor with the SEC and is subject to regulation as an investment advisor.

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

Net Capital Requirements

     The SEC, NASD and other self-regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule. As of January 31, 2001, Shochet Securities was required to maintain minimum net capital of $159,000. As of January 31, 2001, we had net capital of $327,000, which was $168,000 in excess of our requirement. This is described more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trademark

     We have registered the trademark "Shochet Online!" in the United States, which appears on our website. We have applied for trademark protection for the service mark "Your Financial Coach." We own no other trademarks, patents or registered copyrights.

Employees

     In April 2001, we had a total of 106 employees; 67 of which are registered representatives, 34 of which are support staff, and 5 of which are management personnel, who are also registered. We believe our relations with our employees are generally good and we have no collective bargaining agreement with any labor unions.



ITEM 2.  DESCRIPTION OF PROPERTIES

                                Approx.
                                 Sq.                                  Annual
Location                        Footage       Lease Exp.          Lease Payments

Hallandale (principal office).. .5,000        February 2006             $129,000
Boca Raton......................11,500        October 2004              $420,000
Miami Beach....................  3,000        April 2003                 $71,000
South Miami....................  3,155        November 2003              $76,000
Tamarac........................  2,516        June 2001                  $45,000
Delray Beach...................  2,400        November 2002              $36,000
Weston.........................  2,400        June 2006                  $61,000


     Our Boca Raton office contains 10,000 square feet of office space sublet by us from GKN Securities through a verbal month to month arrangement.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, our principals and we are, and may become a party to, legal or regulatory proceedings or arbitrations. No pending legal proceeding is expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

Dividends

     To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings for use in our business.

Market Information

     Our common stock began trading on the Nasdaq SmallCap Market System under the symbol "SHOC" on March 15, 2000. There was no trading market for our securities before our initial public offering. On May 14, 2001, the last sale price of our common stock was $1.10 per share.

     The following table sets forth high and low bid quotations for our common stock for the periods indicated. These quotations, as reported by Interactive Data, reflect prices between dealers, do not include retail mark-ups, mark-downs, commissions and may not necessarily represent actual transactions.


Period                                          High           Low

March 15, 2000 - April 30, 2000                $9.25          $2.50
May 1, 2000 - July 31, 2000                     3.00           1.81
August 1, 2000 - October 31, 2000               2.75           1.41
November 1, 2000 - January 31, 2001             2.00           1.38



     On May 15, 2001, there were approximately 14 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated results of operations and financial condition of Shochet Securities, Shochet Investment Adviser Corp., Shochet Mortgage Corp. and us should be read in conjunction with our consolidated financial statements included elsewhere in Item 7 of this document.

Business Environment

     Our primary business activity, full service discount brokerage and related financial services, is subject to general economic and market conditions and the volatility of trading markets. The twelve-month period ended January 31, 2001 was characterized by declining and volatile market conditions. Specifically, the decline occurred in both market indices and trading volume. Substantial fluctuations could occur in our revenues and profitability from period to period.

     Our focus is to continue to develop our physical presence and public perception as a premier Florida-based financial services firm.

Results of Operations

     Results of operations for any individual period should not be considered representative of future profitability. A substantial portion of our expenses is fixed and does not vary with market activity. Additionally, during this period, the firm has expended significant funds for promotion and advertising in building our public presence.

     Further, market conditions have forced us to take actions to reduce expenses. We have begun cutting certain of our costs through several means, including: reduction of managers' salaries, consolidation of branch offices, reduction of advertising expenses, reduction of payment of professional and consulting fees and reduction of our work force. In addition, we are taking steps to boost revenues through such means as increased ticket charges, recruitment of financial professionals and adjustments to our broker payout schedule.

         Year ended January 31, 2001 vs. year ended January 31, 2000

     Net loss for the year ended January 31, 2001 was $3,075,000, as compared to a net loss of $538,000 for the year ended January 31, 2000. As described above, management has initiated certain revenue enhancements and expense reduction measures in an effort to reduce or eliminate such losses in the future. Basic and diluted loss per share of common stock was $1.45 for fiscal year 2001, compared to a loss of $0.45 for fiscal 2000. Basic and diluted loss from continuing operations per common share was $1.45 for the year ended January 31, 2001, as compared to a loss of $0.18 per common share for fiscal 2000.

Revenues

     Total revenues increased by 1%, from $8,112,000 for fiscal 2000 to $8,200,000 for fiscal 2001. For the respective periods, commission income declined $1,053,000, or 14% from $7,268,000 to $6,215,000 as a result of declining overall market conditions. In addition, during fiscal 2001 the company initiated the marketing of insurance and annuity products resulting in gross revenues of $439,000 or 5.4% of total fiscal 2001 revenues.

     Interest revenues increased 27%, or $210,000, in fiscal 2001 as a result of interest earned on cash balances, consisting primarily of the proceeds of the company's March 2000 initial public offering.

     Other income increased 1,349%, from $69,000 in fiscal 2000 to $1,000,000 in fiscal 2001, an increase of $931,000. The increase was primarily due to the collection of inactive account fees and order flow income in 2001. In addition, Shochet Securities participated in the sale of the company's common stock in March 2000.

Expenses

     Total expenses for fiscal 2001 were $11,275,000, a 35% increase from $8,363,000 for fiscal 2000. The increase is attributable to increases in all expense categories, except for a trade volume induced 18% decrease in brokerage clearing and exchange fees from $1,238,000 to $1,020,000 for the respective periods. These expenses also decreased as a result of the recognition of $104,000 in deferred revenue related to the extension of our clearing agreement with Schroder. Compensation and benefits of $5,776,000 increased 28% in fiscal 2001 from $4,525,000 in fiscal 2000. Although commission expense is variable because commissions to brokers are paid as a percentage of commission revenues generated, the increase in fiscal 2001 is the result of salaried registered representatives and related benefits and, to a smaller extent, a higher overall payout percentage to sales personnel.

     Occupancy and equipment expense increased from $698,000 to $1,128,000, representing an increase of 62%, or $430,000, primarily due to increased office lease commitments and upgrading sales personnel computers to accommodate the industry transition to decimalization.

     Communications expenses increased from $639,000 to $961,000, representing an increase of 50%, or $322,000, primarily due to increased telecommunications expenses related to our expansion.

     Management fee expense decreased from $228,000 to $38,000, representing a decrease of 83% or $190,000. We eliminated payment of the management fee to Firebrand in March 2000.

     Business development expenses increased by 320% or $848,000 compared to the prior period expense of $265,000. This was due to increased advertising and promotional activities.

     Professional fees increased from $116,000 to $266,000, representing an increase of 129% or $150,000 primarily due to consulting services in connection with the transition of accounting, compliance and legal related expenses formerly provided by GKN Securities.

Income taxes

     For the year ended January 31, 2001, we did not recognize a tax benefit from our loss from operations due to the uncertainty as to the realizability of the net operating loss carryforward. This compares to a $40,000 tax expense in the prior year as a result of the gain from operations and a tax benefit of $327,000 generated by the loss from discontinued operations.

Weighted average common shares outstanding

     The average number of common shares  outstanding used in the computation of
basic  and  diluted  loss  per  common  share  was  2,114,000   and   1,200,000,
respectively for each of the fiscal periods presented.

Liquidity and Capital Resources

     Approximately 64% of our assets at January 31, 2001 were highly liquid, consisting primarily of cash and cash equivalents, our repurchase agreement and receivables from broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand and economic and market conditions.

     Our brokerage subsidiary, Shochet Securities, is subject to the SEC net capital rules, and as such is subject to restrictions on the use of capital and related liquidity. Shochet Securities' net capital position as of January 31, 2001, was $327,000, which was $168,000 in excess of its net capital requirements.

     In December 2000, we received a $1,250,000 payment pursuant to a letter of understanding to continue our relationship with our clearing firm Schroder for an additional two years, which has been recorded as deferred revenue. Shochet Securities will recognize such amount as a reduction of brokerage, clearing and exchange fees over the term of the agreement, or approximately $52,000 a month.

ITEM 7.      FINANCIAL STATEMENTS

         See our Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT

         Our directors executive officers and key employees are as follows:

NAME                                                      POSITION

Roger N. Gladstone.............  Chairman of the Board and Chief Executive
                                 Officer
David F. Greenberg.............  President, Chief Operating Officer and Director
Andrew W. Lockwood.............  Executive Vice President-Business Development
                                 and General Counsel
Arnold I. Roseman..............  Chief Financial Officer of Shochet Securities
Richard Y. Roberts.............  Director
James I. Krantz................  Director
John P. Margaritis.............  Director
John P. Reynolds...............  Director


     Roger N. Gladstone, 46 years old, has served as our chairman and chief executive officer since November 1999, and an executive officer and director of Shochet Securities since it became a subsidiary of Firebrand in November 1995. Mr. Gladstone has served as vice chairman of the board of Firebrand since June 1999 and as a director of that company since January 1987. From 1987 to June 1999, he served as president of Firebrand. He is also a member of the Young Presidents Organization and an honorary member of the board of directors of the Sid Jacobson Community Center in Roslyn, New York. Mr. Gladstone is a director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone received his B.A. from Stanford University, his M.B.A. from New York University and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University. Mr. Gladstone is a member in good standing of both the New York and Florida Bar Associations.

     David F. Greenberg, 53 years old, has served as our president, chief operating officer and director since November 1999, and as chief operating officer and director of Shochet Securities since it became a subsidiary of Firebrand in November 1995. He has served as president of Shochet Securities since June 1999. Mr. Greenberg was employed by GKN Securities from 1991 to July 1999, initially as director of Compliance then as branch manager of GKN Securities' New York office. In January 1996, he became senior vice president and director of Operations and Risk Management, in which capacity he served until January 2000. From 1985 to 1986, Mr. Greenberg served as president and chief executive officer of First New York Discount Corp., a broker-dealer, which he founded. From 1978 to 1985, Mr. Greenberg served in several capacities, including as director of Compliance and Branch Liaison Manager and General

Securities and Options Principal for US Clearing Corp. Mr. Greenberg also serves as a member of Securities Industry Association-Discount Brokerage Committee Year 2000.

     Andrew W. Lockwood, 32 years old, has served as executive vice president - business development and general counsel of Shochet Securities since April 2000. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. Since April 2000, Mr. Lockwood has served on the board of directors of Virtual Academics.com, Inc., a publicly traded Internet distance learning holding company (OTC-BB: VADC). From November 1999 to the present, Mr. Lockwood has served on the board of directors, and, until April 2000, as an executive officer, of Educational Trading Tools, Inc., a privately held financial software educational company, which he co-founded. From September 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate and securities department of Graubard Miller, a law firm located in New York, New York. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of both the New York and Florida Bar associations.

     Arnold I. Roseman, 53 years old, has served as chief financial officer of Shochet Securities since March 2000. From March 1999 to February 2000, Mr. Roseman served as Director of Compliance of First Colonial Securities Group, a broker-dealer located in Boca Raton, Florida. From February 1994 to October 1998, Mr. Roseman served as Compliance Director for Biltmore Securities, Inc. From 1983 to 1993, Mr. Roseman served as Senior Vice President and CFO of First Institutional Securities. In addition, from 1973 to 1976, Mr. Roseman was employed by the National Association of Securities Dealers as a senior examiner and performed special projects for Nasdaq in Washington DC. Mr. Roseman received his B.A.-Finance (cum laude) from Franklin Pierce College.

     Richard Y. Roberts, 49 years old, has served as our director since November 1999 and as a director of Firebrand since December 1997. Mr. Roberts became affiliated with Thelen Reid & Priest LLP in January 1997, as counsel, where he participates in its Business and Finance, Infrastructure and Government and Utility and Energy Practice Groups. From August 1995 to December 1996, Mr. Roberts served as General Counsel to Princeton Venture Research, Inc., a venture capital securities consulting firm. From October 1990 to July 1995, Mr. Roberts served as a Commissioner of the Securities and Exchange Commission. Prior to his tenure with the Securities and Exchange Commission, Mr. Roberts served as the administrative assistant and the legislative director for then-Congressman and later Senator Richard Shelby. Mr. Roberts is a member of the Legal Advisory Board of the NASD, the Advisory Board of Securities Regulation & Law Reports, the Editorial Board of the Municipal Finance Journal, and the National Board of Policy Advisors of the Institute of Law and Economic Policy. He is a graduate of Auburn University where he received his B.S. in Electrical Engineering. He received his J.D. from the University of Alabama School of Law and his Master of Laws from the George Washington University Law Center. Mr. Roberts is a member of the Alabama Bar and the District of Columbia Bar.

     James I. Krantz, 45 years old, has served as our director since November 1999 and as a director of Firebrand since September 1990. Since 1977, Mr. Krantz has served as a Property,

Casualty and Life Insurance Broker and has been engaged in real estate management and investment. From 1993 to September 1997, Mr. Krantz served as vice president, and since 1997, president and chief executive officer, of York International Agency, Inc., a full service insurance agency. Mr. Krantz received his B.A. from Syracuse University and holds a Chartered Property Casualty Underwriter designation.

     John P. Margaritis, 51 years old, has served as one of our directors since February 2000 and as a director of Firebrand since August 1996. He has served as president and chief executive officer of Firebrand since December 1999 and was elected chairman of Firebrand in December 2000. He is also a director of GKN Securities and Early Bird Capital Inc., subsidiaries of Firebrand. From September 1998 to December 1999, Mr. Margaritis served as president and chief executive officer of The Hawthorn Group New York, an international public relations firm. From June 1997 until September 1998, Mr. Margaritis served as chief executive officer of Margaritis & Associates, a public relations consulting firm. Mr. Margaritis was the president and chief executive officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations firm, from January 1994 through February 1997, and was the president and chief operating officer from January 1992 to January 1994. From July 1988 until January 1992, Mr. Margaritis was chairman and chief executive officer of Ogilvy & Mathers Public Relations. Mr. Margaritis is a director and member of the executive committee of the Arthur Ashe Institution for Urban Health and Research! America, a non-profit organization to promote government support of medical research, and a member of the President's Advisory Counsel for the Museum of Television and Radio. Mr. Margaritis is also a trustee of Washington and Jefferson College. Mr. Margaritis received his B.A. from Washington and Jefferson College and received his M.A. from the New School for Social Research.

     John P. Reynolds, 56 years old, has served as one of our directors since February 2000. Mr. Reynolds currently serves as senior manager of technology operations at Econotek Communications, LLC, a competitive local exchange carrier, which position he has held since April 1999. From December 1995 to April 1999. Mr. Reynolds owned an information technology consulting firm. From 1988 to November 1995, Mr. Reynolds served as director, of facilities and information technology and was limited partner of Mabon Nugent, a fixed income trading firm. From 1982 to October 1995, Mr. Reynolds served as senior national account manager in the brokerage-securities industry with AT&T. Mr. Reynolds has served as chairman of the Security Industry Association's Telecommunications and Information Management Committee and has served as a member of that organization and the Wall Street Telecommunications Committee since 1989. Mr. Reynolds received his B.B.A. from Manhattan College and has completed coursework at the Massachusetts Institute of Technology.

     Each director will hold office until the next meeting of stockholders or until his successor is duly appointed and qualified. Roger Gladstone is the brother-in-law of David M. Nussbaum, a director of Firebrand and director and executive officer of EarlyBirdCapital, a brother of Robert H. Gladstone, an executive officer and director of GKN Securities, and the brother-in-law of Andrew Lockwood, our executive vice president-business development and general counsel. Mr. Lockwood is also the brother-in-law of David M. Nussbaum.

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

Compliance with Section 16(a) of the Exchange Act

     We believe that all officers, directors and 10% beneficial shareholders have filed on a timely basis reports and forms required under Section 16(a) of the Exchange Act, except that Firebrand filed its initial report on Form 3 late.

ITEM 10.  EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The table below sets forth the aggregate compensation paid to Roger Gladstone (our chief executive officer) and all other executive officers that received compensation greater than $100,000 for the fiscal year ended January 31, 2001.

                                                      Securities     Other
                                                      Underlying    Annual
Name and Principal Position         Salary     Bonus   Options    Compensation

Roger Gladstone, chief
executive officer                   120,000      --     36,000        (1)
David Greenberg, president          150,000      --     36,000         --
Andrew Lockwood, executive vice
president - business development    120,000      --     36,000         --
Howard Landers, former
executive vice president -
online product development          120,000      --     36,000(2)      --



(1) Mr. Gladstone receives brokerage commissions through a dual registration arrangement with EarlyBirdCapital, another subsidiary of Firebrand, our parent company.
(2) Mr. Landers resigned effective March 2001 and options were cancelled pursuant to his employment agreement.

Employment Agreements

     We have entered into automatically renewing one-year employment agreements with each of Roger Gladstone, David Greenberg and Andrew Lockwood. The term of each of Mr. Gladstone's and Mr. Greenberg's agreement commenced on March 15, 2000 and the term of Mr. Lockwood's agreement commenced on April 11, 2000. Each employment agreement is subject to automatic renewals of one-year terms unless 30 days' prior written notice of termination is given by either party. Each agreement provides for the granting of options to purchase 36,000 shares of common stock at the per-share offering price of the initial public offering, or $9.00 per share. The options vest in equal annual installments over a three-year period commencing on the one-year anniversary date of the employment agreements. Each of Mr. Gladstone's and Mr. Lockwood's agreement provides for an annual base salary of $120,000. Mr. Greenberg's agreement provides for an annual base salary of $150,000. Each agreement provides for a bonus as may be awarded by our board of directors, in its discretion. Options expire 10 years from date of grant. Each of the agreements gives the executive the right to terminate his employment in the event of a change in control of our company, in which case the executive will be entitled to immediate vesting of his options and continued payment of his salary and benefits through the expiration of the then current term of his employment agreement. Mr. Gladstone and Mr. Lockwood will also be entitled to a minimum bonus of $120,000, and Mr. Greenberg will be entitled to a minimum bonus of $150,000, in the event of termination by them because of a change in control. Each of Mr. Gladstone's, Mr. Lockwood's and Mr. Greenberg's agreement also contains a prohibition on competing with us for one year after termination of employment for any reason. Mr. Gladstone's agreement provides that he devote substantially all of his business time to us; each of Mr. Greenberg's and Mr. Lockwood's agreement provides for full-time services. In addition, our employment agreement with Howard Landers, our executive vice president - online product development, terminated in March 2001 upon his resignation.

                        Option Grants in Last Fiscal Year

     The following table sets forth information concerning grants of stock options made during fiscal year ended January 31, 2001 to each of the named executive offices below.


Name             # of Securities % of Total Grant Exercise Price Expiration Date

Roger Gladstone     36,000             12             $9.00       March 15, 2010
David Greenberg     36,000             12             $9.00       March 15, 2010
Andrew Lockwood     36,000             12             $9.00       March 15, 2010
Howard Landers*     36,000             12             $9.00       March 15, 2010



*  As a result of Mr. Lander's resignation the options were cancelled.

               Aggregated Option Exercises in the Last Fiscal Year

     The following table sets forth information concerning unexercised stock options held by the named executive officers listed in the compensation table above as of January 31, 2001. No stock options were exercised by the named executive officers during the period ended January 31, 2001.



                 Number of Unexercised Options   Value of Unexercised in the
                  Held at January 31, 2001     Money Options at January 31, 2001
Name             Exercisable  Unexercisable    Exercisable     Unexercisable

Roger Gladstone    12,000         24,000           -0-              -0-
David Greenberg    12,000         24,000           -0-              -0-
Andrew Lockwood    12,000         24,000           -0-              -0-
Howard Landers*    12,000         24,000           -0-              -0-



* As a result of Mr. Lander's resignation the options were cancelled.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our common stock by all stockholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Each stockholder named has sole voting and investment power with respect to his or its shares. This table does not include options not exercisable within 60 days of the date of this report. As of the date of this report, there are 2,235,000 shares of common stock issued and outstanding.



NAME AND ADDRESS OR                 NUMBER OF SHARES
 IDENTITY OF GROUP                 BENEFICIALLY OWNED              PERCENTAGE

Firebrand Financial Group, Inc.       1,212,000                       54%
   One State Street Plaza
   New York, New York 10004
Roger N. Gladstone*                      75,000                       3.4%
   433 Plaza Real, Suite 245
   Boca Raton, Florida 33434
David F. Greenberg         *             22,000                    Less than 1%
   2351 East Hallandale Beach Blvd.
   Hallandale, Florida 33998
Andrew W. Lockwood*                      22,000                    Less than 1%
   433 Plaza Real, Suite 245
   Boca Raton, FL  33432
Richard Y. Roberts                       10,000                    Less than 1%
   Thelen Reid & Priest LLP
   701 Pennsylvania Avenue, N.W.
   Washington, DC 20004-2608
James I. Krantz                          10,000                    Less than 1%
   One Executive Boulevard
   Yonkers, New York 10701
John P. Margaritis                       -0-                          -0-
   One State Street Plaza
   New York New York 10004
John P. Reynolds                         10,000                    Less than 1%
   352 Seventh Avenue
   New York New York 10001
All officers and directors as a group   149,000                       6.7%
(7 persons)



     The beneficial ownership of Roger Gladstone, our chief executive officer, includes 63,000 shares of common stock purchased on the open market and options to purchase 12,000 shares of common stock.

     The beneficial ownership of David Greenberg, our president and chief operating officer, includes 10,000 shares of common stock purchased on the open market and options to purchase 12,000 shares of common stock.

     The beneficial ownership of Andrew Lockwood, our executive vice president - business development and general counsel includes 10,000 shares of common stock purchased on the open market and options to purchase 12,000 shares of common stock.

     The beneficial ownership of each of our outside directors, Richard Roberts, James Krantz and John Reynolds includes options to purchase 10,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We, Shochet Securities, Firebrand and affiliates of Firebrand engage in a variety of transactions between and among each other in the ordinary course of our businesses. We have not retained an independent third party to evaluate transactions with Firebrand and its affiliates and, to date, there has been no independent committee of the board of directors to evaluate these transactions. The terms and conditions of these transactions, including fees or other amounts paid by us connection with these transactions, were agreed upon by all parties. We believe that the terms of each affiliated transaction were no less favorable then those that could have been obtained on an arms-length basis from an unaffiliated party.

     All material transactions with any of our officers, directors or 5% stockholders are made or entered into on terms no less favorable to any party than those that can be obtained from unaffiliated third parties. Any affiliated transactions must be approved by our independent directors, who do not have an interest in the transaction and who have access, at our expense, to their own legal counsel

     In 1996, in connection with the purchase of Shochet Securities by Firebrand, Shochet Securities entered into a subordinated loan agreement for $1,000,000 with Firebrand. The loan bears an annual interest rate of 12% and total interest expense was $30,000 for the fiscal year ended January 31, 2001 and $120,000 for the year ended January 31, 2000. We used a portion of the proceeds of our initial public offering to repay this loan in full in March 2000.

     In August 1999, Firebrand loaned $500,000 to Shochet Securities in the form of a subordinated note. The note bears an annual interest rate of eight percent and its term is for two years, expiring August 31, 2001. In February 2000, Firebrand loaned $1,500,000 to Shochet Holding in the form of a demand promissory note bearing an interest rate of 8% per annum. Shochet Holding, in turn, contributed $500,000 as additional paid-in capital to Shochet Securities. In March 2000, Shochet Holding lent the remaining $1,000,000 to Shochet
Securities as a temporary subordinated loan, as defined by the NASD. Both of these transactions were effected in order to support the net capital position of Shochet Securities in its role as an underwriter of the initial public offering of Shochet Holding. Shochet Securities repaid Shochet Holding $1,000,000 and Shochet Holding repaid Firebrand $1,500,000 before the end of the year.

     We formerly had an intercompany services agreement with Firebrand under which Firebrand and one of its subsidiaries provided us with services on an as-needed basis on a cost reimbursement basis. These services included: accounting and bookkeeping; financial planning; financial reporting; internal audit; legal; computer management; records management; payroll management; purchasing assistance; regulatory compliance; marketing; human resources management and compliance; tax reporting and filing; office services and use of office space. Aggregate payments for the year ended January 31, 2001 were approximately $38,000. As noted earlier this agreement terminated in March 2000.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

   (a) Exhibit No.Description

        1.1       --      Form of Underwriting Agreement*
        2.1       --      Certificate of Incorporation of Shochet Holding Corp.*
        3.2       --      Certificate of Amendment of Shochet Holding Corp.*
        3.2(a)    --      Certificate of Amendment of Shochet Holding Corp.*
        3.3       --      Bylaws of Shochet Holding Corp.*
        3.4       --      Amendment No. 1 to Bylaws of Shochet Holding Corp.*
      10.1        --      1999 Performance Equity Plan*
      10.2        --      Employment Agreement between Shochet Holding Corp.
                          and Roger Gladstone*
      10.3        --      Employment Agreement between Shochet Holding Corp. and
                          David Greenberg*
      10.5        --      Intercompany Services Agreement between Firebrand
                          Financial Group, Inc. and Shochet Holding Corp.*
      10.6        --      Clearing Agreement between Shochet Securities, Inc.
                          and Schroder & Co, Inc.*
      10.7        --      Form of Option Agreement*
      10.8        --      Employment Agreement between Shochet Holding Corp. and
                          Andrew Lockwood**
      21.1        --      Subsidiaries of Shochet Holding Corp.

(b) List and Reports on Form 8-K

         None

-----------------------

          *Incorporated by reference to our Registration Statement filed on Form SB-2, registration number 333-92307.
          **Incorporated by reference to our Annual Report for the fiscal year ended January 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Shochet Holding Corp.

                                                     /s/ Roger N. Gladstone
                                                     Roger N. Gladstone
                                                     Chairman of the Board and
                                                     Chief Executive Officer
                                                     (Principal Executive
                                                     Officer)

                                                     Date:     May 16, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2001.

/s/ Roger N. Gladstone                               Chairman of the Board and
Roger N. Gladstone                                   Chief Executive Officer
                                                     (Principal Executive
                                                     Officer)

/s/ David F. Greenberg                               President, Director, Chief
David F. Greenberg                                   Operating Officer and
                                                     Principal Accounting
                                                     Officer

/s/ Richard Y. Roberts                               Director
Richard Y. Roberts

/s/ James I. Krantz                                  Director
James I. Krantz

/s/ John P. Margaritis                               Director
John P. Margaritis

/s/ John P. Reynolds                                 Director
John P. Reynolds

                    SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                            Page

Independent Auditors' Report..............................................   F-2

Consolidated Statements of Financial Condition
  as of January 31, 2001 and  2000........................................   F-3

Consolidated Statements of Operations for the
  years ended January 31, 2001, 2000 and 1999.............................   F-4

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended January 31, 2001,
    2000 and 1999.........................................................   F-5

Consolidated Statements of Cash Flows for the years
 ended January 31, 2001, 2000 and 1999....................................   F-6

Notes to Consolidated Financial Statements................................   F-7

                          Independent Auditors' Report


The Board of Directors of Shochet Holding Corp.:


We have audited the accompanying consolidated statements of financial condition of Shochet Holding Corp. and subsidiaries (the "Company") as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/KPMG

May 14, 2001

                                          SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                        Consolidated Statements of Financial Condition
                                                 January 31, 2001 and 2000
     Assets                                                                                2001              2000
                                                                                      ---------------   ---------------
Cash and cash equivalents                                                           $      1,894,000           574,000
Securities purchased under agreement to resell                                             3,043,000              --
Receivable from brokers and dealers                                                        1,119,000           407,000
Securities owned, at market value                                                            164,000           190,000
Notes receivable from officers and employees, net                                            339,000              --
Property and equipment, net                                                                  855,000           798,000
Goodwill, net                                                                              1,489,000         1,563,000
Deferred IPO costs, net                                                                         --             301,000
Other assets                                                                                 566,000           742,000
                                                                                      ---------------   ---------------
                  Total assets                                                      $      9,469,000         4,575,000
                                                                                      ===============   ===============
                       Liabilities and Stockholders' Equity
Liabilities:
    Securities sold, not yet purchased, at market value                             $           --              39,000
    Commissions payable                                                                      337,000           240,000
    Payable to FFGI and subsidiaries                                                         477,000           673,000
    Notes payable                                                                            274,000              --
    Accounts payable and accrued expenses                                                    454,000           405,000
    Deferred revenue                                                                       1,146,000              --
                                                                                      ---------------   ---------------
                                                                                           2,688,000         1,357,000
    Liability subordinated to the claims of general creditors                                500,000         1,500,000
                                                                                      ---------------   ---------------
                  Total liabilities                                                        3,188,000         2,857,000
                                                                                      ---------------   ---------------
Stockholders' equity:
    Preferred stock, $0.0001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                             --                --
    Common stock, $0.0001 par value; 15,000,000 shares
       authorized; 2,245,000 and 1,200,000 shares issued at 2001 and 2000, respectively; and 2,215,000 and 1,200,000 shares outstanding
       at 2001 and 2000, respectively                                                           --                --
    Treasury stock, at cost, 30,000 shares                                                  (122,000)             --
    Loans to officers and employees                                                         (166,000)             --
    Additional paid-in capital                                                            10,196,000         2,270,000
    Accumulated deficit                                                                   (3,627,000)         (552,000)
                                                                                      ---------------   ---------------
                  Total stockholders' equity                                               6,281,000         1,718,000
                                                                                      ---------------   ---------------
                  Total liabilities and stockholders' equity                        $      9,469,000         4,575,000
                                                                                      ===============   ===============
                               See accompanying notes to consolidated financial statements.
                                                          F-3

                                          SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                   For the years ended January 31, 2001, 2000 and 1999

                                                                        2001              2000              1999
                                                                    ----------------  ----------------  ----------------
Revenue:
    Commissions                                                   $       6,215,000         7,268,000         7,127,000
    Interest                                                                985,000           775,000           601,000
    Other                                                                 1,000,000            69,000            25,000
                                                                    ----------------  ----------------  ----------------
                   Total revenue                                          8,200,000         8,112,000         7,753,000
Expenses:
    Compensation and benefits                                             5,776,000         4,525,000         4,224,000
    Brokerage, clearing and exchange fees                                 1,020,000         1,238,000         1,129,000
    Occupancy and equipment                                               1,128,000           698,000           716,000
    Communications                                                          961,000           639,000           660,000
    Management fee                                                           38,000           228,000           228,000
    Business development                                                  1,113,000           265,000           107,000
    Professional fees                                                       266,000           116,000            95,000
    Other                                                                   973,000           654,000           494,000
                                                                    ----------------  ----------------  ----------------
                   Total expenses                                        11,275,000         8,363,000         7,653,000

Income (loss) before income taxes                                        (3,075,000)         (251,000)          100,000
Income tax benefit (provision)                                                 --              40,000           (25,000)
                                                                    ----------------  ----------------  ----------------
Net (loss) income from continuing operations                             (3,075,000)         (211,000)           75,000

Discontinued operations:
    Loss from operations of the discontinued
       On-site Day Trading segment, net of
       income tax benefit of $-0-, $169,000,
       and $132,000, respectively                                              --            (327,000)         (402,000)
                                                                    ----------------  ----------------  ----------------
                   Net loss                                       $      (3,075,000)         (538,000)         (327,000)
                                                                    ================  ================  ================
Per common share:
Weighted average common shares
    outstanding-basic and diluted                                         2,114,000         1,200,000         1,200,000
                                                                    ================  ================  ================
Basic and diluted net loss per share
    continuing operations                                         $           (1.45)            (0.18)             0.06
                                                                    ================  ================  ================
Loss from discontinued operations                                 $            --               (0.27)            (0.33)
                                                                    ================  ================  ================
Net loss                                                          $           (1.45)            (0.45)            (0.27)
                                                                    ================  ================  ================

                               See accompanying notes to consolidated financial statements.
                                                          F-4

                                             SHOCHET HOLDING CORP. AND SUBSIDIARIES
                              Consolidated Statements of Changes in Stockholders' Equity
                                   For the years ended January 31, 2001, 2000 and 1999

                                         Common Stock                         Loans to      Additional                    Total
                                  --------------------------    Treasury    officers and     paid-in     Accumulated   stockholders'
                                      Shares        Amount       stock       employees      capital       deficit        equity
                                  --------------  ----------  ------------  ------------  -------------  ------------  -------------
Balance at January 31, 1998           1,200,000   $      --           --             --      1,640,000       313,000      1,953,000
    Capital contributions                  --            --           --             --        630,000            --        630,000
    Net loss                               --            --           --             --             --      (327,000)      (327,000)
                                  --------------  ----------  ------------  ------------  -------------  ------------  -------------
Balance at January 31, 1999           1,200,000   $      --           --             --      2,270,000       (14,000)     2,256,000
    Net loss                               --            --           --             --             --      (538,000)      (538,000)
                                  --------------  ----------  ------------  ------------  -------------  ------------  -------------
Balance at January 31, 2000           1,200,000          --           --             --      2,270,000      (552,000)     1,718,000
    Net proceeds from sale of
       common stock                   1,045,000          --           --             --      7,926,000            --      7,926,000
    Purchase of treasury stock             --            --      (122,000)           --             --            --       (122,000)
    Loans to officers and
       employees for the purchase
       of common stock                     --            --           --       (166,000)            --            --       (166,000)
    Net loss                               --            --           --             --             --    (3,075,000)    (3,075,000)
                                  --------------  ----------  ------------  ------------  -------------  ------------  -------------
Balance at January 31, 2001           2,245,000   $      --      (122,000)     (166,000)    10,196,000    (3,627,000)     6,281,000
                                  ==============  ==========  ============  ============  =============  ============  =============

See accompanying notes to consolidated financial statements.
                                                                F-5

                                       SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                For the years ended January 31, 2001, 2000 and 1999

                                                                              2001            2000           1999
                                                                         ---------------  -------------- --------------
Operating activities:
    Net loss                                                           $     (3,075,000)       (538,000)      (327,000)
    Adjustments to reconcile net loss:
       Depreciation and amortization                                            265,000         202,000        212,000
       Deferred taxes                                                              --              --            2,000
Decrease (increase) in operating assets:
    Securities purchased under agreement to resell                           (3,043,000)           --             --
    Receivable from brokers and dealers                                        (712,000)       (109,000)      (298,000)
    Securities owned, at market value                                            26,000         (71,000)        78,000
    Notes receivable from officers and employees                               (339,000)           --             --
    Deferred IPO costs, net                                                     301,000        (301,000)          --
    Other assets                                                                176,000        (355,000)       (94,000)
Increase (decrease) in operating liabilities:
    Securities sold, not yet purchased, at market value                         (39,000)         35,000          4,000
    Commissions payable                                                          97,000         (36,000)       116,000
    Payable to officers and employees                                              --              --          (40,000)
    Payable to FFGI and subsidiaries                                           (196,000)        596,000         47,000
    Accounts payable and accrued expenses                                        49,000          63,000         63,000
    Deferred revenue                                                          1,146,000            --             --
                                                                         ---------------  -------------- --------------
                  Net cash used in operating activities                      (5,344,000)       (514,000)      (237,000)
                                                                         ---------------  -------------- --------------
Investing activities:
    Purchases of property and equipment                                        (248,000)       (280,000)      (414,000)
    Goodwill resulting from acquisition                                            --              --         (158,000)
                                                                         ---------------  -------------- --------------
                  Net cash used in investing activities                        (248,000)       (280,000)      (572,000)
                                                                         ---------------  -------------- --------------
Financing activities:
    Proceeds from loan                                                        1,500,000            --             --
    Repayment of loan                                                        (1,500,000)           --             --
    Proceeds from issuance of notes payable                                     292,000            --             --
    Payments on notes payable                                                   (18,000)           --             --
    (Payments) proceeds from subordinated loan                               (1,000,000)        500,000           --
    Proceeds from sale of common stock                                        7,926,000            --          630,000
    Purchase of treasury stock                                                 (122,000)           --             --
    Loans to officers and employees                                            (166,000)           --             --
                                                                         ---------------  -------------- --------------
                  Net cash provided by financing activities                   6,912,000         500,000        630,000
                                                                         ---------------  -------------- --------------
                  Net (decrease) increase in cash and cash
                     and cash equivalents                                     1,320,000        (294,000)      (179,000)
Cash and cash equivalents at beginning of period                                574,000         868,000      1,047,000
                                                                         ---------------  -------------- --------------
Cash and cash equivalents at end of period                             $      1,894,000         574,000        868,000
                                                                         ===============  ============== ==============
Cash paid for:
    Interest                                                           $          1,000         167,000        100,000
                                                                         ===============  ============== ==============
    Income taxes                                                       $          5,000            --             --
                                                                         ===============  ============== ==============
Supplemental disclosure of noncash
    operating activities:

      Amortization of notes receivable from officers
        and employees                                                  $        18,000             --             --
                                                                         ===============  ============== ==============

See accompanying notes to consolidated financial statements.
                                                          F-6

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999





(1)    Organization

       The consolidated financial statements include the activities of Shochet Holding Corp. and its subsidiaries (the "Company"). The Company, a majority owned subsidiary of Firebrand Financial Group, Inc. ("FFGI"), formerly known as Research Partners International, Inc., is primarily engaged in providing discount securities brokerage and trading services to individuals through the Company's wholly owned subsidiary, Shochet Securities, Inc. ("Shochet Securities"), a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and a member firm of the National Association of Securities Dealers, Inc. (the "NASD").

       On November 31, 1999, in a corporate reorganization, the Company acquired all of the outstanding common stock of Shochet Securities from FFGI in exchange for 1,200,000 shares of the Company's common stock. The acquisition was accounted for in a manner similar to a pooling of interests since both the Company and Shochet Securities were under common control. Accordingly, the financial statements of the Company include the combined financial condition, results of operations and cash flows of the Company and Shochet Securities. The financial statements also include Shochet Investment Adviser Corp. and Shochet Mortgage Corp., the Company's other wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
       Where appropriate, prior year amounts have been reclassified to conform to the current presentation.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)    Accumulated Deficit

       Net losses for the year ended January 31, 2001, 2000 and 1999 were $3,075,000, $538,000 and $327,000, respectively. Management has initiated certain revenue enhancement and expense reduction measures in an effort to reduce or eliminate such losses in the future. There can be no assurance that such measures will be successful.


(3)    Summary of Significant Accounting Policies

       (a)    Cash and Cash Equivalents

              Cash equivalents are highly liquid securities with maturities of three months or less when purchased.

       (b)    Fair Value of Financial Instruments

              Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts which approximate current fair value due to their short-term nature.

       (c)    Receivable From Brokers and Dealers

              Receivable from brokers and dealers consists primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.



                                      F-7                            (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999



       (d)    Securities Transactions

              Securities transactions and the related revenue and expenses, including commission revenue and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Unrealized gains and losses are included in other revenue.

       (e)    Property and Equipment

              Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

                   Furniture, fixtures and equipment               7 years
                   Computer equipment and purchased software       5 years

              Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter.

       (f)    Goodwill

              Goodwill represents the excess of the purchase price paid by FFGI over the Company's net assets at the November 30, 1995 purchase date and the excess purchase price paid by the Company for the business of Litwin Securities, Inc. on May 4, 1998. Goodwill is being amortized over 25 years on a straight-line basis.

              The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (g)    Stock-Based Compensation

              The Company uses the intrinsic value method to account for stock-based employee compensation. Under this method, compensation cost is recognized for stock option awards only if the quoted market price is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), based on the fair value-based method are presented in note 12.


                                      F-8                            (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999



       (h)    Income Taxes

              Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be recovered or settled. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

       (i)    Accounting for Derivatives Instruments and Hedging Activities

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which became effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 as of February 1, 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or liquidity.

(4)    Property and Equipment

       Property and equipment consists of the following:

                                                                   January 31,        January 31,
                                                                      2001               2000
                                                               ----------------    -----------------
Leasehold improvements                                     $         550,000              536,000
Furniture and fixtures                                               178,000              178,000
Equipment and purchased software                                     623,000              396,000
                                                               ----------------    -----------------
                                                                   1,351,000            1,110,000
Less: accumulated depreciation and amortization                      496,000              312,000
                                                               ----------------    -----------------

           Property and equipment, net                     $         855,000              798,000
                                                               ================    =================

(5)    Notes Receivable From Officers and Employees

       Included in notes receivable from officers and employees is $339,000 which represents advances to certain of the Company's brokers. These amounts will be forgiven if certain production thresholds are met or if the broker is still employed by the Company at the end of a two year or three-year period. The Company is amortizing these advances on a straight-line basis over the term of the respective employment agreement.



                                      F-9                            (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999

(6)    Notes Payable

       During October 2000, the Company entered into a loan agreement with a bank. The amount outstanding of $137,000 as of January 31, 2000 is secured by equipment, bears interest at 11.75 percent per annum and requires monthly interest and principal payments through October 2005.

       During December 2000, the Company entered into a promissory note agreement with a former shareholder. As of January 31, 2001, the amount outstanding under the note was $137,000. The note requires monthly principal payments of $6,000 until December 20, 2002.


(7)    Deferred Revenue

       Deferred revenue is comprised of an advance of $1,250,000 from the Company's clearing organization. Under the terms of the clearing agreement, effective as of November 30, 2000, the Company must exclusively use the Bank of New York Clearing Services LLC for two years after execution of the agreement. As per the aforementioned agreement, the Company would have to return the $1,250,000 if they were to use another clearing firm for its transactions. Since the Company expects to comply with the terms of the agreement, the amount received is being amortized into income, over its two year term. During 2001, $104,000 has been recognized in operations as a reduction of brokerage, clearing and exchange fees.


(8)    Related-Party Transactions

       Included in treasury stock are 20,000 shares of the Company's common stock with a fair value of $33,000 held by Shochet Securities at January 31, 2001.

       During December 2000, Shochet Securities entered into note agreements with several officers and employees amounting to $166,000 to be used for the purchase of the Company's common stock. These advances are classified as loans to officers and employees and are reflected as a reduction of capital. The notes bear interest at 6 percent per annum and are due during December 2002.

       In connection with the purchase of the Company by FFGI, the Company entered into a subordinated loan agreement, which qualifies for net capital purposes, for $1,000,000 with FFGI. The rate of interest on the $1,000,000 loan was 12 percent. This balance was paid in full as of May 25, 2000. During the year ended January 31, 2000 an additional loan was issued by FFGI in the amount of $500,000. The rate of interest on this $500,000 loan is 8 percent. The total interest expense included in other expenses was $71,000, $154,000 and $137,000 for the years ended January 31, 2001, 2000 and 1999, respectively.


                                      F-10                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999



       The Company paid a management fee of $38,000, $228,000 and $228,000 to GKN Securities Corp. ("GKN Securities"), a wholly owned subsidiary of FFGI for the years ended January 31, 2001, 2000 and 1999, respectively. Of these amounts $30,000 and $55,000 was paid to GKN Securities Corp. by the discontinued on-site day trading segment for the years ended January 31, 2000 and 1999, respectively.

       Professional fees includes fees for research services provided totaling $20,000 and $24,000 for the years ended January 31, 2000 and 1999, respectively, and were paid by the Company to Southeast Research Partners, Inc., formerly a wholly owned subsidiary of Research Partners International, Inc.

       The Company leases office space in Boca Raton on a month to month basis, based on a verbal agreement, from GKN Securities. Lease payments made to GKN Securities amounted to $28,000 for fiscal year ended 2001.


(9)    Commitments and Contingencies

       The Company leases office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 2001, future minimum rental commitments under such leases were as follows:

                                 2002               $             434,000
                                 2003                             409,000
                                 2004                             309,000
                                 2005                             200,000
                                 2006                             132,000
                                 Thereafter                        11,000
                                                          ----------------
                                                    $           1,495,000
                                                          ================

       Total rent expense was $434,000, $419,000 and $434,000 for the years ended January 31, 2001, 2000 and 1999, respectively.


(10)    Income Taxes

       The (benefit) provision for income taxes relating to continuing operations is as follows:

                                        January 31,          January 31,          January 31,
                                           2001                2000                  1999
                                      ---------------     ----------------      ---------------
      Current:
       Federal                        $           --               40,000              (21,000)
       State and local                            --                   --               (4,000)
                                      ---------------     ----------------      ---------------
                                                  --               40,000              (25,000)
      Deferred:
       Federal                                    --                   --                   --
       State and local                            --                   --                   --
                                      ---------------     ----------------      ---------------
                                                  --                   --                   --
                                      $           --               40,000              (25,000)
                                      ===============     ================      ===============

                                      F-11                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999

       Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

       Net deferred taxes at January 31, 2001 and 2000 are comprised as follows:

                                                                          January 31,           January 31,
                                                                             2001                  2000
                                                                        ----------------      ----------------
         Gross deferred tax asset:
              Net operating loss carryforward                      $            689,000                    --
              Unearned income                                                   431,000                    --
              Depreciation and amortization                                      47,000                25,000
              Deferred rent                                                      10,000                12,000
              Other                                                               8,000                    --
                                                                        ----------------      ----------------

                    Total gross deferred tax asset                            1,185,000                37,000

                    Less: valuation allowance                                (1,177,000)              (31,000)
                                                                        ----------------      ----------------

                    Net deferred tax asset                                        8,000                 6,000
                                                                        ----------------      ----------------

         Gross deferred tax liability:
              Amortization                                                           --                (6,000)
              Bonus and other                                                    (8,000)                   --
                                                                        ----------------      ----------------

                    Net deferred taxes                             $                 --                    --
                                                                        ================      ================

       Management believes that the valuation allowance is adequate as timing differences will reverse in the carryforward period. The valuation allowance at January 31, 2001 was $1,177,000. The valuation allowance increased by $1,146,000 for the year due to the uncertainty as to the realizability of the deferred tax asset.

       At January 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,618,000, which is available to offset future taxable income, if any, through the year 2021.

       The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                                    January 31,         January 31,        January 31,
                                                        2001               2000               1999
                                                 -----------------   ----------------  ------------------
        Statutory tax rate                             34.0%               34.0%             34.0%
        Other - permanent differences                 (34.0)              (18.0)             (9.4)
                                                 -----------------   ----------------  ------------------
        Effective tax rate                               --                16.0%             24.6%
                                                 =================   ================  ==================

                                      F-12                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999



(11)   Employee Benefits

       The Company participates in a defined contribution plan (the "Defined Plan") sponsored by FFGI. The Defined Plan covers substantially all of the Company's employees meeting certain eligibility requirements. The Company makes discretionary matching contributions to the Defined Plan annually, which amounted to $30,000, $30,000 and $29,000 for the years ended January 31, 2001, 2000 and 1999, respectively.


(12)   Stock Compensation Plans

       FFGI Compensation Plans

       (a)    Employee Incentive Plan

              The Company participates in FFGI's 1991 Employee Incentive Plan (the "FFGI Plan"), which provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of FFGI and its subsidiaries. FFGI may grant options for up to five million shares of common stock under the FFGI Plan. The options may qualify as incentive stock options under Section 433 of the Internal Revenue Code of 1986 (the "Code"), as amended. The exercise price of each option granted under the FFGI Plan is determined by FFGI's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of FFGI's stock on the date of grant. The exercise price of nonqualified options must be at least equal to 65 percent of the fair market value of FFGI's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and nonqualified options have maximum terms of 13 years.

              At January 31, 2001, there were 369,000 stock options outstanding to employees of the Company. Each option has a maximum contractual life of 10 years from the date of grant. Each options has an exercise price significantly above the market value of the underlying stock at January 31, 2001.

       (b)    Stock Award Plan

              The Company participates in FFGI's 1996 Incentive Compensation Plan, which provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of FFGI's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares which may be awarded under the plan is one million. As of January 31, 2001, less than 1,000 shares had been awarded to employees of the Company. The Company recognized no compensation expense for stock awards under this plan.


                                      F-13                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999



       Compensation Plan

       (a)    Stock Option Plan

              The Company adopted a Performance Equity Plan (the "Plan"), which provides for the issuance of stock, stock options, appreciation rights, stock reload options and other stock-based awards to officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to 350,000 shares of common stock. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended. Under the code, the exercise price of each option granted under the Plan is determined by the Company's board of directors at the time of grant. The exercise price for incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants.

              At January 31, 2001, there were 234,000 stock options outstanding. Each option has a maximum contractual life of 10 years from the date of grant. All options commence vesting on the one-year anniversary date of grant and vest in three annual, equal installments. Each options has an exercise price above the market value of the underlying stock at January 31, 2001.

              The Company has adopted the disclosure-only provisions of SFAS
              123. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for stock option awards under the Plan consistent with the method of SFAS 123, the Company would have recorded an additional compensation expense for the year ended January 31, 2001 of $308,000.

       (b)    Non-employee Stock Compensation

              During the year ended January 31, 2001, the Company granted 50,000 stock options to the Company's spokesman. The fair value of the options, was estimated to be $87,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent, expected volatility of 169 percent, risk-free interest rate of 6.42 percent, and expected life of five years. The Company will record the fair value of these options as an expense on October 24, 2001, the vesting date.



(13)   Earnings Per Common Shares

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


                                      F-14                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999


       appropriate, restated to conform to the SFAS 128 requirements. The following table sets forth the computation of basic and diluted EPS:

                                                             January 31,         January 31,        January 31,
                                                                 2001               2000                1999
                                                            ---------------    ----------------    ---------------
       Numerator for basic and diluted EPS:
            Income (loss) from continuing
              operations                                $       (3,075,000)           (211,000)            75,000
            Loss from discontinued operations                           --            (327,000)          (402,000)
                                                            ---------------    ----------------    ---------------

            Net loss                                    $       (3,075,000)           (538,000)          (327,000)
                                                            ===============    ================    ===============

       Denominator for basic EPS                                 2,114,000           1,200,000          1,200,000
                                                            ===============    ================    ===============


       Denominator for diluted EPS                               2,114,000           1,200,000          1,200,000
                                                            ===============    ================    ===============

       Basic ESP from:
            Income from continuing operations           $            (1.45)               0.18                0.06
                                                            ---------------    ----------------    ----------------

            Loss from discontinued operations           $               --               (0.27)              (0.33)
                                                            ===============    ================    ================

            Net loss                                    $            (1.45)              (0.45)              (0.27)
                                                            ===============    ================    ================

       Diluted EPS from:
            Income from continuing operations           $            (1.45)               0.18                0.06
                                                            ===============    ================    ================

            Loss from discontinued operations           $               --               (0.27)              (0.33)
                                                            ===============    ================    ================

            Net loss                                    $            (1.45)              (0.45)              (0.27)
                                                            ===============    ================    ================

(14)   Concentration of Credit Risk and Off-Balance Sheet Risk

       In the normal course of business, the Company's broker-dealer subsidiary executes securities transactions on behalf of customers through a clearing broker. The execution of these transactions includes the purchase and sale of securities, including the sale of securities not currently owned. The Company is required to reimburse it's clearing broker for amounts due from its customers to the clearing broker, including unsecured debits resulting from the excess of customers' margin loans in excess of the market value of their securities owned, which are not paid in a timely manner. These activities expose the Company to off-balance sheet risk in the event that customers fail to fulfill their contractual obligations and margin requirements are not sufficient to fully cover losses. Should a customer fail to deliver cash or securities as agreed, the Company may be required to pay its clearing broker for its customers obligations. The Company limits its risk by requiring customers to maintain margin collateral that is in compliance with regulatory and internal guidelines and by performing credit reviews when establishing customer relationships.


                                      F-15                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999

(15)   Net Capital Requirements

       Shochet Securities, the Company's wholly-owned subsidiary, is a registered broker-dealer with the SEC and a member firm of the NASD and, as such, is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital. Shochet Securities computes net capital using the aggregate indebtedness method, permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At January 31, 2001, Shochet Securities had net capital of $327,000, which was $168,000 in excess of its net capital requirement of $159,000. Shochet Securities' ratio of aggregate indebtedness to net capital was 7.29 to 1.


(16)   Discontinued Operations

       On July 31, 1999 (measurement date), the Company discontinued the operations of the On-site Day Trading division. Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," losses from this segment, net of tax effect, have been separate disclosed on the financial statements. Losses from this division are as follow:

                                               January 31,         January 31,
                                                  2000                1999
                                            ----------------    ----------------

  Loss from discontinued operations      $         (496,000)           (534,000)
   Income tax benefit                               169,000             132,000
                                            ----------------    ----------------

  Net loss from discontinued operations  $         (327,000)           (402,000)
                                            ================    ================


(17)   Litigation

       In August 1999 Shochet Securities was found jointly and severally liable with respect to an arbitration claim by a former customer against Shochet Securities, a current employee and a former employee regarding unauthorized execution of transactions in the former customer's account and improper disbursements from the account during the period from June 1995 through November 1996. The former customer was awarded approximately $211,000 in compensatory and punitive damages, interest and costs. In November 1999, Shochet Securities agreed to pay $200,000 to settle the former customer's claim for attorney's fees. FFGI paid an aggregate of $411,000 on behalf of Shochet Securities.


                                      F-16                           (Continued)

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999

       Shochet Securities is also involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on either the consolidated or Shochet Securities' financial position or results of operations.