Form 10QSB
period 2001-04-30
SHOCHET HOLDING CORP
filed 2001-06-26
CIK 1100202

FORM 10-QSB

                United States Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       April 30, 2001
Commission file number:             1-15733



                              SHOCHET HOLDING CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                              59-2651232
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)




                            433 Plaza Real, Suite 245
                            Boca Raton, Florida 33432
               (Address of principal executive offices) (Zip code)

                                 (561) 362-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     x         No
                                          -------          --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of May 1, 2001, 2,245,000 shares of common stock, $.0001 par value per share.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED APRIL 30, 2001
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Statements of Financial Condition (Unaudited)
        As of April 30, 2001 and January 31, 2001.............................3
      Consolidated Statements of
        Operations (Unaudited) For the Three Months Ended
        April 30, 2001 and 2000...............................................4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended April 30, 2001 and 2000....................5

      Notes to Consolidated Financial Statements (Unaudited)............... 6-7

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................7-10


PART II - OTHER INFORMATION

      Signatures.............................................................10

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                                   (unaudited)
                                                                           April 30,           January 31,
                                                                             2001                 2001
                                                                       ---------------------------------------
ASSETS
         Cash and cash equivalent                                      $    3,348,000              1,894,000

         Securities purchased under agreement to resell                           --               3,043,000
         Receivable from broker and dealers                                   128,000              1,119,000
         Securities owned, at market value                                    552,000                164,000
         Notes receivable from officers and employees, net                    499,000                339,000
         Property and equipment, net                                          863,000                855,000
         Goodwill, net                                                      1,470,000              1,489,000
         Other assets                                                         487,000                566,000
                                                                       ---------------------------------------
         Total Assets                                                  $    7,347,000              9,469,000
                                                                       =======================================

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITIES:
         Commissions payable                                           $      370,000                337,000
         Payable to FFGI and subsidiaries                                     197,000                477,000
         Notes payable                                                        251,000                274,000
         Accounts payable and accrued expenses                                405,000                454,000
         Deferred revenue                                                     990,000              1,146,000
                                                                       ---------------------------------------
                                                                            2,213,000              2,688,000
         Liability subordinated to the claims of general creditors            500,000                500,000
                                                                       ---------------------------------------
         Total liabilities                                                  2,713,000              3,188,000
                                                                       ---------------------------------------
Stockholders' equity:
         Preferred stock, $0.0001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                             --                     --
         Common stock, $0.0001 par value; 15,000,000 shares
         authorized; 2,245,000 and 2,245,000 shares issued at
         April 30, 2001 respectively; and 2,225,000 and 2,215,000
         shares outstanding at April 30, 2001 and January 31, 2001,
         respectively                                                             --                     --
         Treasury  stock at cost , 20,000 shares and 30,000
         respectively                                                         (90,000)              (122,000)
         Loans to officers and employees                                     (257,000)              (166,000)
         Additional paid-in capital                                        10,196,000             10,196,000
         Accumulated deficit                                               (5,215,000)            (3,627,000)
                                                                       ---------------------------------------
         Total stockholder's equity                                         4,634,000              6,281,000
                                                                       ---------------------------------------
Total liabilities and stockholders' equity                             $    7,347,000              9,469,000
                                                                       =======================================



* See accompanying notes to unaudited consolidated financial statements

                                      -3-

                     SHOCHET HOLDING CORP. AND SUBISIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                   Three Months Ended April 30,
                                                                ----------------------------------
                                                                      2001               2000
                                                                ----------------------------------
Revenue:

                     Commissions                                $      1,478,000        2,324,000

                     Insurance and annuities                             227,000           89,000

                     Interest                                            179,000          252,000

                     Investment banking                                     --            613,000

                     Other                                                57,000           49,000
                                                                ----------------------------------
Total Revenue                                                          1,941,000        3,327,000
                                                                ----------------------------------
Expenses

                     Compensation and benefits                         1,870,000        1,672,000

                     Brokerage, clearing and exchange fees                89,000          369,000

                     Business development                                420,000          421,000

                     Occupancy and equipment                             491,000          147,000

                     Communications                                      247,000          319,000

                     Professional fees                                   132,000           27,000

                     Other expense                                       280,000          242,000
                                                                ----------------------------------
Total expenses                                                         3,529,000        3,197,000
                                                                ----------------------------------
Income ( loss) before income taxes                                    (1,588,000)         130,000

Income taxes                                                                --              --
                                                                ----------------------------------
Net (loss) income                                                   $ (1,588,000)         130,000
                                                                ==================================
Per common share:

Weighted average common shares
outstanding- basic and diluted                                         2,245,000        1,548,333
                                                                ==================================
Basic and diluted (loss) earnings per share                              $ (0.71)            0.08
                                                                ==================================

 See accompanying notes to unaudited consolidated financial statements
                                      -4-

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months Ended April 30,
                                                                 ------------------------------------------
                                                                            2001                2000
                                                                 ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                            $       (1,588,000)   $           130,000
    Adjustments to reconcile (loss) net income to net cash
        provided by operating activities:
           Depreciation and amortization                                     89,000                 39,000
           Other                                                                --                  77,000

   (Increase) decrease operating assets:
           Securities purchased under agreement to resell                 3,043,000                    --
           Receivable from brokers and  dealers                             991,000               (485,000)
           Securities owned at market value                                (388,000)                11,000
           Notes receivable from officers and employees                    (160,000)                   --
           Deferred IPO costs, net                                              --                 301,000
           Receivable from related parties                                      --                (223,000)
           Other assets                                                      79,000                    --

   Increase (decrease) in operating liabilities:
           Securities sold , not yet purchased, at market value                 --                 (37,000)
           Commissions payable                                               33,000                 44,000
           Payable to FFGI and subsidiaries                                (280,000)               (66,000)
           Accounts payable and accrued expenses                            (49,000)             1,161,000
           Deferred revenue                                                (156,000)                   --
                                                                ---------------------  ---------------------
   Net cash provided by operating activities                              1,614,000                952,000
                                                                ---------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (78,000)                (3,000)
   Goodwill resulting from acquisition                                          --                 (58,000)
                                                                ---------------------  ---------------------
   Net cash used in investing activities                                    (78,000)               (61,000)
                                                                ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to officers and employees                                         (91,000)                   --
    Payments on notes payable                                               (23,000)                   --
    Reduction in treasury stock                                              32,000                    --
    Proceeds from sale of common stock                                          --               7,612,000
                                                                ---------------------  ---------------------
Net cash (used in) provided by  financing activities                        (82,000)             7,612,000
                                                                ---------------------  ---------------------
Net increase in cash and cash equivalents                                 1,454,000              8,503,000

Cash and cash equivalents - beginning of period                           1,894,000                574,000
                                                                ---------------------  ---------------------
Cash and cash equivalents - end of period                       $         3,348,000    $         9,077,000
                                                                =====================  =====================


See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The consolidated financial statements include the activities of Shochet Holding Corp., Shochet Investment Adviser Corp., Shochet Mortgage Corp. and Shochet Securities, Inc., its wholly owned broker-dealer subsidiary (collectivelythe "Company" or "Shochet"). Shochet Securities is engaged primarily in providing full service securities brokerage and related financial services through six branch offices, all of which are in Florida.

All significant intercompany accounts and transactions are eliminated in consolidation. In Shochet's opinion, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of Shochet's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended January 31, 2001, appearing in Shochet's most recent annual report on Form 10-KSB. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

Many factors affect Shochet's business activities, including general economic and market conditions, which can result in substantial fluctuations in revenues and net income. Accordingly, the results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2.  NET CAPITAL REQUIREMENTS

Shochet Securities is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. It is therefore subject to the SEC's net capital rule, which requires the maintenance of minimum net capital. The Company has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 2001, Shochet Securities had net capital of $1,341,000 compared to a net capital requirement of $127,000.

3.  EARNINGS PER SHARE

As indicated by Shochet's Statement of Operations, the basic and diluted loss/earnings per share from operations for the three months ended April 30, 2001 was a loss of $0.71 per share compared to earnings of $ 0.08 per share for the three months ended April 30, 2000.

4. COMPENSATION PLANS

In January 2001, Shochet Securities Inc. entered into two employment agreements the terms of which included the issuance of 25,000 restricted shares of Shochet Holding Corp. stock to each individual.

5. COMMITMENTS AND CONTINGENCIES

Shochet Securities is involved in various legal proceedings arising from its business activities. Shochet believes that resolution of these proceedings will not have any material adverse effect on its consolidated financial position or results of operations.

6. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 as of February 1, 2001. There was no material impact on the Company's financial position, results of operations or liquidity upon adoption of SFAS No. 133.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following analysis of the consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Shochet's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Business Environment

Our primary business activity, full service securities brokerage and related financial services, is subject to general economic and market conditions and the volatility of trading markets. Industry-wide trading volume for the quarter ended April 30, 2001 was below average compared to the previous quarter.

The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

RESULTS OF OPERATIONS

The financial securities industry is highly competitive. In addition, overall trading volume, market volatility and market prices are some of numerous factors, over which Shochet can exert little or no control that cause our earnings to fluctuate widely and affect operations significantly.

Three months ended April 30, 2001 compared to three months ended April 30, 2000


REVENUE

Commission revenue for the three months ended April 30, 2001 decreased 36% to $1,478,000 as compared to commission revenue of $2,324,000 for the three months ended April 30, 2000. Revenue from commissions are affected by both retail trading volume and the dollar amount of retail trades. This decrease is due primarily to the decrease in trading volume.

Insurance and annuity business increased 155% to $227,000 from $89,000 for the three months ended April 30, 2000 as a result of the development of a division of Shochet Securities, Shochet Financial Group.

Interest income for the three months ended April 30, 2001 decreased 2% to $179,000 as compared to interest income of $252,000 for the three months ended April 30, 2000. This decrease is due to the investment of a reduced amount of remaining IPO proceeds in interest producing securities, lower market interest rates, and reduced interest revenue from margin accounts.


EXPENSES

Compensation and benefits expense for the three months ended April 30, 2001 increased by 12% to $1,870,000 as compared to compensation and benefits expense of $1,672,000 for the three months ended April 30, 2000. These expenses vary because we pay commissions to our brokers based on a percentage of commission revenues generated, additional compensation and benefits incurred as a result of our business plan, and staff expansion of an existing branch office.

Brokerage, clearing and exchange fees for the three months ended April 30, 2001 decreased by 76% to $89,000 as compared to brokerage, clearing and exchange fees of $369,000 for the three months ended April 30, 2000. Shochet Securities Inc. received a signing incentive from its clearing agent and therefore is amortizing this over the twenty-four month term as a reduction of clearance costs. Adjusting for amortization, clearing expenses were $245,000 or 34% less than the three months ended April 30, 2000 Additional decreases were due to decreased trading volume

Occupancy and equipment expense for the three months ended April 30, 2001 increased by 234% to $491,000 as compared to occupancy and equipment expense of $147,000 for the three months ended April 30, 2000. The increase was due primarily to leasing of additional office space, increases in leases of computer and office equipment.

Communications expense for the three months ended April 30, 2001 decreased by 23% to $247,000 as compared to communications expense of $319,000 for the three months ended April 30, 2000. The decrease in the three-month period was due primarily to the implementation of certain cost cutting measures.

As a result of the above, Shochet reported a net loss of $1,588,000 for the three months ended April 30, 2001 as compared to net income of $130,000 for the three months ended April 30, 2000.

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted loss s per common share was 2,245,000 for the three months ended April 30, 2001 compared to 1,548,333 for the three months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 55% of our assets at April 30, 2001 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from Shochet's clearing broker, turn over rapidly.

During the three months ended April 30, 2001, cash provided by operating activities was $1,614,000 as compared to cash provided by operating activities of $952,000 for the three months ended April 30, 2000. The primary reason for the increase in cash provided by operating activities was a $3,043,000 decrease in securities purchased under agreement to resell.

Cash used in investing activities during the three months ended April 30, 2001, was $78,000 as compared to $61,000 during the three months ended April 30, 2000.

Cash used in financing activities during the three months ended April 30, 2001 was $82,000. During this period Shochet reduced its treasury stock by $32,000 and made payments on a note payable amounting to $23,000.

As a broker-dealer, Shochet Securities, Inc., is subject to the net capital rules of the NASD and the SEC. Therefore; Shochet is subject to restrictions on the use of capital and related liquidity.

As of April 30, 2001, $500,000 was owed to Firebrand Financial Group, Inc., our majority stockholder which is payable on August 31, 2001.

Shochet Securities' net capital position as of April 30, 2001, was $1,341,000 compared to a net capital requirement of $127,000, $1,213,000 in excess of its regulatory net capital requirements. At April 30, 2001, Shochet Securities had a capital position of $4,634,000.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements. Based upon these reviews, we believe that our capital structure is adequate for current operations, and, as described in our 10K-SB for the fiscal year ended January 31, 2001, have implemented and plan to further implement certain cost-cutting measures in an effort to reduce expenses.

OTHER MATTERS

Safe Harbor Cautionary Statement

Shochet occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Shochet cautions you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

For a more complete discussion of these and other factors, see our registration statement filed on Form SB-2, as amended (No. 333-92307). Shochet has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 26, 2001                     /s/ Roger N. Gladstone
                                         ----------------------
                                         Roger N. Gladstone
                                         Chairman of the Board and
                                         Chief Executive Officer



                                         /s/ Arnold Roseman
                                         ----------------------
                                         Arnold Roseman
                                         Chief Financial Officer