Form 10QSB
period 2001-07-31
SHOCHET HOLDING CORP
filed 2001-09-19
CIK 1100202

FORM 10-QSB

                                  United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       July 31, 2001
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

                                     Yes   x     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of September 1, 2001, 2,245,000 shares of common stock, $.0001 par value per share.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JULY 31, 2001
                                      INDEX




                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  July 31, 2001..............................................3
        Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended July 31, 2001
                  and 2000...................................................4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended July 31, 2001 and 2000............5

      Notes to Consolidated Financial Statements.......................... 6-8

      Item 2 - Management's Discussion and Analysis or Plan of
               Operations.................................................8-10


PART II - OTHER INFORMATION

      Item 2 - Changes in Securities and Use of Proceeds ...................11

      Item 6 - Exhibits and Reports on Form 8-K.............................11

      Signatures............................................................11


                           SHOCHET HOLDING CORP. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                       (Unaudited)
                                      July 31, 2001



ASSETS:
   Cash and cash equivalents                                                        $       994,000
   Notes receivable from officers and employees, net                                         43,000
   Net assets from discontinued operations                                                2,874,000
   Other assets                                                                               7,000
                                                                                    ----------------

        Total Assets                                                                $     3,918,000
                                                                                    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Payable to FFGI and subsidiaries                                                 $       169,000
                                                                                    ----------------

        Total Current Liabilities                                                           169,000
                                                                                    ----------------



STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares authorized
        No shares issued and outstanding)                                                         -
    Common stock ($.0001 par value; 15,000,000 shares authorized;
        2,245,000 shares issued; and 2,225,000 outstanding                                        -
    Treasury stock at cost; 20,000 shares                                                   (90,000)
    Loans to officers and employees                                                        (166,000)
    Additional paid-in capital                                                           10,196,000
    Accumulated deficit                                                                  (6,191,000)
                                                                                    ----------------

        Total Stockholders' Equity                                                        3,749,000
                                                                                    ----------------

        Total Liabilities and Stockholders' Equity                                  $     3,918,000
                                                                                    ================




      The accompanying notes are an integral part of these consolidated financial statements
                                                 -3-

                                           SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)



                                                       For the Three Months                     For the Six Months
                                                            Ended July 31,                          Ended July 31,
                                                ------------------------------------    -----------------------------------
                                                      2001               2000                2001               2000
                                                -----------------   ----------------    ----------------   ----------------


REVENUES:
   Investment banking                           $              -    $             -     $             -    $       217,000
   Interest                                                1,000             57,000              24,000             75,000
                                                -----------------   ----------------    ----------------   ----------------

          Total Revenues                                   1,000             57,000              24,000            292,000
                                                -----------------   ----------------    ----------------   ----------------

OPERATING EXPENSES:
   Compensation and benefits                               2,000                  -               2,000                  -
   Professional fees                                       5,000             58,000              31,000             58,000
   Other expenses                                         12,000             51,000              77,000             51,000
                                                -----------------   ----------------    ----------------   ----------------

        Total Operating Expenses                          19,000            109,000             110,000            109,000
                                                -----------------   ----------------    ----------------   ----------------

Income (loss) from continuing operations                 (18,000)           (52,000)            (86,000)           183,000

DISCONTINUED OPERATIONS:
   Loss from discontinued  operations                   (958,000)          (751,000)         (2,478,000)        (1,200,000)
                                                -----------------   ----------------    ----------------   ----------------

NET LOSS                                        $       (976,000)   $      (803,000)    $    (2,564,000)   $    (1,017,000)
                                                =================   ================    ================   ================

Basic and diluted loss per common share:
  Income (loss) from continuing operations      $          (0.01)   $         (0.02)    $         (0.04)   $          0.09
  Loss from discontinued operations                        (0.42)             (0.34)              (1.10)             (0.60)
                                                -----------------   ----------------    ----------------   ----------------

  Net loss per common share                     $          (0.43)   $         (0.36)    $         (1.14)   $         (0.51)
                                                =================   ================    ================   ================

Weighted Shares used in calculations:
  Basic and diluted                                    2,245,000          2,245,000           2,245,000          1,983,750
                                                =================   ================    ================   ================






                   The accompanying notes are an integral part of these consolidated financial statements
                                                              -4-

                                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                For the Six Months Ended July 31,
                                                                               -------------------------------------
                                                                                     2001                2000
                                                                               -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                                   $        (86,000)    $       183,000
    Adjustments to reconcile net (loss) income to net cash flows used in operating activities:

   (Increase) decrease operating assets:
           Securities purchased under agreement to resell                             3,043,000                   -
           Notes receivable from officers and employees, net                            (43,000)                  -
           Deferred IPO costs, net                                                            -             301,000
           Other assets                                                                  70,000             141,000

   Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                                              -             (37,000)
                                                                               -----------------    ----------------

   Net cash provided by continuing operating activities                               2,984,000             588,000
                                                                               -----------------    ----------------

    Loss from discontinued operations                                                (2,478,000)         (1,200,000)
    Adjustments to reconcile net loss to net cash flows
        used in discontinued operations:
          Net increase in net assets from discontinued operartions                   (1,438,000)         (1,615,000)
                                                                               -----------------    ----------------

   Net cash used in discontinued operating activities                                (3,916,000)         (2,815,000)
                                                                               -----------------    ----------------

   Net cash used in operating activities                                               (932,000)         (2,227,000)
                                                                               -----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of treasury stock                                                               32,000                   -
    Proceeds from sale of common stock                                                        -           7,926,000
                                                                               -----------------    ----------------

Net cash provided by financing activities                                                32,000           7,926,000
                                                                               -----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                   (900,000)          5,699,000

Cash and cash equivalents - beginning of year                                         1,894,000             574,000
                                                                               -----------------    ----------------

Cash and cash equivalents - end of period                                      $        994,000     $     6,273,000
                                                                               =================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                    $              -     $        51,000
                                                                               =================    ================
   Income Taxes                                                                $              -     $             -
                                                                               =================    ================




                The accompanying notes are an integral part of these consolidated financial statements
                                                           -5-

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements




1.  BASIS OF PRESENTATION

The consolidated financial statements include the activities of Shochet Holding Corp., Shochet Investment Adviser Corp., Shochet Mortgage Corp. and Shochet Securities, Inc., its wholly-owned broker-dealer subsidiary (collectively the "Company" or "Shochet"). Through its subsidiary Shochet Securities, Inc, Shochet was engaged primarily in providing full service discount brokerage services through six branch offices, all of which are in Florida.

As further discussed in Note 7, the Company transferred all of its rights, title, and interest in substantially all of the securities brokerage accounts of the retail and institutional clients of the Company to BlueStone Capital Corp. Accordingly, the financial position, results of operations and cash flows of Shochet Securities, Inc, have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements and notes thereto.

During the six months ended July 31, 2001 and 2000, the Company incurred net
(loss) income from continuing operations of $(86,000) and $183,000, respectively and net losses from discontinued operations of $(2,478,000) and $(1,200,000) for the six months ended July 31, 2001 and 2000, respectively. In addition, subsequent to July 31, 2001, the Company transferred all of its rights, title, and interest in substantially all of the securities brokerage accounts of the retail and institutional clients of the Company to BlueStone Capital Corp. These actions are significant and their impact on future results is uncertain as of the date of the consolidated financial statements. In addition, the ability of the Company to attract additional capital and/or to acquire complimentary businesses is uncertain. While the Company believes in the viability of its strategy to improve operating margins and believes in its financial plan to improve the Company's working capital position, there can be no assurances to that effect.

All significant intercompany accounts and transactions are eliminated in consolidation. In Shochet's opinion, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of Shochet's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended January 31, 2001, appearing in Shochet's most recent annual report on Form 10-KSB. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

Many factors affect Shochet's business activities, including general economic and market conditions, which can result in substantial fluctuations in revenues and net income. Accordingly, the results of operations for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (Continued)

2.  NET CAPITAL REQUIREMENTS

Shochet Securities is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. It is therefore subject to the SEC's net capital rule, which requires the maintenance of minimum net capital. The Company has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 2001, Shochet Securities had net capital of $635,222 compared to a net capital requirement of $113,625.

3.  EARNINGS PER SHARE

As indicated by Shochets' Statement of Operations, the basic and diluted EPS from continuing operations for the six months ended July 31, 2001 was a loss of $(0.04) per share compared to income of $.09 per share for the six months ended July 31, 2000. Additionally, the basic and diluted EPS from discontinued operations for the six months ended July 31, 2001 was a loss of $(1.10) per share compared to a loss of $.60 per share for the six months ended July 31, 2000

4. COMMITMENTS AND CONTINGENCIES

Shochet Securities is involved in various legal proceedings arising from its business activities. Shochet believes that resolution of these proceedings will not have any material adverse effect on its consolidated financial position or results of operations.

5. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

6. DISCONTINUED OPERATIONS

Net assets and liabilities of the Company's discontinued operations have been classified as current. A summary of the net assets of the Company's discontinued operations is as follows:

Receivables from brokers and dealers                         $        1,497,000
Securities owned, at market value                                       425,000
Property and equipment, net                                             844,000
Other assets                                                          2,528,000
Commissions payable                                                    (301,000)
Notes payable                                                          (226,000)
Other liabilities                                                    (1,393,000)
Liabilities subordinated to claims of general creditors                (500,000)
                                                            --------------------

Net assets from of discontinued operations                  $         2,874,000
                                                            ====================

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (Continued)



7. SUBSEQUENT EVENT

On August 31, 2001, the Company entered into an agreement with BlueStone Capital Corp. and HealthStar Corp. (collectively "BlueStone"), a New York corporation, whereby the Company transferred all of its rights, title, and interest in substantially all of the securities brokerage accounts of the retail and institutional clients of the Company. Additionally, the Company agreed that BlueStone shall be permitted (but not obligated) to offer to hire some or all of the Company's personnel. In connection with the agreement, the Company has transferred and assigned to BlueStone all rights, title and interest to all of the trademarks, tradenames, service marks and copyrights owned and used by the Company. Additionally, the Company will sublease or assign to BlueStone all of the Company's rights, title and interest to all properties where the Company operates or conducts retail and institutional brokerage business. In connection with the agreement, the Company has transferred or assigned to BlueStone substantially all of its furniture, fixtures and equipment.

As consideration for the sale of assets and accounts as described above, BlueStone shall pay to the Company a cash fee (the "Fee") equal to eight percent (8%) of gross revenue, as defined. The fee is payable monthly. The maximum fee payable by BlueStone is $2,000,000. Additionally, the Company was issued 100,000 common shares of HealthStar Corp. In connection with the agreement, BlueStone assumed the Company's obligation under the $500,000 principal amount subordinated note that was owned to the Company's majority shareholder. BlueStone agreed to assume any obligation that the Company had under a "Clearing Agreement" with Salomon Brothers Holding Company, Inc. and has indemnified and held harmless the Company from any liability under or arising out of the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements included in Item 1 of this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Shochet's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Business Environment

Our primary business activity, full service discount brokerage, is subject to general economic and market conditions and the volatility of trading markets. Industry-wide trading volume for the quarter ended July 31, 2001 was below average compared to the previous quarter. This decline is reflective of the effect of the continued poor equity markets and their impact on retail investors' behavior. The global economic slowdown that began in the second half of fiscal 2000 continued during the second quarter. Uncertainty about the extent of the economic downturn led to continued instability in global equity valuations.

In the United States, reductions in employment and consumer confidence levels as well as a decline in capital spending resulted in slower rates of economic growth, especially in the manufacturing sector. In addition, uncertainty regarding corporate earnings growth resulted in continued instability of equity valuations.

Additionally, on August 31, 2001, we entered into an agreement with BlueStone Capital Corp. and HealthStar Corp. (collectively "BlueStone"), New York corporations, whereby we transferred all of our rights, title, and interest in substantially all of the securities brokerage accounts of our retail and institutional clients. We agreed that BlueStone shall be permitted (but not obligated) to offer to hire some or all of our personnel. In connection with the agreement, we have transferred and assigned to BlueStone all rights, title and interest to all of the trademarks, tradenames, service marks and copyrights owned and used by us. Additionally, we will sublease or assign to BlueStone all of our rights, title and interest to all properties where we operate or conduct retail and institutional brokerage business. In connection with the agreement, we have transferred or assigned to BlueStone substantially all of its furniture, fixtures and equipment.

The results of operations for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

RESULTS OF OPERATIONS

The securities brokerage industry is highly competitive. In addition, overall trading volume, market volatility and market prices are some of numerous factors, over which we can exert little or no control. These factors may cause our earnings to fluctuate widely and affect our operations significantly.

Subsequent to July 31, 2001, we discontinued substantially all of our business operations except for the maintenance of our corporate existence and the search for potential merger/acquisition candidates. Our plan is to either obtain capital required to resume business operations or to acquire complimentary businesses in exchange for shares of our common stock. However, no assurances can be provided that such business plan can be attained.

Six months ended July 31, 2001 compared to six months ended July 31, 2000

Revenues

Investment banking revenues for the six months ended July 31, 2000 were $217,000 versus none for the six months ended July 31, 2001. During the six months ended July 31, 2000, we participated in the underwriting of our Company's initial public offering.

Interest income for the six months ended July 31, 2001 decreased 68% to $24,000 as compared to interest income of $75,000 for the six months ended July 31, 2000. This decrease is due to our decreased cash position in interest producing bank accounts, and lower market interest rates. At July 31, 2000, our cash position on interest bearing accounts was $1,894,000 as compared to $994,000 at July 31, 2001.

Operating expenses remained constant at $110,000 for the six months ended July 31, 2001 as compared to $109,000 for the six months ended July 31, 2000.

No additional meaningful comparisons can be made for the six months ended July 31, 2001 as compared to the six months ended July 31, 2000.

As a result of the above, we reported a net loss of $2,564,000 for the six months ended July 31, 2001 as compared to a net loss of $1,017,000 for the six months ended July 31, 2000.

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 2,245,000 for the six months ended July 31, 2001 as compared to 1,983,750 for the six months ended July 31, 2000. This increase was attributable to the sale of 1,045,000 shares of common stock in our IPO in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 25% of our assets at July 31, 2001 are highly liquid, consisting primarily of cash and cash equivalents.

In March 2000, we sold 1,045,000 shares of our common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of approximately $9,400,000 and net proceeds of $7,926,000.

During the six months ended July 31, 2001, cash used in operating activities was $932,000 as compared to cash used in operating activities of $2,227,000 for the six months ended July 31, 2000. The primary reason for the decrease in cash used in operating activities was the $1,000,000 repayment of liabilities subordinated to the claims of general creditors during the six months ended July 31, 2000, which is included in net asset from discontinued operations.

Cash provided by financing activities during the six months ended July 31, 2001 was $32,000 as compared to cash provided by financing activities of $7,926,000 for the six months ended July 31, 2000. We received $7,926,000 from the sale of common stock during the six months ended July 31, 2000.

As a broker-dealer, our subsidiary, Shochet Securities, Inc., is subject to the net capital rules of the NASD and the SEC. Therefore, we are subject to restrictions on the use of capital and our related liquidity. In April 1996, August 1999 and February 2000, Firebrand Financial Group, Inc., formerly known as Research Partners International, Inc., our majority stockholder, contributed an aggregate of $3,000,000 of additional regulatory capital in the form of additional paid in capital and subordinated debt. $1,500,000 of this amount was repaid to Firebrand in April 2000. Another $1,000,000, derived from the proceeds of our IPO was repaid in May 2000. As of July 31, 2001, an aggregate of approximately $500,000 was owed to Firebrand and included in net assets from discontinued operations on the consolidated balance sheet.

Our brokerage subsidiary, Shochet Securities, Inc., is subject to the SEC net capital rules, and as such is subject to restrictions on the use of capital and related liquidity. Shochet Securities' net capital position as of July 31, 2001, was $635,222, which was $521,597 in excess of its net capital requirements.

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

Part II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

                  None

Item 6.  Exhibit and Reports on Form 8-K

(a)      Exhibits
                  None

(b)      Reports on Form 8-K
                  None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 2001                          /s/ Roger N. Gladstone
                                                   --------------------------
                                                   Roger N. Gladstone
                                                   Chairman of the Board and
                                                   Chief Executive Officer

                                                   /s/ Arnold Roseman
                                                   --------------------------
                                                   Arnold Roseman
                                                   Chief Financial Officer