Form 10QSB
period 2001-10-31
SHOCHET HOLDING CORP
filed 2001-12-14
CIK 1100202

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       October 31, 2001
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

                               Yes [X]        No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of December 14, 2001, 2,225,000 shares of common stock, $.0001 par value per share.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED OCTOBER 31, 2001
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited) October 31, 2001................3

      Consolidated Statements of Operations (Unaudited)
               For the Three and Nine Months Ended October 31, 2001 and 2000.4

      Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended October 31, 2001 and 2000...........5

      Notes to Consolidated Financial Statements............................6-8

      Item 2 - Management's Discussion and Analysis or Plan of Operations...8-11


PART II - OTHER INFORMATION

      Item 2 - Changes in Securities and Use of Proceeds ....................11

      Item 6 - Exhibits and Reports on Form 8-K..............................12

      Signatures.............................................................12

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                October 31, 2001

ASSETS:
   Cash and cash equivalents ......................................   $  1,397,000
   Notes receivable from officers and employees, net ..............         31,000
   Net assets from discontinued operations ........................        178,000
   Other assets ...................................................         54,000
                                                                      ------------

        Total Assets ..............................................   $  1,660,000
                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses ..........................   $    163,000
   Payable to FFGI and subsidiaries ...............................        169,000
                                                                      ------------

        Total Current Liabilities .................................        332,000
                                                                      ------------

STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares authorized)
          no shares issued and outstanding ) ......................            -
    Common stock ($.0001 par value; 15,000,000 shares authorized;
        2,245,000 shares issued at October 31, 2001 and 2,225,000
        shares outstanding at October 31, 2001 ....................            -
    Treasury stock at cost; 20,000 shares at October  31, 2001 ....        (90,000)
     Loans to officers and employees ..............................       (166,000)
    Additional paid-in capital ....................................     10,196,000
    Accumulated deficit ...........................................     (8,612,000)
                                                                      ------------

        Total Stockholders' Equity ................................      1,328,000
                                                                      ------------

        Total Liabilities and Stockholders' Equity ................   $  1,660,000
                                                                      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three Months          For the Nine Months
                                                  Ended October 31,             Ended October 31,
                                             --------------------------    --------------------------
                                                 2001           2000           2001          2000
                                             -----------    -----------    -----------    -----------
REVENUES:
   Investment banking ....................         $ -            $ -            $ -      $   217,000
   Interest ..............................           -           61,000         24,000        136,000
                                             -----------    -----------    -----------    -----------

          Total Revenues .................           -           61,000         24,000        353,000
                                             -----------    -----------    -----------    -----------
OPERATING EXPENSES:
   Compensation and benefits .............           -              -            2,000            -
   Professional fees .....................       211,000        109,000        242,000        167,000
   Other expenses ........................       108,000         11,000        185,000         62,000
                                             -----------    -----------    -----------    -----------

        Total Operating Expenses .........       319,000        120,000        429,000        229,000
                                             -----------    -----------    -----------    -----------

Income (loss) from continuing operations .      (319,000)       (59,000)      (405,000)       124,000

DISCONTINUED OPERATIONS:
   Loss from discontinued  operations ....    (2,102,000)      (671,000)    (4,580,000)    (1,871,000)
                                             -----------    -----------    -----------    -----------

NET LOSS .................................   $(2,421,000)   $  (730,000)   $(4,985,000)   $(1,747,000)
                                             ===========    ===========    ===========    ===========

Basic and diluted loss per common share:
  Income (loss) from continuing operations   $     (0.14)   $     (0.03)   $     (0.18)   $      0.06
  Loss from discontinued operations ......         (0.94)         (0.30)         (2.04)         (0.90)
                                             -----------    -----------    -----------    -----------

  Net loss per common share ..............   $     (1.09)   $     (0.33)   $     (2.22)   $     (0.84)
                                             ===========    ===========    ===========    ===========

Weighted Shares used in calculations:
  Basic and diluted ......................     2,245,000      2,245,000      2,245,000      2,071,000
                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      SHOCHET HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Nine Months Ended October 31,
                                                                -------------------------------------
                                                                         2001           2000
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations .....................   $  (405,000)   $   124,000
    Adjustments to reconcile net (loss) income to net cash flows provided by (used) in operating activities:

   (Increase) decrease operating assets:
           Securities purchased under agreement to resell ........     3,043,000     (3,523,000)
           Notes receivable from officers and employees, net .....       (31,000)           -
           Deferred IPO costs, net ...............................           -          301,000
           Other assets ..........................................        23,000        141,000

   Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses .................       163,000        (58,000)
                                                                     -----------    -----------

   Net cash provided by (used in ) continuing operating activities     2,793,000     (3,015,000)
                                                                     -----------    -----------

    Loss from discontinued operations ............................    (4,580,000)    (1,871,000)
    Adjustments to reconcile net loss to net cash flows
        used in discontinued operations:
          Net increase in net assets from discontinued operartions     1,258,000     (2,254,000)
                                                                     -----------    -----------

   Net cash used in discontinued operating activities ............    (3,322,000)    (4,125,000)
                                                                     -----------    -----------

   Net cash used in operating activities .........................      (529,000)    (7,140,000)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of treasury stock .......................................        32,000            -
    Proceeds from sale of common stock ...........................           -        7,926,000
                                                                     -----------    -----------

Net cash provided by financing activities ........................        32,000      7,926,000
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents .............      (497,000)       786,000

Cash and cash equivalents - beginning of year ....................     1,894,000        574,000
                                                                     -----------    -----------

Cash and cash equivalents - end of period ........................   $ 1,397,000    $ 1,360,000
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ......................................................         $ -      $    51,000
                                                                     ===========    ===========
   Income Taxes ..................................................         $ -            $ -
                                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the activities of Shochet Holding Corp. ("Shochet"), Shochet Investment Adviser Corp., Shochet Mortgage Corp. and SSI Securities Corp. (formerly Shochet Securities Inc. and referred to herein as "SSI"), Shochet's broker-dealer subsidiary. The foregoing entities are referred to herein collectively as the "Company". Through SSI, the Company was engaged primarily in providing full service discount brokerage services through six branch offices, all of which are in Florida.

As further discussed in Note 6, on August 31, 2001, the Company transferred ("Asset Sale") substantially all of the assets comprising its securities brokerage business, including retail and institutional accounts (collectively, the "Brokerage Assets"), to BlueStone Capital Corp. ("BlueStone"). The Asset Sale was made under the terms of an agreement by and among the Company, SSI, BlueStone and BlueStone's parent company, BlueStone Holding Corp. (formerly HealthStar and referred to herein as "BHC"), dated August 1, 2001 and amended on August 31, 2001 ("August 2001 Agreement"). On November 7, 2001, the Company, SSI, BlueStone, BHC and Sands Brothers & Co., Ltd. ("Sands") entered into an agreement ("November 2001 Agreement") which served to amend and supplement the August 2001 Agreement, including certain terms of consideration payable to the Company, and allowed for the transfer of the Brokerage Assets from BlueStone to Sands. Accordingly, the financial position, results of operations and cash flows of SSI, have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements and notes thereto.

During the nine months ended October 31, 2001 and 2000, the Company incurred net
(loss) income from continuing operations of $(405,000) and $124,000, respectively and net losses from discontinued operations of $(4,580,000) and $(1,871,000) for the nine months ended October 31, 2001 and 2000, respectively. The Asset Sale was a significant transaction and its impact on the Company's future results is uncertain as of the date of the consolidated financial statements. The Company plans to seek the acquisition of complimentary and/or other businesses and assets. However, there can be no assurance that the Company will be able to attract capital as may be required to fund such acquisitions or other operations on reasonable terms and/or to identify and acquire attractive businesses and related assets.

All significant intercompany accounts and transactions are eliminated in consolidation. In the Company's opinion, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended January 31, 2001, appearing in the Company's most recent annual report on Form 10-KSB. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

Many factors affect the Company's business activities, including general economic and market conditions, which can result in substantial fluctuations in revenues and net income. Accordingly, the results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (Continued)

NOTE 2 - NET CAPITAL REQUIREMENTS

SSI is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. It is therefore subject to the SEC's net capital rule, which requires the maintenance of minimum net capital. The Company has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 2001, SSI had net capital of $733,998 compared to a net capital requirement of $30,520.

NOTE 3 - EARNINGS PER SHARE

As indicated by the Company's Statement of Operations, the basic and diluted EPS from continuing operations for the nine months ended October 31, 2001 was a loss of $(0.18) per share compared to income of $.06 per share for the nine months ended October 31, 2000. Additionally, the basic and diluted EPS from discontinued operations for the nine months ended October 31, 2001 was a loss of $(2.04) per share compared to a loss of $(.90) per share for the nine months ended October 31, 2000

NOTE 4 - COMMITMENTS AND CONTINGENCIES

SSI is involved in various legal proceedings arising from its business activities. The Company believes that resolution of these proceedings will not have any material adverse effect on its consolidated financial position or results of operations.

The Company leases office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. As further discussed in Note 6, the Company agreed to sublease or assign to Bluestone or Sands all of the Company's rights, title and interest under specific leases, as defined in the August 2001 Agreement and November 2001 Agreement. Sands and Bluestone has assumed the Company's obligation to pay the monthly rental payments under each respective lease. At October 31, 2001, future minimum rental commitments under such leases were approximately $1,200,000 in the aggregate. Although, the Company is seeking to negotiate out of its existing lease obligations, there can be no assurance that it will be successful. The Company has been made aware that neither Bluestone nor Sands has made any rental payments under these leases as required under the August 2001 Agreement and the November 2001 Agreement. Accordingly, the Company believes it is likely that litigation may be commenced by the landlords against the Company. The Company intends to assert its rights for indemnification for liability under these leases against BlueStone and Sands and to pursue other available remedies.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (Continued)

NOTE 6 - DISCONTINUED OPERATIONS

On August 31, 2001, the Company consummated the Asset Sale, whereby it transferred the Brokerage Assets to BlueStone. Additionally, it was agreed that BlueStone would have the right (but not the obligation) to offer employment to some or all of the Company's personnel. In connection with the August 2001 Agreement, the Company transferred and assigned to BlueStone all rights, title and interest to all of the trademarks, tradenames, service marks and copyrights owned and used by the Company. Additionally, the Company was entitled to sublease or assign to BlueStone all of the Company's rights, title and interest to all properties where the Company operates or conducts retail and institutional brokerage business. In connection with the August 2001 Agreement, the Company also transferred or assigned to BlueStone substantially all of its furniture, fixtures and equipment.

As consideration for the sale of the Brokerage Assets to BlueStone under the August 2001 Agreement, BlueStone was obligated to pay to the Company a monthly cash fee (the "Fee") equal to eight percent (8%) of gross revenue, as defined. Additionally, the Company was issued 100,000 common shares of BHC and BlueStone assumed the Company's obligation under a $500,000 principal amount subordinated note that was owed to the Company's majority shareholder. BlueStone also agreed to assume any obligation that the Company had under a "Clearing Agreement" with Salomon Brothers Holding Company, Inc. and to indemnify and hold harmless the Company from any liability under or arising out of that agreement. As of October 31, 2001, the Company valued its investment in the 100,000 common shares of BHC at fair market value, which amounted to $40,000 or $.40 per share and is included in other assets.

Subsequent to October 31, 2001, the Company and SSI entered into the November 2001 Agreement with BlueStone, BHC and Sands, which amended and supplemented the August 2001 Agreement and allowed for the subsequent transfer of the Brokerage Assets from BlueStone to Sands. Under the November 2001 Agreement, the Company relinquished its right to receive the Fee in exchange for an aggregate and immediate cash payment of $314,000. In addition, the parties further agreed that certain lease obligations of SSI relating to former branch offices of SSI previously intended to be transferred to BlueStone would be assumed by Sands.

The financial position, results of operations and cash flows of SSI, have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements.

Net assets and liabilities of the Company's discontinued operations have been classified as current. A summary of the net assets from the Company's discontinued operations at October 31, 2001 is as follows:

Receivables from brokers and dealers .....   $  99,000
Property and equipment, net ..............     146,000
Other assets .............................     508,000
Notes payable ............................    (117,000)
Other liabilities ........................    (458,000)
                                             ---------

Net assets from of discontinued operations   $ 178,000
                                             =========

                     SHOCHET HOLDING CORP. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition should be read in conjunction with the unaudited Consolidated Financial Statements included in Item 1 of this report and with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Discontinued Operations

On August 31, 2001, the Company consummated the Asset Sale, whereby it transferred the Brokerage Assets to BlueStone. Additionally, the Company agreed that BlueStone would be permitted (but not obligated) to offer employment to some or all of the Company's personnel. In connection with the August 2001 Agreement, the Company transferred and assigned to BlueStone all rights, title and interest to all of the trademarks, tradenames, service marks and copyrights owned and used by the Company. Additionally, the Company was entitled to sublease or assign to BlueStone all of the Company's rights, title and interest to all properties where the Company operates or conducts retail and institutional brokerage business. In connection with the August 2001 Agreement, the Company also transferred or assigned to BlueStone substantially all of its furniture, fixtures and equipment.

As consideration for the Asset Sale, under the August 2001 Agreement, BlueStone was obligated to pay to the Company a monthly cash fee (the "Fee") equal to eight percent (8%) of gross revenue, as defined. Additionally, the Company was issued 100,000 common shares of BHC and BlueStone assumed the Company's obligation under a $500,000 principal amount subordinated note that was owed to the Company's majority shareholder. BlueStone also agreed to assume any obligation that the Company had under a "Clearing Agreement" with Salomon Brothers Holding Company, Inc. and to indemnify and hold harmless the Company from any liability under or arising out of that agreement. As of October 31, 2001, the Company valued its investment in the 100,000 common shares of BHC at fair market value, which amounted to $40,000 or $.40 per share and is included in other assets.

Subsequent to October 31, 2001, the Company and SSI entered into the November 2001 Agreement with BlueStone, BHC and Sands, which amended and supplemented the August 2001 Agreement and allowed for the subsequent transfer of the Brokerage Assets from BlueStone to Sands. Under the November 2001 Agreement, the Company relinquished its right to receive the Fee in exchange for an aggregate and immediate cash payment of $314,000. In addition, the parties further agreed that certain lease obligations of SSI relating to former branch offices of SSI previously intended to be transferred to BlueStone would be assumed by Sands.

The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Current Business Plan

Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash, capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

In seeking to attain our business objective, we may focus on brokerage services or investment banking related businesses, but will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management's opinion, meet our business objectives as described in this report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

RESULTS OF OPERATIONS

During August 2001, we discontinued substantially all of our business operations except for the maintenance of our corporate existence and the search for potential merger/acquisition candidates. Our plan is to either obtain capital required to resume business operations or to acquire complimentary businesses in exchange for shares of our common stock. However, no assurances can be provided that such business plan can be attained.

Nine months ended October 31, 2001 compared to nine months ended October 31,
2000

Revenues

Investment banking revenues for the nine months ended October 31, 2000 were $217,000 versus none for the nine months ended October 31, 2001. During the nine months ended October 31, 2000, we participated in the underwriting of our Company's initial public offering.

Interest income for the nine months ended October 31, 2001 decreased 82% to $24,000 as compared to interest income of $136,000 for the nine months ended October 31, 2000. This decrease is due to our decreased cash position in interest producing bank accounts, and lower market interest rates.

Operating Expenses

Operating expenses were $429,000 for the nine months ended October 31, 2001 as compared to $229,000 for the nine months ended October 31, 2000. During the three months ended October 31, 2001, we incurred professional fees and consulting fees related to the sale of our net assets amounting to approximately $290,000.

No additional meaningful comparisons can be made for the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000.

As a result of the above, we reported a net loss of $4,985,000 for the nine months ended October 31, 2001 as compared to a net loss of $1,747,000 for the nine months ended October 31, 2000.

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 2,245,000 for the nine months ended October 31, 2001 as compared to 2,071,000 for the nine months ended October 31, 2000. This increase was attributable to the sale of 1,045,000 shares of common stock in our IPO in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

Approximately 84% of our assets at October 31, 2001 are highly liquid, consisting of cash and cash equivalents.

In March 2000, we sold 1,045,000 shares of our common stock to the public through an initial public offering. The stock was priced at $9 per share. The company raised gross proceeds of approximately $9,400,000 and net proceeds of $7,926,000.

During the nine months ended October 31, 2001, cash used in operating activities was $529,000 as compared to cash used in operating activities of $7,140,000 for the nine months ended October 31, 2000. The primary reason for the decrease in cash used in operating activities was the sale of securities purchased under an agreement to resell during the nine months ended October 31, 2001 as compared to the purchase of securities purchased under an agreement to resell during the nine months ended October 31, 2000. Additionally, during the nine months ended October 31, 2000, we had a $1,000,000 repayment of liabilities subordinated to the claims of general creditors, which is included in net asset from discontinued operations.

Cash provided by financing activities during the nine months ended October 31, 2001 was $32,000 as compared to cash provided by financing activities of $7,926,000 for the nine months ended October 31, 2000. We received $7,926,000 from the sale of common stock during the nine months ended October 31, 2000.

Our brokerage subsidiary, SSI is subject to the SEC net capital rules, and as such is subject to restrictions on the use of capital and related liquidity. SSI's net capital position as of October 31, 2001, was $733,998, which was $703,478 in excess of its net capital requirements.

Currently, we lease office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. As further discussed in Note 6 to the Unaudited Consolidated Financial Statements, the Company subleased or assigned to Bluestone or Sands all of the Company's rights, title and interest under specific leases, as defined in the November 2001 Agreement. Sands and Bluestone assumed the Company's obligation to pay the monthly rental payments under each respective lease. At October 31, 2001, future minimum rental commitments under such leases were approximately $1,200,000 in the aggregate. Although, we are making every effort to negotiate out of our existing lease obligations, there can be no assurances to that effect.

The Company has been made aware that neither Bluestone nor Sands has made any rental payments under these leases as required under the August 2001 Agreement and the November 2001 Agreement. Accordingly, the Company believes it is likely that litigation may be commenced by the landlords against the Company. The Company intends to assert its rights for indemnification for liability under these leases against BlueStone and Sands and to pursue other available remedies.

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

                           Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

                  None

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

         On September 14, 2001 and November 14, 2001, we filed a Form 8-K and an amendment related to our agreement with BlueStone Capital Corp. and HealthStar Corp. (collectively "BlueStone"), New York corporations, whereby we transferred all of our rights, title, and interest in substantially all of the securities brokerage accounts of our retail and institutional clients.

         On October 2, 10 and 18, 2001, we filed Form 8-K, as amended reporting
Item 4, which related to a change in our Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    December 14, 2001.    /s/ Roger N. Gladstone
                               ----------------------
                               Roger N. Gladstone
                               Chairman of the Board and Chief Executive Officer


                               /s/ Arnold Roseman
                               ------------------
                               Arnold Roseman
                               Chief Financial Officer