Form 10KSB
period 2002-01-31
SUTTER HOLDING CO INC
filed 2002-05-15
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended January 31, 2002
                        Commission File Number 001-15733


                          Sutter Holding Company, Inc.
               (Exact Name of Registrant as Specified in Charter)

Delaware                                        59-2651232
--------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer ID. Number)
incorporation or organization)


150 Post Street, Suite 405
San Francisco, CA                               94108
----------------------------------------        ---------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (415) 788-1441
                                                     --------------

         Securities registered pursuant to Section 12 (b) of the Act:
                                     None

         Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for
the past ninety (90) days.      Yes     X         No
                                    ---------        ----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB.   X
       ------

         Issuer's revenues for the most recent fiscal year were $25,000

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $243,444.50 on May 9, 2002 based upon the latest published average bid price of $.26 at the close of the market on May 9, 2002, the most recently available bid date for the Registrant's Common Stock.

         The actual number of shares outstanding of the Registrant's common stock on May 9, 2002 was 2,150,000.

         DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index

Transitional Small Business Disclosure Format (check one):
                         Yes             No      X
                              --------       -----------

                                     PART I

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain forward-looking statements and information relating to Sutter Holding Company, Inc., formerly known as Shochet Holdings, Inc. ("we", "us" or the "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this Annual Report, the words "anticipate," "believe", estimate", expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view about our proposed business operations are subject to certain risks, uncertainties and assumptions, including among others: (i) a general economic downturn; (ii) a general lack of interest in engaging in a transaction with a public registered company, (iii) federal or state securities laws or regulations that have an adverse effect on trading in "penny stocks" and other risks and uncertainties. Should any of these risks of uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report as anticipated, estimated or expected.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         We discontinued substantially all of our business operations through the sale of substantially all of our brokerage assets in August 2001. Our current business plan is to acquire an interest in a business or businesses which have significant growth potential. We will not restrict our search to any specific industry or geographical location and we may participate in a business venture of virtually any kind or nature. Our discussion of our proposed business plan is purposefully general and is not mean to restrict our ability to enter into any type of business transaction which our directors deem to be in the best interest of our company.

History

         We were incorporated in Delaware in July 1999 under the name Shochet Holdings, Inc. From July 1999 through August 31, 2001, we provided full service, discount brokerage and related non-proprietary financial services and products such as financial planning, insurance and annuities, through our wholly-owned subsidiaries: (1) Shochet Securities, Inc. ("Shochet Securities or "SSI"), (2) Shochet Investment Advisors Corp. and (3) Shochet Mortgage Corp. SSI previously operated six branch offices in Florida.

         In March 2000, we completed an initial public offering of 1,045,000 shares of our common stock. These securities were listed on the Nasdaq SmallCap Market System under the symbol SHOC from March 2000 until November 2001. We raised net proceeds of $7,900,000 through this offering.

         On August 31, 2001, we sold substantially all of our assets comprising our securities brokerage business, including retail and institutional accounts (collectively, the "Brokerage Assets"), to Blue Stone Capital Corp. ("Bluestone") and BlueStone Holding Corp. ("BHC"). On November 7, 2001, the Company, SSI, BlueStone, BHC and Stands Brothers & Co., Ltd. ("Sands") entered into an agreement ("November 2001 Agreement") which served to amend and supplement the August 2001 Agreement, including certain terms of consideration payable to us and allowed for the transfer of the Brokerage Assets from BlueStone to Sands.

         On March 28, 2002, there was a change in control of our company when our majority shareholder, Firebrand Financial Group, Inc. ("Firebrand") sold 1,213,675 shares, or approximately 56.45% of its common stock to Sutter Opportunity Fund 2, LLC. ("Sutter Fund"). The purchase agreement also provided that executive officers and directors selected by Sutter would serve as our officers and on our Board of Directors

         On April 9, 2002, we changed our name from Shochet Holdings Corp. to Sutter Holding Company, Inc.

Current Business Plan

         Our current business plan is to acquire an interest in a business or businesses which have significant growth potential. We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature. Our discussion of our proposed business is purposefully general and is not meant to restrict our ability to enter into any type of business transaction which our directors deem to be in the best interest of our company.

         We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industries in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in this business and operations of financially unstable and early stage or potential emerging growth companies.

         In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level or risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experiences rapid growth. In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

         In particular, we believe that companies may be interested in engaging in a business combination with us because of the perceived advantages associated with a publicly registered corporation. Some of these perceived benefits may include:

         *providing liquidity for incentive stock options or similar benefits for key employees,

         *providing liquidity for all shareholders (subject to restrictions of applicable federal and state securities statutes),

         *the opportunity to have the status of a public company, without incurring the cost and time required to conduct an initial public offering, and.

         *making it easier to obtain additional equity financing that may be sought.

Acquisition Structure

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or license agreement with another corporation or entity. The transaction may also be structured as an acquisition of substantially all the assets of another company or as a purchase of all of the outstanding stock of a corporation. On the consummation of a transaction, it is possible that our present management and shareholders may no longer be in control.

         We intend to use our available cash, common stock, preferred stock, debt or a combination of these to effect a business combination. While we cannot predict the actual terms of a transaction, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so-called `tax-free" reorganization.

         With respect to any merger, acquisition or business combination, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders will acquire in the business transaction. Depending upon, among other things, the target company's assets and liabilities, our shareholders may hold a substantially smaller percentage ownership interest following any merger, acquisition or business combination. Any merger, acquisition or business venture effected by us may have a significant dilutive effect on the percentage of shares held by our then existing shareholders.

Competition

         We encounter intense competition in our search for potential business opportunities. There are many established venture capital firms, leveraged-buy out firms, angel investors and investment bankers that have significantly greater financial and personnel resources and technical expertise than we do. In view of our limited resources, we expect to be at a significant competitive disadvantage compared to our competitors.

Employees

         As of May 1, 2002, the Company had three employees. Arnold Roseman is our Chief Financial Officer and Robert Dixon and William Knuff are our Co-Chief Executive Officers. Neither Mr. Dixon nor Mr. Knuff has received any compensation from the Company to date.

ITEM 2.  DESCRIPTION OF PROPERTY

         We are currently leasing 395 square feet of office space at 433 Plaza Real, Suite 275, Boca Raton, Florida from Mizner Business Center Corp. The lease is for a period of six months and expires on June 30, 2002. Our rent is $1,617 per month. After this lease expires, we plan on moving our corporate headquarters to 150 Post Street, Suite 405, San Francisco, California.

ITEM 3.  LEGAL PROCEEDINGS

         At the present time, we are a party to certain litigation matters which are routine and incidental to our previous brokerage operations. If resolved unfavorably, we do not believe that any of these matters will have a material adverse effect on our operations. However, recently, one party has threatened litigation, which may be material to our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the calendar year covered by this report.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock began trading on the Nasdaq SmallCap Market System under the symbol "SHOC" on March 15, 2000. There was no trading market for our securities before our initial public offering. In November 2001, we were delisted from the Nasdaq SmallCap Market and listed on the OTC Bulletin Board. Effective as of May 1, 202, we changed our trading symbol to "SRHO."

         The following table sets forth high and low sales price for our common stock during fiscal 2002 and 2001, as reported by Commodity Systems, Inc. These quotations represent prices between dealers and does not reflect retail mark-ups or markdowns or commissions.

Period                                       High         Low
------                                       ----         ---
February 1, 2001 - April 30, 2001 .        $   2.38     $   1.06
May 1, 2001 - July 31, 2001 .......        $   1.49     $    .63
August 1, 2000 - October 31, 2000 .        $    .95     $    .53
November 1, 2001 - January 31, 2002        $    .65     $    .22

March 15, 2000 - April 30, 2000 ...        $   9.50     $   2.50
May 1, 2000 - July 31, 2000 .......        $   3.25     $   1.81
August 1, 2000 - October 31, 2000 .        $   3.25     $   1.31
November 1, 2000 - January 31, 2000        $   2.75     $   1.38

Holders

         As of May 1, 2002, we had 12 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our stock.

Dividend Policy

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and related footnotes of the Company.

Discontinued Operations

         On August 31, 2001, we consummated an Asset Sale, whereby we transferred our Brokerage Assets to BlueStone. Additionally, we agreed that BlueStone would be permitted (but not obligated) to offer employment to some or all of our personnel. In connection with the August 2001 Agreement, we transferred and assigned to BlueStone all of our rights, title and interest to all of the trademarks, tradenames, service marks and copyrights owned and used by our company. Additionally, we were entitled to sublease or assign to BlueStone all of our rights, title and interest to all properties where our company operates or conducts retail and institutional brokerage business. In connection with the August 2001 Agreement, we also transferred or assigned to BlueStone substantially all of our furniture, fixtures and equipment. In connection with the asset sale, the name of Shochet Securities, Inc., our former subsidiary, was changed to SSI Securities, Inc. ("SSI").

         As consideration for the Asset Sale, under the August 2001 Agreement, BlueStone was obligated to pay us a monthly cash fee (the "Fee") equal to eight percent (8%) of gross revenue, as defined. Additionally, we were issued 100,000 common shares of BHC and BlueStone assumed our obligation under a $500,000 principal amount subordinated note that was owed to our majority shareholder. BlueStone also agreed to assume any obligation that we had under a clearing agreement with Salomon Brothers Holding Company, Inc. and to indemnify and hold harmless the Company from any liability under or arising out of that agreement. As of October 31, 2001, we valued our investment in the 100,000 common shares of BHC at fair market value, which amounted to $40,000 or $.40 per share and is included in other assets.

         Subsequent to October 31, 2001, we and SSI entered into the November 2001 Agreement with BlueStone, BHC and Sands, which amended and supplemented the August 2001 Agreement and allowed for the subsequent transfer of the Brokerage Assets from BlueStone to Sands. Under the November 2001 Agreement, we relinquished our rights to receive the Fee in exchange for an aggregate and immediate cash payment of $314,000. In addition, the parties further agreed that certain lease obligations of SSI relating to former branch offices of SSI previously intended to be transferred to BlueStone would be assumed by Sands.

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

         In seeking to attain our business objective, excepting the brokerage and related industries, we may focus on brokerage services or investment banking related businesses, but will not restrict our search to any particular industry. We may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management's opinion, meet our business objectives. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.

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

Year ended January 31, 2002 compared to year ended January 31, 2001

Revenues

         Investment banking revenues for the year ended January 31, 2001 were $289,000 versus none for the year ended January 31, 2002. During the year ended January 31, 2001, we participated in the underwriting of our Company's initial public offering.

         Interest income for the year ended January 31, 2002 decreased 86% to $25,000 as compared to interest income of $181,000 for the year ended January 31, 2001. This decrease is due to our decreased cash position in interest producing bank accounts, and lower market interest rates.

Operating Expenses

         Operating expenses were $685,000 for the year ended January 31, 2002 as compared to $305,000 for the year ended January 31, 2001. During the year ended January 31, 2002, we incurred professional fees and consulting fees related to the sale of our net assets amounting to approximately $290,000.

         Losses from discontinued operations were $5,287,000 for the year ended January 31, 2002 as compared to a loss from discontinued operations of $3,240,000 for the year ended January 31, 2001.

         No additional meaningful comparisons can be made for the year ended January 31, 2002 as compared to the year ended January 31, 2001.

         As a result of the above, we reported a net loss of $5,947,000 for the year ended January 31, 2002 as compared to a net loss of $3,075,000 for the year ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Substantially all of our assets at January 31, 2002 are highly liquid, consisting of cash and cash equivalents. As of January 31, 2002, we had cash and cash equivalents equal to $1,164,000.

         During the year ended January 31, 2002, cash used in operating activities was $730,000 as compared to cash used in operating activities of $6,606,000 for the year ended January 31, 2001. The primary reason for the decrease in cash used in operating activities was the sale of securities purchased under an agreement to resell during the year ended January 31, 2002 of $3,043,000 compared to the purchase of securities purchased under an agreement to resell during the year ended January 31, 2001. Additionally, during the year ended January 31, 2001, we had a $1,000,000 repayment of liabilities subordinated to the claims of general creditors, which is included in net asset from discontinued operations.

         Cash provided by financing activities during the year ended January 31, 2002 was $0 as compared to cash provided by financing activities of $7,926,000 for the year ended January 31, 2001. We received $7,926,000 from the sale of common stock during the year ended January 31, 2001.

         Currently, we lease office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. As further discussed in Consolidated Financial Statements, the Company subleased or assigned to Bluestone or Sands all of the Company's rights, title and interest under specific leases, as defined in the November 2001 Agreement. Sands and Bluestone assumed the Company's obligation to pay the monthly rental payments under each respective lease. At January 31, 2002, future minimum rental commitments under such leases were approximately $1,200,000 in the aggregate. Although, we are making every effort to negotiate out of our existing lease obligations, there can be no assurances that we will be successful in these efforts.

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

         Due to our intent to remain a shell corporation until a merger or acquisition is identified, it is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be satisfied by our cash from operations and any cash from investments. We do not anticipated that we will have to raise capital in the next twelve months. We also not expect to acquire any plant or significant equipment.

Risk Factors

We have a history of losses and our past performance is not reflective of our future performance

         We have incurred substantial losses over the last few years and have an accumulated deficit of approximately $9,574,000 as of January 31, 2002. As a result of the sale of substantially all of our brokerage operations in August 2001, we no longer have any operating history on which you can judge our future operating performance. Our historical results of operations are not useful as a basis for predicting our future operating results. We are not certain if our new business plan will be successful.

We may have significant contingent liabilities relating to certain leases for our former office facilities

         We leased certain office facilities under noncancelable operating leases. In connection with the sale of substantially all of our brokerage assets in August and November 2001, Sands and BlueStone agreed to assume our obligations to pay the monthly rental payments under each of these respective leases. At January 31, 2002, the future minimum rental commitments under such leases were approximately $1.2 million in the aggregate. Although we are trying to negotiate out of these lease obligations, there can be no assurances that we will be successful. We have been made aware that neither Bluestone nor Sands has made any rental payments under these leases as required under the August 2001 Agreement and the November 2001 Agreement. As such the Company believes that litigation may be commenced by the landlords against the Company. We intend to assert our rights for indemnification for liability under these leases against BlueStone and Sands and to pursue other available remedies. If we are unsuccessful in our efforts to obtain indemnification from BlueStone and Sands, these obligations will have a material adverse effect on our results of operations and financial condition.

Our future success depends upon our ability to enter into a profitable acquisition, merger or other business combination and we cannot assure you that we will be able to enter into such transactions or that such transactions will be profitable.

         We do not expect to generate operating revenues until we complete an acquisition, merger or other type of business combination. We can not assure you that we will be able to locate target companies with whom we can engage in business combinations. There is intense competition in the venture capital and mergers and acquisition market. Even if we do complete a business combination, we may not be able to operate on a profitable basis and the combined business entity may not be successful.

Since we have not currently selected a particular industry or target business with which to complete a business combination, you may not be able to ascertain the merits or risk of the industry or business in which we may ultimately operate

         We have not selected any particular industry or any target business on which to concentrate our search for a business combination. Accordingly, there is no current basis for prospective investors to evaluate the possible merits or risks of the particular industry or the target business in which we may ultimately operate. To the extent we complete a business combination with a financially unstable company or otherwise developmental entity, we may be affected by numerous risks inherent in the business operations of such entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of the industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will be able to properly identify or assess all of the significant risk factors.

We may issue shares of our common stock and/or preferred stock to complete a business combination, which would reduce the equity interest of our existing shareholders

         Our Certificate of Incorporation authorizes the issuance of up to15 million shares of our common stock. As of May 9, 2002, we have 2,150,000 shares issued and outstanding. We also have an aggregate of 122,000 options issued and outstanding as of May 9, 2002. As such, our Board of Directors has the power, without shareholder approval to issue up to 12,728,000 shares of our common stock. Although we have no commitments as of May 9, 2002, to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. Any issuances of additional securities, may

         -significantly reduce your equity interest in our company, -result in substantial dilution to our current shareholders -result in a change of control of the company, -adversely affect prevailing market prices for our common stock.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business

         We may seek additional financing to complete a business combination or to fund the operations and growth of a target business. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that such additional financing proves to be unavailable when needed to complete a particular business combination, we would, in all likelihood, be compelled to restructure the transaction or abandon that particular business combination and seek an alternative. In addition, our failure to secure additional financing could have a material adverse effect on the continued development and growth of our business.

There is a limited market for our stock and we cannot assure you that a more significant market will develop

         Our common stock is currently listed on the OTC Bulletin Board under the symbol "SRHO." There has been limited trading volume in our stock during the past two fiscal years, We cannot predict the extent to which investor interest in the company will lead to the development of a trading market or how liquid the trading market will become. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you. As a result, an investment in our common shares may be totally illiquid and investors may not be able to sell their shares in a timely manner or at prices they consider attractive.

As of May 1, 2002, our stock is a penny stock and sales are subject to additional market disclosures

         As of May 1, 2002, or stock is a "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00 per share. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. However, if our net tangible assets increase or our share price increases to over $5.00 per share, we will no longer be subject to the penny stock rules.

         Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

         -deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

         -Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

         -Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's accounts, the account's value and information regarding the limited market in penny stocks;

         -Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducing any penny stock transaction in the customer's account;

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. Moreover, our shares may only be sold or transferred by our shareholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered.

A large percentage of our stock is owned by our two directors

         Our two directors beneficially own 1,213,675 shares or approximately 56.45% of our outstanding common stock. These shareholders could, if they were to act together, affect the outcome of other shareholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transactions that be might be beneficial to you as a shareholder.

ITEM 7.   FINANCIAL STATEMENTS

Independent Auditors' Report ...............               F-1
Balance Sheet ..............................               F-2
Statement of Operations ....................               F-3
Statement of Changes in Shareholders' Equity               F-4
Statements of Cash Flows ...................               F-5
Notes to Financial Statements ..............               F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 14, 2001, we dismissed KPMG Peat Marwick ("KPMG"), as our independent accountants. Our decision to change accountants was approved by our Board of Directors. KPMG was not notified of this decision until October 2, 2001 and KPMG did not conduct a review our quarterly consolidated financial information in our Form 10-QSB for the quarter ended July 31, 2001. KPMG's report on our financial statements for the years ended January 31, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal year ended January 31, 2001, and the subsequent interim period through October 2, 2001, there were no disagreements with KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

         Effective as of September 14 2001, we engaged the firm of Fedman Sherb & Co., P.C. ("FS") as independent accountants for our fiscal year ending January 31, 2001, subject to FS's due diligence review. FS was also engaged effective as of September 14, 2001 to perform a review of the quarterly consolidated financial information included in our Form 10-QSB for the quarter ended January 31, 2002. We did not consult with FS regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by FS that was a factor considered by us in reaching our decision as to the accounting, auditing or financial reporting issues.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

Officers, Directors and Significant Employees as of March 28, 2002

         As of March 28, 2002, our directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:

Name                      Age            Position
----                      ---            --------
Robert E. Dixon            31            Co-Chief Executive Officer and Director
William G. Knuff, III      34            Co-Chief Executive Officer and Director
Arnold Roseman             54            Chief Financial Officer


         ROBERT E. DIXON was nominated to serve as a director of ours and our co-chief executive officer effective as of March 28, 2002. Since 1998, Mr. Dixon has served as the managing member of the investment firm of Sutter Capital Management LLC. Sutter Capital is the manager of Sutter Opportunity Fund 2, LLC. Prior to 1998, Mr. Dixon was attending business school.

         WILLIAM G. KNUFF, III was nominated to serve as a director of ours and our co-chief executive officer effective as of March 28, 2002. Since August 2001, Mr. Knuff has acted as a managing director of Sutter Capital Management LLC. Mr. Knuff has also acted as a consultant to RegalRetreats, LLC, an online luxury property registry, since he co-founded it in May 2000 as well as to GainsKeeper, Inc., a provider of automated financial tools and services for the investment community, since May 1999. From August 1998 until joining Sutter Capital Management LLC, he worked as a senior associate in investment banking at Robertson Stephens, Inc. Prior to 1998, Mr. Knuff was attending business school.

         ARNOLD I. ROSEMAN has served as our chief financial officer since June 2001 and chief financial officer of Shochet Securities since March 2000. From March 1999 to February 2000, Mr. Roseman served as director of compliance of First Colonial Securities Group, a broker-dealer located in Boca Raton, Florida. From February 1994 to October 1998, Mr. Roseman served as compliance director for Biltmore Securities, Inc. From 1983 to 1993, Mr. Roseman served as senior vice president and chief financial officer of First Institutional Securities. In addition, from 1973 to 1976, Mr. Roseman was employed by the National Association of Securities Dealers as a senior examiner and performed special projects for Nasdaq in Washington DC. Mr. Roseman received his B.A. - Finance (cum laude) from Franklin Pierce College.

Director Compensation

         Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no additional compensation for services rendered as members of the Company's Board of Directors.

Officers, Directors and Significant Employees prior to March 28, 2002

         Prior to the change of control on March 28, 2002, the following persons served as our officers, directors and key employees during fiscal 2001:

Name                      Age              Position
----                      ---              --------
Roger N. Gladstone         48              Chief Executive Officer
David F. Greenberg         54              President & Chief Operating Officer
John P. Margaritis         51              Director
Arnold I. Roseman          54              Chief Financial Officer


         ROGER N. GLADSTONE served as our chairman and chief executive officer from November 1999 through March 28, 2002. He has also served as an executive officer of our subsidiary, Shochet Securities, Inc. since November 1995. Mr. Gladstone has served as vice chairman of the board of directors of Firebrand Financial Group since June 1999 and as a director of that company since January 1987. From 1987 to June 1999, he served as president of Firebrand Financial Group.

         DAVID F. GREENBERG has served as our president, chief operating officer and a director from November 1999 through March 28, 2002. He has also served as chief operating officer of Shochet Securities from November 1995 through March 28, 2002. Mr. Greenberg has served as president of SSI Securities since June 1999. Mr. Greenberg was employed by GKN Securities Corp., a broker dealer and wholly owned subsidiary of Firebrand Financial Group, from 1991 to July 1999, initially as director of compliance and then as branch manager of its New York office. In January 1996, he became GKN's senior vice president and director of operations and risk management, in which capacity he served until January 2000. From 1985 to 1986, Mr. Greenberg served as president and chief executive officer of First New York Discount Corp., a broker-dealer, which he founded. From 1978 to 1985, Mr. Greenberg served in several capacities, including as director of compliance and branch liaison manager and general securities and options principal for US Clearing Corp. Mr. Greenberg also serves as a member of Securities Industry Association - Discount Brokerage Committee Year 2000.

         JOHN P. MARGARITIS served as a director from February 2000 through March 28, 2002. He has also served as a director of Firebrand Financial Group since August 1996. Mr. Margaritis served as president and chief executive officer of Firebrand Financial Group from December 1999 until December 2001 and as chairman of Firebrand Financial Group from December 2000 until December 2001. Mr. Margaritis has served as a consultant to Firebrand Financial Group since January 2002. From September 1998 to December 1999, Mr. Margaritis served as president and chief executive officer of The Hawthorn Group New York, an international public relations firm. From June 1997 until September 1998, Mr. Margaritis served as chief executive officer of Margaritis & Associates, a public relations consulting firm.

         NASDR MATTER. In August 1997, GKN Securities and certain of its executive officers, senior managers or former and present brokers, including Roger Gladstone and David Greenberg, reached settlements with the NASDR resolving an NASDR investigation concerning alleged excessive mark-ups on warrants for seven companies underwritten by GKN Securities and for which it made a market during the period from December 1993 through April 1996. This settlement was entered into without admitting or denying the NASDR's allegations. Under the settlement, GKN Securities consented to sanctions including censure, the payment of restitution, interest and fines of $1,723,000 and engaged an independent consultant to review GKN Securities' policies, practices and procedures relating to the fair pricing and commissions charged to customers and related to supervisory and compliance policies and structure and agreed to implement the recommendations of the independent consultant. Roger Gladstone consented to a censure, a $50,000 fine and a suspension from association in a capacity with any member of the NASD for 30 days. David Greenberg consented to a $15,000 fine and to a suspension from any supervisory position with any member of the NASD for 10 days.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely on review of Form 3's and Form 4's furnished to the Company, we believe that all of our officers, directors and 10% shareholders have complied with all applicable Section 16(a) requirements during fiscal 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The table below sets forth the aggregate compensation paid to our chief executive officer and all other executive officers that received compensation greater than $100,000 for the fiscal year ended January 31, 2002 (collectively, the "Named Executive Officers"). With respect to the Named Executive Officers, the Summary Compensation Table provides compensation information for services rendered to us during the fiscal years ended January 31, 2001 and 2002, respectively.

                                      SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                                                                                        LONG TERM
                                                                                      COMPENSATION
                                               ANNUAL COMPENSATION                       AWARDS
                                    -------------------------------------------------------------------
NAME AND                                                OTHER ANNUAL              SECURITIES UNDERLYING
PRINCIPAL           YEAR            SALARY($)           COMPENSATION ($)              OPTIONS/SARS (#)
POSITION
-------------------------------------------------------------------------------------------------------
ROGER N. GLADSTONE
Chief Executive
Officer             2002            120,000                   ---                        ---
                    2001            120,000              75,159.30(1)                   36,000
-------------------------------------------------------------------------------------------------------
DAVID GREENBERG
President           2002            150,000                   ---                        ---
                    2001            150,000              22,964.87(1)                   36,000
------------------------------------------------------------------------------------------------------

(1)      Represents brokerage commissions earned by these individuals.

Employment Arrangements

         During fiscal 2002, we had employment agreements with Roger Gladstone and David Greenberg. However, in connection with the change of control of our company in March 2002, these employment agreements were terminated.

Option Grants

         We did not grant any stock options to the Named Executive Officers during the fiscal year ended January 31, 2002.

Fiscal Year end Option Values

         The following table sets forth the fiscal year-end option values of outstanding options at January 31, 2002, and the dollar value of unexercised, in-the-money options for the Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2002.

                                    Number of Securities Underlying             Value of Unexercised
                                                                                   In-the-Money
                                    Unexercised Options at Fiscal Year End      at Fiscal Year End

Name                                      Exercisable/Unexercisable             Exercisable/Unexercisable
----                                      -------------------------             ------------------------
Roger N. Gladstone                          12,000/24,000                               0
David F. Greenberg                          12,000/24,000                               0


1999 Performance Equity Plan

         In November 1999, our board of directors adopted our 1999 Performance Equity Plan. Our stockholders approved the plan in December 1999. This plan authorizes the granting of awards of up to 350,000 shares of common stock to our key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. The plan is administered by our board of directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan. The plan will terminate at such time as no further awards may be granted and all awards granted under the plan are no longer outstanding. However, incentive options may only be granted until December 1, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 1, 2002, with respect to the number of shares of common stock beneficially owned by (i) each director of the Company, (ii) all directors and officers of the Company as a group and (iii) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities as of April 15, 2002. Except as indicated below, the address for each beneficial owner is c/o Sutter Capital Management, LLC, 150 Post Street, Suite 320, San Francisco, CA 94108. As of April 15, 2002, we had 2,150,000 shares of our common stock issued and outstanding.

Name of Individuals or Number               Amount and Nature of
of Persons in Group                                  Beneficial Ownership               Percentage of Class
-----------------------------------------------------------------------------------------------------------
Sutter Opportunity Fund 2, LLC              1,213,675                           56.45%
Robert E. Dixon                             1,213,675(1)                        56.45%
William G. Knuff, III                               0                            0
All Executive Officers and
Directors as a Group ( 2 persons)                                               56.45%

--------------------------
(1) Represents 1,213,675 shares of common stock to be held by Sutter Opportunity Fund 2, LLC. Mr. Dixon is the principal owner and manager of Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund 2, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We, Shochet Securities and Firebrand Financial Group and affiliates of Firebrand Financial Group engaged in a variety of transactions between and among each other in the ordinary course of our businesses. We have not retained an independent third party to evaluate transactions with Firebrand Financial Group and its affiliates and there has been no independent committee of the board of directors to evaluate these transactions. The terms and conditions of these transactions, including fees or other amounts paid by us connection with these transactions, were agreed upon by all parties. We believe that each of these affiliated transactions were no less favorable than those that could have been obtained on an arms-length basis from an unaffiliated party.

          On August 31, 2001, we completed the transactions contemplated by an agreement, dated August 1, 2001 and supplemented and amended on August 31, 2001 and November 7, 2001, with Shochet Securities, BlueStone Capital Corp. and BlueStone Holding Corp. Pursuant to the agreement, Shochet Securities sold and transferred to BlueStone the substantial majority of its securities brokerage accounts, registered representatives and employees and other tangible and intangible assets. The agreement also provided that BlueStone would assume an fully pay at the closing of the transaction Shochet's obligations with respect to a $500,000 principal subordinated note due in August 2001 issued by Shochet to Firebrand Financial Group. Following this transaction, Shochet Securities filed a Form BDW to relinquish its license as a broker-dealer and is no longer an operating subsidiary of ours.

         In connection with this transaction, we entered into an inter-company services agreement with Shochet Securities and Firebrand Financial Group, dated as of August 1, 2001. Under the services agreement, Firebrand Financial Group provided us and Shochet Securities with services in connection with the negotiation and consummation of the agreement; Firebrand Financial Group would assist Shochet Securities in the subsequent wind-down of its operations for a period not to exceed three-months from the date of the closing of the transaction; and Firebrand Financial Group would provide us and Shochet Securities with use of office space and other administrative and back-office services. As consideration for these services, during the fiscal year ended January 31, 2002, we paid to Firebrand Financial Group or accrued (and will subsequently pay such accrual during this fiscal year) a total of $119,109. This inter-company services agreement was terminated upon completion of the transaction under the purchase agreement between Firebrand Financial Group and the Sutter Fund.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

1.1 Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 in the Company's Registration Statement on Form SB-2 filed on February 23, 2000).

2.1 Agreement dated as of August 1, 2001, among Shochet Holding Corp., Shochet Securities, Inc., BlueStone Capital Corp. And HealthStar Corp. (incorporated by reference as Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 31, 2001 filed with the SEC on September 14, 2001).

2.2 Supplement and Amendment dated August 31, 2001 (incorporated by reference as
Exhibit 10.2 in the Company's Current Report on Form 8-K dated August 31, 2001 filed with the SEC on September 14, 2001).

2.3 Form of Inter-Company Services Agreement, dated as of August 1, 2001, by and among Shochet Holding Corp., Shochet Securities, Inc. and Firebrand Financial Group, Inc. (incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated August 31, 2001 filed with the SEC on September 14,
2001).

2.4 Agreement dated as of November 7, 2001 among Shochet Holding Corp., SSI Securities Corp., Bluestone Capital Corp., BlueStone Holding Corp. And Sands Brothers & Co., Ltd. (incorporated by reference as Exhibit 10.4 in the Company's Amended Current Report on Form 8-K dated August 1, 2001 filed with the SEC on November 14, 2001).

3.1 Certificate of Incorporation of Shochet Holdings Corp. (incorporated by reference as Exhibit 3.1 in the Company's Registration Statement on Form SB-2 filed with the SEC on February 23, 2000.

3.2 Certificate of Amendment of Shochet Holdings Corp. (incorporated by reference as Exhibit 3.2 in the Company's Registration Statement on Form SB-2 filed on February 23, 2000).

3.3 Certificate of Amendment of Shochet Holdings Corp. (incorporated by reference as Exhibit 3.2 in the Company's Registration Statement on Form SB-2, filed on February 23, 2000).

3.4 Bylaws of Shochet Holding Corp. (incorporated by reference as Exhibit 3.2(a) in the Company's Registration Statement on Form SB-2, filed on February 23,
2000).

3.5 Amendment No. 1 to Bylaws of Shochet Holding Corp. (incorporated by reference as Exhibit 3.3 in the Company's Registration Statement on Form SB-2, filed on February 23, 2000).

10.1 1999 Performance Equity Plan (incorporated by reference as Exhibit 10.1 in the Company's Registration Statement on Form SB-2, filed on February 23, 2000).

21.1 List of Subsidiaries

B.       Reports on Form 8-K

         On October 2, 2001, we filed a Report on Form 8-K dated September 14, 2001 reporting information contained in Item 4 - Change in Registrant's Certifying Accountant.

         On October 10, 2001, we filed an amendment to a Report on Form 8-K dated October 2, 2001 reporting information contained in Item 4 - Change in Registrant's Certifying Accountant.

         On October 18, 2001, we filed an amendment to a Report on Form 8-K dated October 2, 2001 reporting information contained in Item 4- Change in Registrant's Certifying Accountant.

         On November 14, 2001, we filed an amendment to a Report on Form 8-K dated August 31, 2001 reporting information contained in Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits, which contained pro forma financial statements of our company, with respect to the sale and transfer to BlueStone of our Brokerage Assets. We filed an unaudited pro forma balance sheet as of July 31, 2001, an unaudited pro forma statement of operations for the six months ended July 31, 2001 and for the year ended January 31, 2001.

C.       Exhibits

         Exhibits required by Section 601 of Regulation SB (see (A) above)

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2002.

                                  /s/ Robert Dixon
                                  ----------------
                                  Robert Dixon
                                  Co-Chief Executive Officer
                                  (Principal Executive Officer and
                                  Principal Financial Officer)

         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                       Title                              Date

/s/Robert Dixon                 Co-Chief Executive Officer         May 15, 2002
---------------                 And Director


/s/ William G. Knuff, III       Co-Chief Executive Officer         May 15, 2002
-------------------------       and Director

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                        (Formerly Shochet Holdings, Inc.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JANUARY 31, 2002 AND 2001




                                    CONTENTS


Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Stockholders' Equity...........................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Sutter Holding Company Inc.

We have audited the accompanying consolidated balance sheet of Sutter Holding Company Inc. and Subsidiaries (formerly Shochet Holding Corp.) as of January 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended January 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutter Holding Company Inc. and Subsidiaries (formerly Shochet Holding Corp.) as of January 31, 2002 and the results of their operations and their cash flows for the two years ended January 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Sutter Holding Company (formerly Shochet Holding Corp.) will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 Feldman Sherb & Co., P.C.
                                                 Certified Public Accountants

New York, New York
April 29, 2002

                     SUTTER HOLDING COMPANY AND SUBSIDIARIES
                        (Formerly Shochet Holdings Corp.)
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2002


ASSETS:
   Cash and cash equivalents ...................................   $  1,164,000
   Notes receivable from officers and employees, net ...........         10,000
   Other assets ................................................          4,000
                                                                   ------------

        Total Assets ...........................................   $  1,178,000
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued expenses .......................   $    746,000
   Notes payable ...............................................         66,000
                                                                   ------------

        Total Current Liabilities ..............................        812,000
                                                                   ------------


STOCKHOLDERS' EQUITY:
    Preferred stock ($.0001 par value; 1,000,000 shares
       authorized no shares issued and outstanding) ............              -
    Common stock ($.0001 par value; 15,000,000 shares
       authorized; 2,245,000 shares issued and outstanding) ....              -
    Treasury stock .............................................       (238,000)
     Loans to officers and employees ...........................        (18,000)
    Additional paid-in capital .................................     10,196,000
    Accumulated deficit ........................................     (9,574,000)
                                                                   ------------

        Total Stockholders' Equity .............................        366,000
                                                                   ------------

        Total Liabilities and Stockholders' Equity .............   $  1,178,000
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     SUTTER HOLDING COMPANY AND SUBSIDIARIES
                        (Formerly Shochet Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Year
                                                         Ended January 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------
REVENUES:
   Investment banking ........................     $         -      $   289,000
   Interest ..................................          25,000          181,000
                                                   -----------      -----------

          Total Revenues .....................          25,000          470,000
                                                   -----------      -----------

OPERATING EXPENSES:
   Compensation and benefits .................          52,000                -
   Professional fees .........................         364,000          222,000
   Other expenses ............................         269,000           83,000
                                                   -----------      -----------

        Total Operating Expenses .............         685,000          305,000
                                                   -----------      -----------

Income (loss) from continuing operations .....        (660,000)         165,000

DISCONTINUED OPERATIONS:
   Loss from discontinued  operations ........      (5,287,000)      (3,240,000)
                                                   -----------      -----------

NET LOSS .....................................     $(5,947,000)     $(3,075,000)
                                                   ===========      ===========

Basic and diluted loss per common share:
  Income (loss) from continuing operations ...     $     (0.29)     $      0.07
  Loss from discontinued operations ..........           (2.36)           (1.44)
                                                   -----------      -----------

  Net loss per common share ..................     $     (1.09)     $     (0.33)
                                                   ===========      ===========

Weighted Shares used in calculations:
  Basic and diluted ..........................       2,245,000        2,245,000
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     SUTTER HOLDING COMPANY AND SUBSIDIARIES
                        (Formerly Shochet Holdings Corp.)
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Years ended
                            January 31, 2002 and 2001

                                                                       Loans to
                                          Common Stock                 Officers    Additional
                                       ------------------   Treasury      and        Paid-in    Accumulated
                                        Shares    Amount      Stock    Employees     Capital      Deficit        Total
                                       ---------  -------   ---------  ---------   -----------  -----------   -----------
Balance at January 31, 2000 .........  1,200,000  $     -   $      -   $       -   $ 2,270,000  $  (552,000)  $ 1,718,000

   Net proceeds sale of common stock   1,045,000        -          -           -     7,926,000            -     7,926,000

   Purchase of treasury stock .......          -        -   (122,000)          -             -            -      (122,000)

   Loans to officers and employees
     for the purchase of common stock          -        -          -    (166,000)            -            -      (166,000)

   Net loss .........................          -        -          -           -             -   (3,075,000)   (3,075,000)
                                       ---------  -------  ---------   ---------   -----------  -----------   -----------

Balance at January 31, 2001 .........  2,245,000        -   (122,000)   (166,000)   10,196,000   (3,627,000)    6,281,000

   Purchase of treasury stock .......          -        -   (116,000)          -             -            -      (116,000)

   Repayment of loans to officers
     and employees for the
     purchase of common stock .......          -        -          -     148,000             -            -       148,000

   Net loss .........................          -        -          -           -             -   (5,947,000)   (5,947,000)
                                       ---------  -------  ---------   ---------   -----------  -----------   -----------

Balance at January 31,2002 ..........  2,245,000  $     -  $(238,000)  $ (18,000)  $10,196,000  $(9,574,000)  $   366,000
                                       =========  =======  =========   =========   ===========  ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     SUTTER HOLDING COMPANY AND SUBSIDIARIES
                        (formerly Shochet Holdings Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Year Ended January 31,
                                                                        ------------------------------
                                                                           2002               2001
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations .....................      $  (660,000)      $   165,000
    Adjustments to reconcile net (loss) income to net cash flows provided by (used) in operating activities:

   (Increase) decrease operating assets:
           Securities purchased under agreement to resell ........        3,043,000        (3,043,000)
           Notes receivable from officers and employees, net .....           22,000          (288,000)
           Deferred IPO costs, net ...............................                -           301,000
           Other assets ..........................................           73,000           138,000

   Increase (decrease) in operating liabilities:
    Note payable related party ...................................         (103,000)                -
           Accounts payable and accrued expenses .................          746,000           (60,000)
                                                                        -----------       -----------

   Net cash provided by (used in ) continuing operating activities        3,121,000        (2,787,000)
                                                                        -----------       -----------

    Loss from discontinued operations ............................       (5,287,000)       (3,240,000)
    Adjustments to reconcile net loss to net cash flows
        used in discontinued operations:
          Net increase in net assets from discontinued operartions        1,436,000          (579,000)
                                                                        -----------       -----------

   Net cash used in discontinued operating activities ............       (3,851,000)       (3,819,000)
                                                                        -----------       -----------

   Net cash used in operating activities .........................         (730,000)       (6,606,000)
                                                                        -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock ...........................                -         7,926,000
                                                                        -----------       -----------

Net cash provided by financing activities ........................                -         7,926,000
                                                                        -----------       -----------

Net increase (decrease) in cash and cash equivalents .............         (730,000)        1,320,000

Cash and cash equivalents - beginning of year ....................        1,894,000           574,000
                                                                        -----------       -----------

Cash and cash equivalents - end of year ..........................      $ 1,164,000       $ 1,894,000
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ......................................................              $ -       $    51,000
                                                                        ===========       ===========
   Income Taxes ..................................................              $ -               $ -
                                                                        ===========       ===========

Treasury stock received for note receivable ......................      $    32,000       $   288,000
                                                                        ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial statements include the activities of Shochet Holding Company Corp. ("Shochet"), Shochet Investment Adviser Corp., Shochet Mortgage Corp. and SSI Securities Corp. (formerly Shochet Securities Inc. and referred to herein as "SSI"), Shochet's broker-dealer subsidiary. The foregoing entities are referred to herein collectively as the "Company". Through SSI, the Company was engaged primarily in providing full service discount brokerage services through six branch offices, all of which are in Florida.

On August 31, 2001, the Company transferred ("Asset Sale") substantially all of the assets comprising its securities brokerage business, including retail and institutional accounts (collectively, the "Brokerage Assets"), to BlueStone Capital Corp. ("BlueStone"). The Asset Sale was made under the terms of an agreement by and among the Company, SSI, BlueStone and BlueStone's parent company, BlueStone Holding Corp. (formerly HealthStar and referred to herein as "BHC"), dated August 1, 2001 and amended on August 31, 2001 ("August 2001 Agreement"). On November 7, 2001, the Company, SSI, BlueStone, BHC and Sands Brothers & Co., Ltd. ("Sands") entered into an agreement ("November 2001 Agreement) which served to amend and supplement the August 2001 Agreement, including certain terms of consideration payable to the Company, and allowed for the transfer of the Brokerage Assets from BlueStone to Sands. Accordingly, the financial position, results of operations and cash flows of SSI, have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements and notes thereto.

On March 28, 2002, there was a change in control of the Company when our majority shareholder, Firebrand Financial Group, Inc. ("Firebrand") sold 1,213,675 shares, or approximately 56.4% of its common stock to Sutter Opportunity Fund 2 LLC. ("Sutter Fund"). On April 9, 2002, the Company changed its name from Shochet Holdings Corp. to Sutter Holding Company, Inc ("Sutter").

Basis of Presentation

The consolidated statements include the accounts of Sutter and its wholly and partially owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts.

Concentration of Credit Risk

Credit losses, if any, has been provided for in the financial statements based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject tom any unusual or significant risks, in the normal course of business.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Fair Value of Financial Instruments

The Company's financial instruments consists principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of January 31, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Securities Transactions

Securities transactions and the related revenue and expenses, including commission revenue and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased consist primarily of equities and are stated at quoted market values. Unrealized gains and losses are included in other revenue.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carry forwards may be limited in any one year due to IRS Code
Section 382, change of ownership rules.

Net Loss per Common Share

The Company uses the provisions Statement of Financial Accounting Standard No 128, "Earnings per share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of the stock and warrants using the treasury stock method.

For the period presented, dilutive net loss per share was the same as basic net loss per share since the inclusion of stock options and warrants would be anti-dilutive. In the event that the Company was to report net income in the future periods, these stock options and warrants could have a dilutive effect on future per share calculations in those periods.

Long-Lived Assets

In accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock Based Compensation," establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt, for employee options the fair value based method but instead discloses the pro forma effects of the calculation required by the statement.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock and to determine the dividend, liquidation, conversion and redemption, and other rights, preferences and limitations of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights, which could negatively affect the voting power or, other rights of the holders of the Common Stock.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of January 31, 2002, the Company had no unamortized goodwill.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

NOTE 2 - DISCONTINUED OPERATIONS

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

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002


NOTE 2 - DISCONTINUED OPERATIONS (Continued)

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

NOTE 3 - GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations of $9,574,000 since inception and has discontinued substantially all of its operating activities. The Asset Sale was a significant transaction and its impact on the Company's future results is uncertain as of the date of the consolidated financial statements. The Company plans to seek the acquisition of complimentary and/or other businesses and assets. However, there can be no assurance that the Company will be able to attract capital as may be required to fund such acquisitions or other operations on reasonable terms and/or to identify and acquire attractive businesses and related assets.

NOTE 4 - NOTE PAYABLE

During December 2000, the Company entered into a promissory note agreement with a former shareholder. As of January 31, 2002, the amount outstanding under the note was $65,659. The note requires monthly principal payments of $6,000 until December 20, 2002.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002

NOTE 5 - INCOME TAXES

As of January 31, 2002, the Company has available unused net operating loss ("NOL") carryovers of approximately $9,300,000 that may be applied against future taxable income and expire at various times thru January 31, 2022. The Company believes that an "Ownership Change" occurred within the meaning of
Section 382 of the IRS Code.

Under the ownership change, the amount of income that may be offset each year by NOL carryforwards is generally limited to an amount determined by multiplying the fair market value of the Company's outstanding equity just prior to the ownership change by the federal long-term tax-exempt rate published by the IRS. As result of net losses, since inception, and Section 382 limitations, the Company has fully reserved the tax benefit of these losses because the likelihood of realization of the tax benefits cannot be determined.

                                                      2002
                                                  -----------
                 Deferred Tax asset:
                 Net operating loss carryforward  $ 3,997,000
                 Valuation allowance ...........   (3,997,000)
                                                  -----------
                 Net deferred tax asset ........  $         -
                                                  ===========

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

During December 2000, Shochet Securities entered into note agreements with several officers and employees amounting to $166,000 to be used for the purchase of the Company's common stock. These advances are classified as loans to officers and employees and are reflected as a reduction of capital. The notes bear interest at 6 percent per annum and are due during December 2002. During the year ended January 31, 2002, the Company converted $148,000 of Loans to officers and employees and resulted in an increase of $116,000 in treasury stock. Included in treasury stock are 20,000 shares of the Company's common stock with a fair value of $238,000 held by the Company at January 31, 2002

Stock Options and Warrants

FFGI Compensation Plans

(a) Employee Incentive Plan

The Company participated in FFGI's 1991 Employee Incentive Plan (the "FFGI Plan"), which provided for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees, and consultants. FFGI may grant options for up to five million shares of common stock under the FFGI Plan. The options may qualify as incentive stock options under Section 433 of the Internal Revenue Code of 1986 (the "Code"), as amended. The exercise price of each option granted under the FFGI Plan is determined by FFGI's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of FFGI's stock on the date of grant.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Stock Options and Warrants - Continued

The exercise price of nonqualified options must be at least equal to 65 percent of the fair market value of FFGI's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and nonqualified options have maximum terms of 13 years. At January 31, 2002, there were 369,000 stock options outstanding to employees of the Company. Each option has an exercise price significantly above the market value of the underlying stock at January 31, 2002.

(b) Stock Award Plan

 The Company participates in FFGI's 1996 Incentive Compensation Plan, which provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of FFGI's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares, which may be awarded under the plan, is one million. As of January 31, 2002, less than 72,000 shares had been awarded to two prior shareholders of the Company. The Company recognized no compensation expense for stock awards under this plan.

Compensation Plan

(a) Stock Option Plan

The Company adopted a Performance Equity Plan (the "Plan"), which provides for the issuance of stock, stock options, appreciation rights, stock reload options and other stock-based awards to officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to 350,000 shares of common stock. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended. Under the code, the exercise price of each option granted under the Plan is determined by the Company's board of directors at the time of grant. The exercise price for incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants. At January 31, 2002, there were 234,000 stock options outstanding. Each option has a maximum contractual life of 10 years from the date of grant. All options commence vesting on the one-year anniversary date of grant and vest in three annual, equal installments. Each option has an exercise price above the market value of the underlying stock at January 31, 2002. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for stock option awards under the Plan consistent with the method of SFAS 123, the Company would have recorded an additional compensation expense for the year ended January 31, 2001 of $308,000.

                  SUTTER HOLDING COMPANY INC. AND SUBSIDIARIES
                        (Formerly Shochet Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002


NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

Compensation Plan

(b) Non-employee Stock Compensation

During the year ended January 31, 2001, the Company granted 50,000 stock options to the Company's spokesman. The fair value of the options, was estimated to be $87,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0 percent, expected volatility of 169 percent, risk-free interest rate of 6.42 percent, and expected life of five years. The Company recorded the fair value of these options as an expense on October 24, 2001, the vesting date.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases office facilities for its operations on a six-month noncancelable lease expiring on June 30, 2002. As of January 31, 2002, the Company's primary office facility was located in Boca Raton, Florida.


The Company leased office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. The Company agreed to sublease or assign to Bluestone or Sands all of the Company's rights, title and interest under specific leases, as defined in the August 2001 Agreement and November 2001 Agreement. Sands and Bluestone has assumed the Company's obligation to pay the monthly rental payments under each respective lease. At January 31, 2002, future minimum rental commitments under such leases were approximately $1,200,000 in the aggregate. Although, the Company is seeking to negotiate out of its existing lease obligations, there can be no assurance that it will be successful. The Company has been made aware that neither Bluestone nor Sands has made any rental payments under these leases as required under the August 2001 Agreement and the November 2001 Agreement. Accordingly, the Company believes it is likely that litigation may be commenced by the landlords against the Company. The Company intends to assert its rights for indemnification for liability under these leases against BlueStone and Sands and to pursue other available remedies. As of January 31, 2002, the Company has accrued approximately $415,000 to offset any contingency arising from operating leases.

Litigation

The Company is a defendant in several separate lawsuits filed as a result of securities activities in the ordinary course of business. The Company believes the suits are completely without merit and intends to vigorously defend its position and thus has not made an accrual at year-end.