Form 10-Q
period 2002-04-30
SUTTER HOLDING CO INC
filed 2002-06-17
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED April 30, 2002


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                     Commission File Number: 001-15733

                          SUTTER HOLDING COMPANY, INC.

             (Exact name of registrant as specified in its charter)



          Delaware                                   59-2651232
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


                           150 Post Street, Suite 405
           (Address of principal executive offices including zip code)


                                 (415) 788-1441
               (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares of common stock, $.01 par value, outstanding as of April 30, 2002 was 2,150,000.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements                                             2
             Balance Sheets                                                   2
             Statements of Operations                                         3
             Statements of Cash Flows                                         5
             Notes to the Financial Statements                                5
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            5
Item 3.      Quantitative and Qualitative Disclosures about Market Risk       6
PART II. OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K                                 7
Signatures                                                                    8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SUTTER HOLDING COMPANY, INC.

                                 BALANCE SHEETS

SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     30-Apr-02       31-Jan-02
Assets:
Cash and cash equivalents                                           $   68,544      $1,164,000
Accounts Receivable                                                 $    3,607      $   10,000
Other Current Assets                                                $1,177,108      $        0
Other Assets                                                        $   13,896      $    4,000
                                                                     ----------      ----------
         Total Assets                                               $1,263,155      $1,178,000


Liabilities:

Accounts payable and accrued expenses                               $  349,563      $  746,000
Notes payable                                                       $  456,062      $   66,000
                                                                     ----------      ----------
         Total Liabilities                                          $  805,625      $  812,000



Preferred stock ($.0001 par value; 1,000,000 shares
   authorized no shares issued and outstanding)                              -
Common stock ($.0001 par value; 15,000,000 shares
   authorized; 2,150,000 shares issued and outstanding)                      -
Treasury stock                                                       ($247,177)      ($238,000)
 Loans to officers and employees                                            $0        ($18,000)
Additional paid-in capital                                         $10,651,620     $10,196,000
Accumulated deficit                                                ($9,911,898)    ($9,574,000)
                                                                   ------------    ------------

    Total Stockholders' Equity                                     $   457,531     $   366,000
                                                                   ------------    ------------

    Total Liabilities and Stockholders' Equity                     $ 1,263,155     $ 1,178,000






  The accompanying notes to the financial statements are an integral part of these statements.

                                               2

                          SUTTER HOLDING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                             For the 3 months ended
                                            30-Apr-02       30-Apr-01
Revenues:
              Interest                       $    314     $   179,000
              Other                          $ 10,300     $ 1,762,000
                                             --------     -----------
              Total Revenues                 $ 10,614     $ 1,941,000


Expenses:
              Operating Expenses            $ 145,878     $ 3,249,000
              Other                         $       -     $   280,000
                                            ---------     -----------
              Total Expenses                $ 145,878     $ 3,529,000

Net Income                                  $(135,265)    $(1,588,000)

Weighted Average Common Shares
Outstanding, Basic & Diluted                2,150,000       2,245,000

Basic and Diluted earnings (loss)
per share                                     $ (0.06)        $ (0.71)

















             The accompanying notes to the financial statements are
                     an integral part of these statements.

                          SUTTER HOLDING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                  For the 3 Months ended
                                                                                 30-Apr-02       30-Apr-01
Operating Activities

              Net Income                                                        $ (135,265)    $(1,588,000)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                          Depreciation & Amortization                          $         -     $    89,000
                          Other                                                $         -     $         -
                          (Increase) Decrease in Operating Assets              $     6,003     $ 3,565,000
                          Increase (Decrease) in Operating Liabilities         $  (179,786)    $  (452,000)
                                                                                -----------     -----------
              Net cash provided by operating activities                        $  (309,048)    $ 1,614,000

Investing Activities
              Purchase of Investments                                          $(1,174,595)    $         -
              Purchase of Property & Equipment                                 $    (1,993)    $   (78,000)
              Other                                                            $     8,833     $         -
                                                                                -----------     -----------
              Net cash provided by investing activities                        $(1,167,755)    $   (78,000)

Financing Activities
              Loans to Officers & Employees                                    $         -     $   (91,000)
              Increase (decrease) in Notes Payable                             $   390,493     $   (23,000)
              Reduction in Treasury Stock                                      $    (8,750)    $    32,000
                                                                                -----------     -----------
              Net cash provided by financing activities                        $   381,743     $   (82,000)

Net increase (decrease) in cash and cash equivalents                           $(1,095,060)    $ 1,454,000

Cash at beginning of period                                                    $ 1,163,604     $ 1,894,000

Cash at end of period                                                          $    68,544     $ 3,348,000










The accompanying notes to the financial statements are an integral part of these statements.

                          SUTTER HOLDING COMPANY, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


1.   Significant Accounting Policies


     The interim financial statements have been prepared by Sutter Holding Company, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2001 Annual Report filed on Form 10-K dated January 31, 2002.
     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of April 30, 2002, the results of its operations for the quarter ended April 30, 2002, and its cash flows for the quarter ended April 30, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

 2.    Forward Looking Statements

 This Quarterly Report on Form 10-QSB contains certain forward-looking statements and information relating to Sutter Holding Company, Inc., formerly known as Shochet Holdings, Inc. ("we", "us" or the "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this Quarterly Report, the words "anticipate," "believe", estimate", expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view about our proposed business operations are subject to certain risks, uncertainties and assumptions, including among others: (i) a general economic downturn; (ii) a general lack of interest in engaging in a transaction with a public registered company, (iii) federal or state securities laws or regulations that have an adverse effect on trading in "penny stocks" and other risks and uncertainties. Should any of these risks of uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, estimated or expected.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During August 2001, we discontinued substantially all of our business operations except for the maintenance of our corporate existence and the search for potential acquisition candidates. Our plan is to acquire businesses in exchange for cash or shares of our common stock or a combination thereof.

The First Quarter ended April 30, 2002 compared to the First Quarter ended April 30, 2001

Revenues

Revenues were $10,614 for the quarter ended April 30, 2002 compared to $1,941,000 for the quarter ended April 30, 2001, which resulted in a decrease of 99.5%. The decrease is attributable to the fact that the company completely ceased all operations of its former businesses which consisted of brokerage, insurance, investment banking and investment management services. Revenues for the most recent period are derived entirely from interest on cash and marketable securities. Currently, the company is not engaged in any revenue producing business. Pending an acquisition or some other event consistent with the company's business plan, the company anticipates that the majority of its near-term revenues will come from interest and dividends on cash and securities held for investment.

Operating Expenses

Operating expenses were $145,878 for the quarter ended April 30, 2002 compared to $3,529,000 for the quarter ended April 30, 2001, which resulted in a decrease of 95.9%. The reason for this decrease is similar to that given for the decline in revenues in that it is attributable largely to the dissolution and winding-up of the company's former operations. In the near-term, operating expenses can be expected to be related, in large part, to the costs of maintaining public company status.

No additional meaningful comparisons can be made for the quarter ended April 30, 2002 as compared to the quarter ended April 30, 2001.

As a result of the above, the company reported a net loss of $135,265 for the quarter ended April 30, 2002 compared to a net loss of $1,588,000 for the quarter ended April 30, 2001; a decrease of 91.5%.

Earnings Per Share

The company lost $0.063 per basic and diluted share for the quarter ended April 30, 2002 compared to the loss of $0.71 per basic and diluted share for the quarter ended April 30, 2001.

Weighted Average Common Shares Outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted losses per common share was 2,150,000 for the quarter ended April 30, 2002 compared to 2,245,000 for the quarter ended April 30, 2001.

Liquidity and Capital Resources

As of April 30, 2002, the company had cash and current assets equal to $1,249,259.

During the quarter ended April 30, 2002, net cash used in operating activities was $309,048 compared to net cash provided by operating activities of $1,614,000 for the quarter ended April 30, 2001. The primary reason for the decrease in cash provided by operating activities was the dissolution and winding-up of all former business activities.

During the quarter ended April 30, 2002, net cash used in investing activities was $1,167,755 compared to $78,000 used during the quarter ended April 30, 2001. The increase in cash used in investing activities was primarily due to current assets acquired in the amount of $1,174,595. Current assets acquired during the quarter include interests in certain oil and gas partnerships purchased for $737,094.70, a judgment against Grupo Bufete S.A. de C.V., a Mexico based real estate company, with a face value of $390,909.36 purchased for $175,000.00, and an equity interest in HFD Investors, LLC, a California based company with loans secured by several motel properties, purchased for $262,500.00. The Grupo Bufete judgment, the HFD equity interest, and $328,718.60 of the oil and gas interests were purchased for cash from Sutter Opportunity Fund, LLC, a fund managed by Sutter Capital Management, LLC and an affiliate of the company. The other $408,375.70 in oil and gas interests acquired during the quarter were purchased from Sutter Opportunity Fund 2, LLC, also managed by Sutter Capital Management, LLC and the majority shareholder of the company, in exchange for a two-year note bearing interest at 10%. The note requires no cash payment for two years, and Sutter Opportunity Fund 2, LLC has the option to convert the note to common stock of the company at the market price of the common stock, provided, however, that unless there shall have occurred an event of default, the conversion price of the note shall not be less than $0.25 per share nor more than $0.50 per share. Adjusting for the reverse stock split that was effective June 13, 2002, the conversion price of the note was changed to not less than $5.00 per share nor more than $10.00 per share.

Net cash provided by financing activities during the quarter ended April 30, 2002 was $381,743 compared to net cash provided by financing activities of ($82,000) for the quarter ended April 30, 2001. Included in cash provided by financing activities is the note payable to an affiliate in the amount of $408,
375.70 described above.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

At the end of the quarter, approximately 61% of the company's total assets were invested in oil and gas partnership interests. The company is currently therefore exposed to risks associated with the market prices for oil and natural gas. However, these interests were acquired largely because of the near term cash flow they are expected to provide the company from quarterly dividends. The company does not anticipate that its long term future business, or any significant part of its future assets, will be related to the oil and gas industries.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     None.

b. Reports on Form 8-K

     On April 16, 2002, the Company filed a report on Form 8-K, which is incorporated herein by reference, disclosing a change of control.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 SUTTER HOLDING COMPANY, INC.


Date: June 17, 2002           By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer

Date: June 17, 2002           By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Executive Officer