Form 10-Q/A
period 2002-04-30
SUTTER HOLDING CO INC
filed 2002-06-21
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

     The number of shares of common stock, $.01 par value, outstanding as of April 30, 2002 was 2,150,000.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements                                             2
             Balance Sheets                                                   2
             Statements of Operations                                         3
             Statements of Cash Flows                                         4
             Notes to the Financial Statements                                5
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            5
Item 3.      Quantitative and Qualitative Disclosures about Market Risk       7
PART II. OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K                                 8
Signatures                                                                    9

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

Change in Accountants

On or about May 1, 2002, the Registrant terminated the engagement of Feldman Sherb & Co., P.C. ("FS"), as its principal independent accountants. The decision to change accountants was approved by Registrant's Board of Directors. FS was not notified of this decision until June18, 2002, and FS did not conduct a review the Registrant's quarterly consolidated financial information in this Form 10-QSB for the quarter ended April 30, 2002. FS's report on the Registrant's financial statements for the year ended January 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor as it qualified or modified as to uncertainty, audit scope or accounting principles. During Registrant's fiscal year ended January 31, 2002, and the subsequent interim period through June 18, 2002, there were no disagreements with FS on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of FS would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period.

Effective as of May 1, 2002, Registrant engaged the firm of Regalia & Associates ("Regalia"), Danville, California, as independent accountants for its fiscal year ending January 31, 2003. Regalia was also engaged effective as of May 1, 2002 to perform, and did perform, a review of the quarterly consolidated financial information included in this Form 10-QSB for the quarter ended April 30, 2002. Registrant did not consult with Regalia regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Regalia that was a factor considered by Registrant in reaching its decision as to accounting, auditing or financial reporting issues.


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


 SUTTER HOLDING COMPANY, INC.


Date: June 20, 2002           By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer
Date: June 20, 2002           By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Executive Officer