Form 10-Q
period 2002-07-31
SUTTER HOLDING CO INC
filed 2002-09-11
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED July 31, 2002


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

     The number of shares of common stock, $.0001 par value, outstanding as of September 13, 2002 was 234,742.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements                                              2
            Balance Sheets                                                    2
            Statements of Operations                                          3
            Statements of Cash Flows                                          4
            Notes to the Financial Statements                                 5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        7
PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                  8
Signatures                                                                    8

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                               SUTTER HOLDING COMPANY, INC.
                                      CONSOLIDATED
                                     BALANCE SHEETS
                                       (Unaudited)
                                  As of July 31, 2002



ASSETS:
     Current Assets
         Cash and Cash Equivalents                                                 50,413
         Account Receivable                                                         6,160
         Other Current Assets                                                       5,205
         Fixed Assets                                                               1,661
                                                                 -------------------------
             Total Current Assets                                                  63,439

     Long Term Assets
         Assets Held for Investment                                             1,805,478
                                                                 -------------------------
         TOTAL ASSETS                                                           1,868,917
                                                                 =========================
LIABILITIES
     Liabilities
         Accounts Payable and Accrued Expenses                                    277,581
         Long Term Liabilities                                                    462,023
                                                                 -------------------------
     TOTAL LIABILITIES                                                            739,604
EQUITY
         Preferred stock ($0.0001 par value; 1,000,000
         authorized; No shares issued and outstanding
         Common Stock ($0.0001 par value; 15,000,000                                   21
         shares authorized; 224,742 issued and outstanding)
         Accumulated Deficit                                                  (10,082,540)
         Additional Paid in Capital                                            11,211,832
                                                                 -------------------------
     TOTAL EQUITY                                                               1,129,313
                                                                 -------------------------
TOTAL LIABILITIES & EQUITY                                                      1,868,917
                                                                 =========================




The accompanying notes to the financial statements are an integral part of these statements.

                                                SUTTER HOLDING COMPANY, INC.
                                                        CONSOLIDATED
                                                  STATEMENTS OF OPERATIONS

                                                        (Unaudited)

                                                       For the 3 months ended July 31,           For the 6 months ended July 31,
                                                       -----------------------------------------------------------------------------
                                                            2002               2001                   2002               2001
                                                       ---------------    ---------------        ----------------   ---------------
     Revenue
        Dividend/Interest Income                                $ 104            $ 1,000                   $ 418          $ 24,000
        Other Income                                           18,986                  0                  29,286                 0
                                                       ---------------    ---------------        ----------------   ---------------
     Total Revenue                                             19,090              1,000                  29,704            24,000

     Expenses
        General and Administrative                             21,399             14,000                 139,532            79,000
        Depreciation Expense                                      249                  0                     332                 0
        Interest Expense                                       11,216                  0                  11,216                 0
        Professional Fees                                      21,603              5,000                  49,267            31,000
                                                       ---------------    ---------------        ----------------   ---------------
     Total Expense                                             54,467             19,000                 200,347           110,000
                                                       ---------------    ---------------        ----------------   ---------------

Income (Loss) from Continuing Operations                      (35,377)           (18,000)               (170,643)          (86,000)
                                                       ---------------    ---------------        ----------------   ---------------

     Income (Loss) from Discontinued Operations                     0           (958,000)                      0        (2,478,000)
                                                       ---------------    ---------------        ----------------   ---------------
Net Loss for the period ended July 31, 2002                 $ (35,377)        $ (976,000)             $ (170,643)     $ (2,564,000)
                                                       ===============    ===============        ================   ===============











                  The accompanying notes to the financial statements are an integral part of these statements.

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended July 31, 2002

                                   (Unaudited)





    OPERATING ACTIVITIES
        Net Income                                                     (170,643)
        Adjustments to reconcile Net Income
        to net cash provided by operations:
           Dividend/Interest Income                                         570
           Account Receivable                                             4,322
           Prepaid Expenses                                                (898)
           Accounts Payable and Accrued Expenses                       (251,768)
                                                          ----------------------
    Net cash provided by Operating Activities                          (418,416)
    INVESTING ACTIVITIES
        Current Assets Acquired                                      (1,805,478)
        Fixed Assets                                                     (1,993)
        Depreciation                                                        332
                                                          ----------------------
    Net cash provided by Investing Activities                        (1,807,138)
    FINANCING ACTIVITIES
        Increase in Notes Payable                                       396,454
        Common Stock Issued                                             715,910
                                                          ----------------------
    Net cash provided by Financing Activities                         1,112,364
Net cash increase for period                                         (1,113,190)
Cash at Beginning of Period                                           1,163,604
                                                          ----------------------
Cash at end of period                                                    50,414
                                                          ======================











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

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of July 31, 2002, the results of its operations for the quarter and six months ended July 31, 2002, and its cash flows for the six months ended July 31, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

 3.    Subsequent Events

 On September 3, 2002, the Company borrowed $600,000 from a private lender. The terms of the loan include monthly payments of interest only at an 8% annualized rate, with the full face amount of the loan due in four years. The loan is convertible into common stock of the Company, with certain restrictions, at $15.00 per share. The conversion price may be adjusted in certain circumstances, including the issuance of more than $3 million of the Company's common stock at a price less than $15.00 per share, or in the event of a bankruptcy or insolvency of the Company. Any conversion is limited such that at no time may the lender convert any amount of the loan if such conversion would result in the ownership by the lender of more than 4.9% of the outstanding shares of the Company. The lender also received 10,000 shares of common stock of the Company as additional consideration for the loan.

 On September 6, 2002, the Company acquired 250,000 Series B Preferred shares of Niman Ranch, Inc. for $2.00 cash per share. The Series B Preferred shares have a liquidation preference of $2.00 per share, and are senior to the Series A Preferred shares and the common shares. The Series B Preferred shares also have a warrant attached to them that essentially provides for a repricing of the Series B Preferred shares in the event Niman Ranch issues a subsequent class of common or preferred stock at a lower price. The Series B Preferred shares and the Series A Preferred shares automatically convert into common stock upon the issuance of common stock in an initial public offering at $6.00 per share or higher.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During August 2001, the Company discontinued substantially all of its business operations except for the maintenance of its corporate existence and the search for potential acquisition candidates. On March 28, 2002, the majority owner of the Company's stock sold its 56% ownership position to Sutter Opportunity Fund 2, LLC, an affiliate of the Company's current management. The Company's current plan is to acquire operating businesses and other assets in exchange for cash or shares of our common stock or a combination thereof.

The Second Quarter ended July 31, 2002 compared to the Second Quarter ended July 31, 2001.

Revenues

Revenues were $19,090 for the quarter ended July 31, 2002 compared to $1,000 for the quarter ended July 31, 2001, an increase of 1,809%. The increase was attributable largely to the collection of certain receivables related to the Company's former operations. Currently, the company is not engaged in any revenue producing business. Pending an acquisition or some other event consistent with the company's business plan, the company anticipates that the majority of its near-term revenues will come from interest and dividends on cash and securities held for investment.

Operating Expenses

Operating expenses were $54,467 for the quarter ended July 31, 2002 compared to $19,000 for the quarter ended July 31, 2001, which resulted in an increase of 287%. This increase is largely the result of an increase in interest expense resulting from the note payable to Sutter Opportunity Fund 2, LLC, as well as the costs of relocating the business and its assets from Florida to California. Loss from Discontinued Operations was zero for the quarter ended July 31, 2002, compared to a Loss from Discontinued Operations of $958,000 for the quarter ended July 31, 2001.

No additional meaningful comparisons can be made for the quarter ended July 31, 2002 as compared to the quarter ended July 31, 2001.

As a result of the above, the company reported a net loss of $35,377 for the quarter ended July 31, 2002 compared to a net loss of $976,000 for the quarter ended July 31, 2001, a decrease of 96%.

Earnings Per Share

The company lost $0.21 per basic and diluted share for the quarter ended July 31, 2002 compared to a loss of $8.60 per basic and diluted share for the quarter ended July 31, 2001 (adjusted for the 1:20 reverse stock split effective June 13, 2002 to allow for meaningful comparison).

Weighted Average Common Shares Outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted losses per common share was 166,121 for the quarter ended July 31, 2002 compared to 2,245,000 for the quarter ended July 31, 2001. The Company implemented a 1:20 reverse stock split on June 13, 2002.

The six months ended July 31, 2002 compared to the six months ended July 31,
2001

Revenues

Revenues were $29,704 for the six months ended July 31, 2002 compared to $24,000 for the six months ended July 31, 2001, an increase of 24%. The increase was attributable to the collection of certain receivables related to the Company's former operations. Currently, the company is not engaged in any revenue producing business. Pending an acquisition or some other event consistent with the company's business plan, the company anticipates that the majority of its near-term revenues will come from interest and dividends on cash and securities held for investment.

Operating Expenses

Operating expenses were $200,347 for the six months ended July 31, 2002 compared to $110,000 for the six months ended July 31, 2001, which resulted in an increase of 82%. The increase was largely attributable to operating expenses of $145,880 incurred during the first quarter of the fiscal year as the Company's former management wound up the Company's affairs related to its former operations. In the near-term, operating expenses can be expected to be related, in large part, to the costs of maintaining public company status. The Company incurred a Loss from Discontinued Operations of zero for the six months ended July 31, 2002, compared to a Loss from Discontinued Operations of $2,478,000 for the six months ended July 31, 2001.

No additional meaningful comparisons can be made for the six months ended July 31, 2002 as compared to the six months ended July 31, 2001.

As a result of the above, the company reported a net loss of $170,643 for the six months ended July 31, 2002 compared to a net loss of $2,564,000 for the six months ended July 31, 2001, a decrease of 93%.

Earnings Per Share

The company lost $1.25 per basic and diluted share for the six months ended July 31, 2002 compared to a loss of $22.84 per basic and diluted share for the six months ended July 31, 2001 (adjusted for the 1:20 reverse stock split effective June 13, 2002 to allow for meaningful comparison.)

Weighted Average Common Shares Outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted losses per common share was 136,810 for the six months ended July 31, 2002 compared to 2,245,000 for the six months ended July 31, 2001. The Company implemented a 1:20 reverse stock split on June 13, 2002.

Liquidity and Capital Resources

As of July 31, 2002, the company had cash and cash equivalents equal to $50,413.

During the six months ended July 31, 2002, net cash used in operating activities was $418,416 compared to net cash used in operating and discontinued activities of $4,848,000 for the six months ended July 31, 2001. The primary reason for the decrease in cash used in operating activities was the dissolution and winding-up of all former business activities.

During the six months ended July 31, 2002, net cash used in investing activities was $1,807,138 compared to zero used during the six months ended July 31, 2001. The increase in cash used in investing activities was primarily due to the Company's current strategy to acquire assets for long term investment.

Net cash provided by financing activities during the six months ended July 31, 2002 was $1,112,364 compared to net cash provided by financing activities of $32,000 for the six months ended July 31, 2001. Cash provided by financing activities for the current period included an increase in Notes Payable of $396,454, and proceeds from the sale of common stock of $715,910.

Transactions with Affiliates

Assets acquired for investment during the six months ended July 31, 2002 included interests in certain oil and gas partnerships purchased for $737,095, a judgment against Grupo Bufete S.A. de C.V., a Mexico based real estate company, with a face value of $390,909 purchased for $175,000, and an equity interest in HFD Investors, LLC, a California based company with loans secured by several motel properties, purchased for $262,500. The Grupo Bufete judgment, the HFD equity interest, and $328,719 of the oil and gas interests were purchased for cash from Sutter Opportunity Fund, LLC, a fund managed by Sutter Capital Management, LLC and an affiliate of the company. The other $408,376 in oil and gas interests acquired during the quarter were purchased from Sutter Opportunity Fund 2, LLC, also managed by Sutter Capital Management, LLC and the majority shareholder of the company, in exchange for a two-year note bearing interest at 10%. The note requires no cash payment for two years, and Sutter Opportunity Fund 2, LLC has the option to convert the note to common stock of the company at the market price of the common stock, provided, however, that unless there shall have occurred an event of default, the conversion price of the note shall not be less than $0.25 per share nor more than $0.50 per share. Adjusting for the reverse stock split that was implemented June 13, 2002, the conversion price of the note was changed to not less than $5.00 per share nor more than $10.00 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At the end of the quarter, approximately 39% of the company's total assets were invested in oil and gas partnership interests. The company is currently therefore exposed to risks associated with the market prices for oil and natural gas. However, these interests were acquired largely because of the near term cash flow they are expected to provide the company from quarterly dividends. The company does not anticipate that its long term future business, or any significant part of its future assets, will be related to the oil and gas industries.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     99.1     Certification by Robert E. Dixon as Chief Executive Officer.

     99.2     Certification by William G. Knuff, III as Chief Financial Officer.

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


 SUTTER HOLDING COMPANY, INC.


Date: September 11, 2002      By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer

Date: September 11, 2002      By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Executive Officer