Form 10-Q/A
period 2002-07-31
SUTTER HOLDING CO INC
filed 2002-10-01
CIK 1100202

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

     The number of shares of common stock, $.0001 par value, outstanding as of September 13, 2002 was 234,742.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements                                              2
            Balance Sheets                                                    2
            Statements of Operations                                          3
            Statements of Cash Flows                                          4
            Notes to the Financial Statements                                 5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        8
Item 4.     Controls and Procedures                                           8
PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                  8
Signatures                                                                    8
Certifications                                                                9

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

Item 4.  Controls and Procedures

Based on their evaluation of the company's disclosure controls and procedures, the company's principal executive officer and principal financial officer have determined that such controls and procedures are adequate. No significant change has occurred in the company's internal controls since the date of such evaluation that could significantly affect these controls subsequent to the date of their evaluation.


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


SUTTER HOLDING COMPANY, INC.


Date: September 26, 2002      By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer

Date: September 26, 2002      By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Financial Officer

CERTIFICATIONS

               I, Robert E. Dixon, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 26, 2002           By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

               I, William G. Knuff, III, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 26, 2002           By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer