Form 10-Q
period 2002-10-31
SUTTER HOLDING CO INC
filed 2002-12-13
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED October 31, 2002


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

     The number of shares of common stock, $.0001 par value, outstanding as of December 6, 2002 was 241,786.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements                                            2
               Balance Sheets                                                  2
               Statements of Operations                                        3
               Statements of Cash Flows                                        4
               Notes to the Financial Statements                               5
Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        5
Item 3.        Quantitative and Qualitative Disclosures about Market Risk      7
Item 4.        Controls and Procedures                                         7

PART II.   OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K                                7
Signatures                                                                     8
Certifications                                                                 9

                                PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                SUTTER HOLDING COMPANY, INC.
                                       BALANCE SHEETS
                                   As of October 31, 2002

                                         (Unaudited)

                                                                 For the period ended

                                                   October 31, 2002        January 31, 2002
ASSETS
      Current Assets
          Cash and Equivalents                                28,276               1,164,000
          Accounts Receivable                                587,086                  10,000
          Other Current Assets                               115,006                   4,000
          Fixed Assets                                         1,412                       0
                                                  -------------------     -------------------
              Total Checking/Savings                         731,780               1,178,000

          Long Term Assets
              Assets held for Investment                   1,716,901                       0
                                                  -------------------     -------------------
TOTAL ASSETS                                               2,448,682               1,178,000
                                                  ===================     ===================

LIABILITIES & EQUITY
      Liabilities
          Accounts Payable and Accrued Expenses               45,610                  66,000
          Long Term Liabilities                            1,008,376                 746,000
                                                  -------------------     -------------------
              Total Liabilities                            1,053,986                 812,000

      Equity
          Common Stock Issued                                    (24)               (256,000)
          Accumulated Deficit                             (1,457,530)             (9,574,000)
          Additional Paid in Capital                       2,852,226              10,196,000
                                                  -------------------     -------------------
              Total Equity                                 1,394,672                 366,000

TOTAL LIABILITIES & EQUITY                                 2,448,658               1,178,000
                                                  ===================     ===================





The accompanying notes to the financial statements are an integral part of these statements.

                                  SUTTER HOLDING COMPANY, INC.
                                    STATEMENT OF OPERATIONS

                                           (Unaudited)

                                          Profit & Loss
                         For the Three Months August through October 2002


                                           For the 3 Months                     For the 9 Months
                                          Ended October 31,                    Ended October 31,

                                  2002              2001               2002                2001
Revenue
     Dividend/interest Income       $ 198                $ -             $ 578           $ 24,000
     Other Income                   9,164                  0            38,489                  0
                           ---------------   ----------------   ---------------   ----------------
Total Revenue                       9,362                  0            39,066             24,000

Expense
     General & Administrative      31,012            108,000           170,928            185,000
     Depreciation/Amortization      4,728                  0             5,061                  0
     Interest Expense              18,209                  0            29,426                  0
     Professional Fees             25,202            211,000            74,084            244,000
                           ---------------   ----------------   ---------------   ----------------
Total Expense                      79,152            319,000           279,498            429,000
                           ---------------   ----------------   ---------------   ----------------
Net Ordinary Income               (69,789)          (319,000)         (240,432)          (405,000)

Other Income (Loss)
     Income (Loss) from
       Discontinued Operations          0         (2,101,000)                0         (4,580,000)
     Gain (Loss) on Sale of
       Assets                     (23,232)                 0           (23,232)                 0
                           ===============   ================   ===============   ================
Net Income Loss                 $ (93,021)      $ (2,420,000)       $ (263,663)      $ (4,985,000)












The accompanying notes to the financial statements are an integral part of these statements.

                                  SUTTER HOLDING COMPANY, INC.
                                    STATEMENT OF CASH FLOWS
                           For the Nine Months Ended October 31, 2002

                                           (Unaudited)

                                                        For the Nine Months Ended October 31,

                                                              2002              2001
    OPERATING ACTIVITIES
        Net Income                                            (263,663)         (405,000)
        Adjustments to reconcile Net Income
        to net cash provided by operations:
            Account Receivable                                (587,086)        3,035,000
            Accounts Payable and Accrued Expenses             (130,684)          163,000
            Net Cash Used in Discontinued Operations                 0        (3,322,000)
                                                         --------------     -------------
    Net cash provided by Operating Activities                 (981,433)         (529,000)

    INVESTING ACTIVITIES
        Assets Acquired for Investment                      (1,716,901)                0
        Loan Origination Fee                                  (103,021)                0
        Fixed Assets                                            (1,994)                0
        Depreciation                                               581                 0
                                                         --------------     -------------
    Net cash provided by Investing Activities               (1,821,334)                0

    FINANCING ACTIVITIES
        Increase in Notes Payable                            1,008,376                 0
        Common Stock Issued                                    898,002            32,000
        Additional Paid in Capital                            (110,000)                0
                                                         --------------     -------------
    Net cash provided by Financing Activities                1,796,378            32,000
                                                         --------------     -------------
  Net cash increase for period                              (1,006,390)         (497,000)

  Cash at beginning of period                                1,034,667         1,894,000
                                                         --------------     -------------
  Cash at end of period                                         28,277         1,397,000
                                                         ==============     =============








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

     The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of October 31, 2002, the results of its operations for the quarter and nine months ended October 31, 2002, and its cash flows for the nine months ended October 31, 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During August 2001, the Company discontinued substantially all of its business operations except for the maintenance of its corporate existence and the search for potential acquisition candidates. The Company's current plan is to acquire operating businesses and other assets in exchange for cash, debt or shares of our common stock or a combination thereof.

The Third Quarter ended October 31, 2002 compared to the Third Quarter ended October 31, 2001

Revenues

Revenues were $9,362 for the quarter ended October 31, 2002 compared zero for the quarter ended October 31, 2001. The increase was attributable largely to the collection of certain receivables related to the Company's former operations. Currently, the company is not engaged in any revenue producing business. Pending an acquisition or some other event consistent with the company's business plan, the company anticipates that the majority of its near-term revenues will come from interest and dividends on cash and securities held for investment.

Operating Expenses

Operating expenses were $79,152 for the quarter ended October 31, 2002 compared to $319,000 for the quarter ended October 31, 2001, which resulted in a decrease of 75%. This decrease is largely the result of the discontinuation of the Company's previous business operations. Loss from discontinued operations was zero for the quarter ended October 31, 2002, compared to $2,101,000 for the quarter ended October 31, 2001. Net loss on disposition of assets was $23,232 for the quarter ended October 31, 2002 compared to zero for the quarter ended October 31, 2001.

No additional meaningful comparisons can be made for the quarter ended October 31, 2002 as compared to the quarter ended October 31, 2001.

As a result of the above, the company reported a net loss of $93,021for the quarter ended October 31, 2002 compared to a net loss of $2,420,000 for the quarter ended October 31, 2001, a reduction of 96%.

Earnings Per Share

The company lost $0.39 per basic and diluted share for the quarter ended October 31, 2002 compared to a loss of $21.56 per basic and diluted share for the quarter ended October 31, 2001 (adjusted for the 1:20 reverse stock split effective June 13, 2002 to allow for meaningful comparison).

Weighted Average Common Shares Outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted losses per common share was 238,264 for the quarter ended October 31, 2002 compared to 112,250 for the quarter ended October 31, 2001. The Company implemented a 1:20 reverse stock split on June 13, 2002. There were actually 2,245,000 shares outstanding at October 31, 2001.

The nine months ended October 31, 2002 compared to the nine months ended October 31, 2001.

Revenues

Revenues were $39,066 for the nine months ended October 31, 2002 compared to $24,000 for the nine months ended October 31, 2001, an increase of 63%. The increase was attributable to the collection of certain receivables related to the Company's former operations. Currently, the company is not engaged in any revenue producing business. Pending an acquisition or some other event consistent with the company's business plan, the company anticipates that the majority of its near-term revenues will come from interest and dividends on cash and securities held for investment.

Operating Expenses

Operating expenses were $279,498 for the nine months ended October 31, 2002 compared to $429,000 for the nine months ended October 31, 2001, a reduction of 35%. In the near-term, operating expenses can be expected to be related, in large part, to the costs of maintaining public company status. The Company incurred a loss from discontinued operations of zero for the nine months ended October 31, 2002, compared to a loss from discontinued operations of $4,580,000 for the nine months ended October 31, 2001. Net loss on disposition of assets was $23,232 for the nine months ended October 31, 2002 compared to zero for the nine months ended October 31, 2001.

No additional meaningful comparisons can be made for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001.

As a result of the above, the company reported a net loss of $263,663for the nine months ended October 31, 2002 compared to a net loss of $4,985,000 for the nine months ended October 31, 2001, a reduction of 95%.

Earnings Per Share

The company lost $1.51 per basic and diluted share for the nine months ended October 31, 2002 compared to a loss of $44.41 per basic and diluted share for the nine months ended October 31, 2001 (adjusted for the 1:20 reverse stock split effective June 13, 2002 to allow for meaningful comparison.)

Weighted Average Common Shares Outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted losses per common share was 174,643 for the nine months ended October 31, 2002 compared to 112,250 for the nine months ended October 31, 2001. The Company implemented a 1:20 reverse stock split on June 13, 2002. There were actually 2,245,000 shares outstanding at October 31, 2001.

Liquidity and Capital Resources

As of October 31, 2002, the company had cash and cash equivalents equal to $28,277.

During the nine months ended October 31, 2002, net cash used in operating activities was $981,433 compared to net cash used in operating and discontinued activities of $529,000 for the nine months ended October 31, 2001. The primary reason for the increase in cash used in operating activities was the increase in accounts payable discussed below, as well as expenses related to the discontinuation of the company's former business operations and moving the company's headquarters.

During the nine months ended October 31, 2002, net cash used in investing activities was $1,821,334 compared to zero used during the nine months ended October 31, 2001. The increase in cash used in investing activities was primarily due to the Company's current strategy to acquire assets for long term investment.

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

On September 20, 2002, the Company sold its interests in various oil and gas partnerships for net proceeds of $586,381, resulting in a loss on sale, net of dividends which had been treated as a return of capital, of $115,680. The sales proceeds were received on December 6, 2002, and are recorded as Accounts Receivable as of October 31, 2002. The Company sold the oil and gas partnership interests to raise cash for the potential acquisition of an operating company.

On October 7, 2002, the Company sold its former subsidiary, SSI Securities, for $1.00. SSI Securities had a net worth of ($250,665), and the sale of SSI Securities resulted in a gain on sale of $250,666.

During the nine months ended October 31, 2002, net cash provided by financing activities was $1,796,378 compared to $32,000 provided by financing activities during the nine months ended October 31, 2001. The increase in cash provided by financing activities was due to increases in notes payable of $1,008,376 and common stock issued for $898,002, partially offset by a decrease in paid-in-capital of $110,000.

On September 3, 2002, the Company borrowed $600,000 from a private lender. The terms of the loan include monthly payments of interest only at an 8% annualized rate, with the full face amount of the loan due in four years. The loan is convertible into common stock of the Company, with certain restrictions, at $15.00 per share. The conversion price may be adjusted in certain circumstances, including the issuance of more than $3 million of the Company's common stock at a price less than $15.00 per share, or in the event of a bankruptcy or other default under the note by the Company. Any conversion is limited such that at no time may the lender convert any amount of the loan if such conversion would result in the ownership by the lender of more than 4.9% of the outstanding shares of the Company. The lender also received 10,000 shares of common stock of the Company as additional consideration for the loan.

Transactions with Affiliates

Assets acquired for investment during the nine months ended October 31, 2002 included interests in certain oil and gas partnerships purchased for $737,095, a judgment against Grupo Bufete S.A. de C.V., a Mexico based real estate company, with a face value of $390,909 purchased for $175,000, and an equity interest in HFD Investors, LLC, a California based company with loans secured by several motel properties, purchased for $262,500. The Grupo Bufete judgment, the HFD equity interest, and $328,719 of the oil and gas interests were purchased for cash from Sutter Opportunity Fund, LLC, a fund managed by Sutter Capital Management, LLC and an affiliate of the company. The other $408,376 in oil and gas interests acquired during the quarter were purchased from Sutter Opportunity Fund 2, LLC, also managed by Sutter Capital Management, LLC and the majority shareholder of the company, in exchange for a two-year note bearing interest at 10%. The note requires no cash payment for two years, and Sutter Opportunity Fund 2, LLC has the option to convert the note to common stock of the company at the market price of the common stock, provided, however, that unless there shall have occurred an event of default, the conversion price of the note shall not be less than $0.25 per share nor more than $0.50 per share. Adjusting for the reverse stock split that was implemented June 13, 2002, the conversion price of the note was changed to not less than $5.00 per share nor more than $10.00 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not currently exposed to any significant market risk. It is not anticipated that the Company will be exposed to significant market risk until the Company successfully acquires an operating business, if ever.

Item 4.  Controls and Procedures

Within the past 90 days the Company's Chief Executive officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did the Company find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     Exhibit 99.1 Certification of Chief Executive Officer
     Exhibit 99.2 Certification of Chief Financial Officer

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


 SUTTER HOLDING COMPANY, INC.


Date: December 13, 2002       By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer
Date: December 13, 2002       By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Executive Officer

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

Date: December 13, 2002            By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

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

Date: December 13, 2002            By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer