Form 10-Q/A
period 2002-10-31
SUTTER HOLDING CO INC
filed 2002-12-16
CIK 1100202

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

On October 7, 2002, the Company sold its former subsidiary, SSI Securities, for $1.00. SSI Securities had a net worth of ($250,665), and the sale of SSI Securities resulted in a reduction in liabilities of $250,666.

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


 SUTTER HOLDING COMPANY, INC.


Date: December 16, 2002       By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Chief Executive Officer
Date: December 16, 2002       By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Chief Executive Officer

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

Date: December 16, 2002            By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

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

Date: December 16, 2002            By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer