Form 10KSB
period 2002-12-31
SUTTER HOLDING CO INC
filed 2003-04-07
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year ended December 31, 2002
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past ninety (90) days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /X/

Issuer's revenues for the most recent fiscal year were ($191,545).

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,916,779 on March 28, 2003 based upon the latest published average bid price of $11.20 at the close of the market on March 28, 2003, the most recently available bid date for the Registrant's Common Stock.

The actual number of shares outstanding of the Registrant's common stock on March 28, 2003 was 247,786.

             DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index

Transitional Small Business Disclosure Format (check one):
                                    Yes / / No /X/

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, statements about the Company's plans, strategies and prospects. When used in this document and the documents incorporated herein by reference, the words "believes," "anticipates," "expects," "intends," "plans," "estimates" or similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expected or implied results are set forth in the "RISK FACTORS" section and elsewhere in this document. The Company cautions against undue reliance on such forward-looking statements or projections. The Company does not undertake any obligation to update these forward-looking statements or projections. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the preceding cautionary statements. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company discontinued substantially all of its business operations through the sale of substantially all of its brokerage assets in August 2001. The Company's current business plan is to acquire interests in businesses which have significant growth potential. Management will not restrict its search to any specific industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management's discussion of its proposed business plan is purposefully general and is not meant to restrict its ability to enter into any type of business transaction which the Company's directors deem to be in the best interest of the Company.

History

The Company was incorporated in Delaware in July 1999 originally under the name Shochet Holdings, Inc. From July 1999 through August 31, 2001, it provided full service, discount brokerage and related non-proprietary financial services and products such as financial planning, insurance and annuities, through its wholly-owned subsidiaries: (1) Shochet Securities, Inc. ("Shochet Securities or "SSI"), (2) Shochet Investment Advisors Corp. and (3) Shochet Mortgage Corporation. SSI previously operated six branch offices in Florida.

In March 2000, the Company completed an initial public offering of 1,045,000 shares of its common stock. These securities were listed on the Nasdaq SmallCap Market System under the symbol SHOC from March 2000 until November 2001. Net proceeds raised through this offering amounted to approximately $7,900,000.

On August 31, 2001, the Company sold substantially all of its assets comprising its securities brokerage business, including retail and institutional accounts (collectively, the "Brokerage Assets"), to Blue Stone Capital Corp. ("Bluestone") and BlueStone Holding Corp. ("BHC"). On November 7, 2001, the Company, SSI, BlueStone, BHC and Sands Brothers & Co., Ltd. ("Sands") entered into an agreement ("November 2001 Agreement") which served to amend and supplement the August 2001 Agreement, including certain terms of consideration payable to the Company and allowed for the transfer of the Brokerage Assets from BlueStone to Sands.

On March 28, 2002, there was a change in control of the Company when its majority shareholder, Firebrand Financial Group, Inc. ("Firebrand") sold 1,213,675 shares or approximately 56.45% of its common stock to Sutter Opportunity Fund 2, LLC ("Sutter Fund"). The stock purchase agreement also provided that executive officers and directors selected by Sutter would serve as the Company's officers and also as members of its Board of Directors.

On April 9, 2002, to reflect new management and ownership, the Company changed its name from Shochet Holdings Corp. to Sutter Holding Company, Inc., and new management undertook the creation of a dramatically new business plan and direction for the Company.

On June 13, 2002 the Company affected a one-for-twenty reverse stock split.

On October 7, 2002, the Company entered into a Stock Purchase and Sale Agreement with Third Half Millennium Company, Inc., an Illinois corporation. The agreement provided for the sale of all of the capital stock of SSI Securities, an inactive wholly owned subsidiary of the Company, to Third Half Millennium.

On December 20, 2002, the Company changed its fiscal year end from January 31 to December 31.

On January 14, 2003 the Company acquired, for cash and a note, 100% of Easton Mortgage Corporation (See Footnotes to the Financial
Statements "9. Subsequent Events")

Business Plan

The Company's current business plan is to acquire interests in businesses which have significant growth potential. Management will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. The discussion of the Company's proposed business is purposefully general and is not meant to restrict its ability to enter into any type of business transaction which the Company's directors deem to be in the best interest of the Company.

The Company has not chosen the particular business or businesses in which it will engage and has not conducted any market studies with respect to any business or industry which might otherwise assist in the evaluation of the possible merits or risks of the target business or the particular industries in which the Company may ultimately operate. To the extent the Company enters into a business combination with a company in its early stage of development or growth, including entities without established records of sales or earnings, it will be subject to the numerous risks inherent in such a business and its operations. Similarly, if the Company effects a business combination with an entity in an industry characterized by a high level of risk, the Company will be subject to the risks of that industry, whether currently ascertainable or not. Although the Company's management will endeavor to evaluate the risks inherent in a particular industry or target business, no assurances can be made that it will properly ascertain or assess all of the significant risk factors.

The Company's management believes that there are certain companies which may be interested in engaging in a business combination with the Company because of the perceived benefits associated with being a publicly registered corporation. Some of these benefits may include:

o providing liquidity for shareholders and owner/managers who wish to retain operating control (subject to restrictions of applicable federal and state securities statutes);
o providing liquidity for key employees or owner/managers with incentive stock options or similar benefits;
o having the status and marketability of a public company, without incurring the cost and time associated with an initial public offering; and,
o        access to public capital and capital markets.

Acquisition Structure

Typically, the Company prefers stock purchases or asset purchases structured to the maximum mutual benefit of both parties. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or license agreement with another corporation or entity. Depending upon the nature of the transaction, it is possible that the Company's existing management and shareholders may no longer be in control of the Company upon consummation of a given transaction.

The Company intends to use its available cash, common stock, preferred stock, debt or a combination of these to effect a business combination. Depending upon the type of transaction and its overall benefits to the Company, a given business combination may significantly dilute the ownership of the Company's existing shareholders.

Competition

The Company encounters intense competition in its search for potential business opportunities. There are many established venture capital firms, leveraged-buy out firms, angel investors and merchant bankers that have significantly greater financial and personnel resources and technical expertise than the Company and its management. The Company may be at a competitive disadvantage due to its limited resources.

Employees

As of March 28, 2003, the Company had four employees, three of which are full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing approximately 1,000 square feet of office space at 150 Post Street, Suite 405, San Francisco, California from Sutter Capital Management, LLC, an affiliate. Rent is $2,600 per month and the current lease expires May 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

On October 10, 2002, the Company was served a complaint (dated 9/9/2002) in the 17th Judicial Circuit of Broward County, Florida by the son of the founder and former employee of the Company's SSI Securities subsidiary. Sutter Holding Company, Inc. (f/k/a Shochet Holding Corporation) is named as one of four defendants in the complaint that principally alleges breach of contract on a promissory note. SSI Securities was also named as a defendant in the complaint but the Company no longer owns this subsidiary as previously disclosed. The claim for damages does not exceed 10% of the Company's current assets.

On February 28, 2003, the Company's motion to dismiss the amended complaint was granted. At this time, there are no further developments on this complaint and there are no other legal proceedings involving the Company or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock trades on the Over-the-Counter Bulletin Board under the ticker symbol "SRHI."

The following table sets forth high and low sales prices for the Company's common stock during fiscal 2002 and 2001 based on the Company's new December 31 fiscal year end, as reported by NASD-OTC. These quotations have been split-adjusted to reflect the 1:20 reverse stock split which occurred June 14, 2002 and represent prices between dealers and do not reflect retail mark-ups, markdowns or commissions.

Period                                       High         Low
------                                       ----         ---
January 1, 2002 - March 31, 2002...        $   5.00     $   4.40
April 1, 2002 - June 30, 2002......        $  14.00     $   2.00
July 1, 2002 - September 30, 2002..        $  14.00     $  10.00
October 1, 2002 - December 31, 2002        $  13.00     $  10.45

January 1, 2001 - March 31, 2001...        $  47.60     $  21.20
April 1, 2001 - June 30, 2001......        $  38.80     $  15.60
July 1, 2001 - September 30, 2001..        $  26.00     $  12.60
October 1, 2001 - December 31, 2001        $  16.00     $   4.40

Stockholders

As of March 28, 2003, the Company had approximately 29 holders of record of its common stock. Management believes that there are in excess of 700 beneficial owners of the Company's common stock.

Dividend Policy

The Company has never paid cash dividends on its common stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend upon, among other factors, earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain information and statements included in this Management's Discussion and Analysis or Plan of Operation, including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "plans," "estimates" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could cause actual results of the Company to differ materially from expected results expressed or implied by such forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and related footnotes of the Company.

Sale of SSI Securities, Inc. Subsidiary

On October 7, 2002, the Company entered into a Stock Purchase and Sale Agreement with Third Half Millennium Company, Inc., an Illinois corporation. The agreement provides for the sale of all of the capital stock of SSI Securities, an inactive wholly owned subsidiary of the Company, to Third Half Millennium. SSI Securities' liabilities greatly exceeded its assets and the transaction involved nominal consideration, however, the Company retained a contingent right to certain net cash proceeds in the event Third Half Millennium should collect certain receivables owed to SSI Securities. Third Half Millennium is neither an affiliate of the Company, nor an affiliate of the Company's executive officers, directors or principal shareholders.

Business Plan

The Company's current business plan is primarily to serve as a vehicle for the acquisition of target businesses that management believes will have significant growth and earnings potential. The Company intends to use its available cash, capital stock, debt or a combination of these to effect a business combination with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. A business combination may occur with a financially stable, mature company or a company that is in its early stages of development or growth.

In seeking to attain the Company's business objectives, with the exception of the brokerage and related industries, management may focus on financial services, mortgage banking or insurance related businesses, but will not restrict its search to any particular industry. The Company may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management's opinion, meet the Company's business objectives. The Company's management wishes to emphasize that the description in this report of the Company's business objectives is extremely general and is not meant to restrict or otherwise hinder management's discretion in searching for and entering into potential business opportunities. The Company has not chosen the particular business or businesses in which it will engage and has not conducted any market studies with respect to any business or industry which might otherwise assist in the evaluation of the possible merits or risks of the target business or the particular industries in which the Company may ultimately operate.

Results of Operations

During August 2001, the Company discontinued substantially all of its brokerage and other business operations except for the maintenance of its corporate existence and the search for potential merger/acquisition candidates. Management's plan is to acquire significant ownership stakes in various businesses in exchange for shares of the Company's common stock in such a manner that the Company's shareholders receive at least one dollar of economic value for every dollar of economic value the Company gives out in the form of equity. However, no assurances can be made that such a business plan can be achieved.

Since the Company had no operating business for all of fiscal 2002 and its fiscal year end has been changed to December 31 from January 31 resulting in a shortened eleven month 2002 fiscal year, a direct comparison of operating performance for fiscal years 2002 and 2001 is difficult, if not meaningless. A review and analysis of the Easton Mortgage Corporation acquisition and related pro forma financial information is likely to be more meaningful and indicative of future operating performance. (See Item 12 - "Certain Relationships and Related Transactions.")

For the eleven months ended December 31, 2002 compared to the eleven months ended December 31, 2001

Revenues

Revenues for the eleven months ended December 31, 2002 were a negative ($191,545) versus $24,685 for the eleven months ended December 31, 2001. The decline is primarily due to the fact that the Company discontinued all of its former operations and has existed essentially as a public shell for the 2002 fiscal year.

Interest income for the eleven months ended December 31, 2002 decreased 97% to $799 as compared to interest income of $24,685 for the eleven months ended December 31, 2001. This decline is due to the Company's significantly reduced cash position in interest producing bank accounts, and lower market interest rates.

Operating Expenses

Operating expenses were $581,089 for the eleven months ended December 31, 2002 as compared to $556,558 for the eleven months ended December 31, 2001.

Losses from discontinued operations were $0 for the eleven months ended December 31, 2002 as compared to a loss from discontinued operations of $4,846,417 for the eleven months ended December 31, 2001.

As a result of the above, the Company reported a net loss of $835,934 for the eleven months ended December 31, 2002 as compared to a net loss of $5,402,975 for the eleven months ended December 31, 2001.

No additional meaningful comparisons can be made for the eleven months ended December 31, 2002 as compared to the eleven months ended December 31, 2001.

For the eleven months ended December 31, 2002 compared to the year ended January 31, 2002

Revenues

Revenues for the eleven months ended December 31, 2002 were a negative ($191,545) versus $25,000 for the year ended January 31, 2002. The decline is primarily due to the fact that the Company discontinued all of its former operations and has existed essentially as a public shell for the 2002 fiscal year.

Interest income for the eleven months ended December 31, 2002 decreased 97% to $799 as compared to interest income of $25,000 for the year ended January 31, 2002. This decline is due to the Company's significantly reduced cash position in interest producing bank accounts, and lower market interest rates.

Operating Expenses

Operating expenses were $581,089 for the eleven months ended December 31, 2002 as compared to $685,000 for the year ended January 31, 2002.

Losses from discontinued operations were $0 for the eleven months ended December 31, 2002 as compared to a loss from discontinued operations of $5,287,000 for the year ended January 31, 2002.

As a result of the above, we reported a net loss of $835,934 for the eleven months ended December 31, 2002 as compared to a net loss of $5,947,000 for the year ended January 31, 2002.

No additional meaningful comparisons can be made for the eleven months ended December 31, 2002 as compared to the year ended January 31, 2002.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents equal to $625,491.

During the eleven months ended December 31, 2002, cash used in operating activities was $1,337,695 as compared to cash provided by operating activities of $3,121,000 for the year ended January 31, 2002. The primary reason for the increase in cash used in operating activities was the absence of securities purchase/resale agreement entered into by prior management that acted as a temporary source of operating cash which had the effect of temporarily inflating GAAP reported cash flow from operations. Current management does not engage in such practices.

Cash provided by financing activities during the eleven months ended December 31, 2002 was $2,346,449 as compared to cash provided by financing activities of $0 for the year ended January 31, 2002.

The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support current business needs and future estimated business needs. Based upon these reviews, the Company believes that its capital structure is adequate for current operations and reasonably foreseeable future needs.

Management does not anticipate that the Company will have to raise capital in the next twelve months. Management also does not expect to have to acquire any property, plant or significant equipment to facilitate current operations for the foreseeable future. On January 14, 2003 the Company acquired Easton Mortgage Corporation. (See Footnotes to the Financial Statements "9. Subsequent Events")

Off-Balance-Sheet Arrangements

None.

Risk Factors

The Company has a history of losses and there can be no assurance that future performance will improve.

The Company has incurred substantial losses over the last few years and has an accumulated deficit of approximately $1,976,645 as of December 31, 2002. As a result of the sale of substantially all of its brokerage operations in August 2001, the Company no longer has any operating history on which to base an assessment of future operating performance. The Company's historical results of operations are not useful as a basis for predicting its future operating results. There can be no assurance that the Company's new business plan will be successful.

The scope of the Company's business plan is deliberately broad. As a result, you may not be able to fully ascertain the merits or risks of the industries or businesses in which the Company may ultimately operate.

The Company's Certificate of Incorporation authorizes the issuance of up to 15 million shares of common stock and up to one million shares of preferred stock. As of March 28, 2002, there were 247,786 shares of common stock and no shares of preferred stock issued and outstanding. The Company also has an aggregate 140,000 options issued and outstanding as of March 28, 2002. The Board of Directors has the power, without shareholder approval, to issue these additional shares of the Company's common stock or preferred stock, or a combination thereof, to complete a business combination. Any issuances of additional securities may:

     o result in substantial dilution to current shareholders;
     o result in a change of control of the Company; or,
     o adversely affect prevailing market prices for the Company's common stock.

The Company may not be able to obtain additional financing to complete a business combination or to fund ongoing operations. Nonetheless, the Company may seek additional financing to complete a business combination or to fund the operations and growth of a target business. There can be no assurance that such financing will be available on acceptable terms, if at all. To the extent that such additional financing proves to be unavailable, the Company would, in all likelihood, restructure the transaction or abandon that particular business combination and seek an alternative. The Company's failure to secure additional financing could have a material adverse effect on the continued development and growth of its business.

The Company's common stock is currently listed on the OTC Bulletin Board under the symbol "SRHI." There has been limited trading volume in its common stock during the past two fiscal years and if an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares at a price that is attractive to you. As a result, an investment in the Company's common stock may be extremely illiquid and investors may not be able to sell their shares in a timely manner or at prices they consider attractive.

A large percentage of the Company's common stock is owned or controlled by directors' affiliates.

Two of the Company's directors beneficially own or control the voting rights to 130,645 shares or approximately 53% of the Company's outstanding common stock. These shareholders could, if they were to act together, affect the outcome of other shareholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transactions that be might not be beneficial to you as a shareholder.

ITEM 7. FINANCIAL STATEMENTS



Independent Auditors' Report ..................       F-1
Balance Sheet .................................       F-2
Statement of Income and Comprehensive Income ..       F-3
Statements of Cash Flows ......................       F-4
Statement of Changes in Stockholders' Equity...       F-5
Notes to Financial Statements .................       F-6



ITEM 8. CHANGE IN ACCOUNTANTS

On May 1, 2002, the Company dismissed FELDMAN SHERB & CO. P.C. ("Feldman Sherb"), as its independent accountant. The Company's Board of Directors recommended a change in accountants due the fact that Feldman Sherb did not have a physical presence in or reasonably near the city of the Company's new headquarters. Subsequently, the decision to change accountants was approved by the Company's Board of Directors. Feldman Sherb was not notified of this decision until October 2, 2001 and did not conduct a review of the Company's quarterly consolidated financial information in Form 10-QSB for the quarter ended July 31, 2001. Feldman Sherb's report on the Company's financial statements for the years ended January 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended January 31, 2002, and the subsequent interim period through October 2, 2001, there were no disagreements with Feldman Sherb on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Feldman Sherb would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

In June 2002, we engaged the firm of Regalia & Associates P.C. ("Regalia") as independent accountants for the Company's fiscal year ending December 31, 2002, subject to Regalia's due diligence review. Regalia performed a review of the quarterly consolidated financial information included in our Form 10-QSB for the quarter ended December 31, 2002. The Company did not consult with Regalia regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on its financial statements, and no written or oral advice was provided by Regalia that was a factor considered by the Company in reaching its decision as to accounting, auditing or financial reporting issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of March 28, 2003, the Company's directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:



Name                      Age            Position
----                      ---            --------
Robert E. Dixon            32            Co-CEO, President and Director
William G. Knuff, III      35            Co-CEO, CFO and Director
Karen M. La Monte          47            Secretary
Craig R. Bush              42            Director




ROBERT E. DIXON was elected to serve as a director effective as of March 28, 2002. He also currently serves as co-chief executive officer and president. Since June 1998, Mr. Dixon has served as the managing member of the investment firm of Sutter Capital Management, LLC ("Sutter"). Sutter is the manager of Sutter Opportunity Fund 2, LLC. Prior to 1998, Mr. Dixon was attending business school. Mr. Dixon holds an MBA from Cornell University and a BA from the University of California at Los Angeles. Mr. Dixon is also a Chartered Financial Analyst.

WILLIAM G. KNUFF, III was elected to serve as a director effective as of March 28, 2002. He also currently serves as co-chief executive officer and chief financial officer. Since August 2001, Mr. Knuff has served as a principal of Sutter Capital Management, LLC. From August 1998 until joining Sutter, he worked as a senior associate in investment banking performing mergers and acquisitions at Robertson Stephens, Inc. Prior to 1998, Mr. Knuff was attending business school. Mr. Knuff holds an MBA from Cornell University and a BA from the University of Texas at Austin.

KAREN M. LA MONTE has served as secretary of the Company since March 28, 2002. Ms. La Monte also serves in various administrative capacities for Sutter Capital Management, LLC and has done so since June 1998.

CRAIG R. BUSH was elected to serve as a member of the Board of Directors on January 15, 2003 as a result of the Company's acquisition of Easton Mortgage Corporation which was consummated on January 14, 2003. Mr. Bush has over fifteen years of experience in corporate law and has worked in various capacities in industry as well as in private practice. Since 2001, Mr. Bush has been a managing member of Summerfield, LLC. Since 1997, he has been a partner at the Cincinnati, Ohio law firm of Birch & Bush, PC. From 1999 to 2003 (until it was sold to Sutter), Mr. Bush was Chairman of the Board of Easton Mortgage Corporation. From 1994 to 1997, he was Associate General Counsel for Alderwoods Group (f/k/a Loewen Group International, Inc.), the second largest funeral services provider in North America and, from 1991 to 1994, he was Assistant General Counsel for Japan Energy Corporation. Mr. Bush holds a JD from Wayne State University and a BA from Michigan State University.

Compensation of Directors

Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no compensation for services rendered as members of the Company's Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership on Form 3 and changes of reports in ownership on Form 4 of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that all of its officers, directors and greater than 10% shareholders have complied with all applicable
Section 16(a) requirements during fiscal 2002.

Audit Committee and Audit Committee Financial Expert

The Company has neither an audit committee nor an audit committee expert. Since the Company's stock is not currently traded on a securities exchange, but rather on the OTC Bulletin Board, the Company is not required to have an audit committee or an audit committee financial expert. At present, the Company believes the Board has sufficient experience and expertise, with respect to all such relevant audit and financial matters. Also, the Board does consult frequently with the Company's independent auditor.

Presently, the Company has only two officers and three full time employees. Based on the Company's current size and status, and the limited scope and nature of its current business, the Board does not believe that the control benefits, cost and infrastructure of an audit committee are necessary at this time. However, the Board recognizes that, as the Company grows in size, business diversity and complexity, the adoption of an independent audit committee and the appointment of an independent audit committee financial expert will likely be warranted regardless of any security exchange requirements.

Directors, Executive Officers, Promoters and Control Persons Prior to March 28, 2002

THE PERSONS LISTED BELOW NO LONGER SERVE THE COMPANY IN ANY CAPACITY AND, WITH THE EXCEPTION OF MR. ROSEMAN WHO WAS HIRED FOR A TRANSITIONAL PERIOD AS AN INDEPENDENT CONSULTANT, NONE OF THEM HAS SERVED THE COMPANY IN ANY CAPACITY SINCE MARCH 28, 2002. MOREOVER, THE PERSONS LISTED BELOW DO NOT NOW, NOR DID THEY EVER, HAVE ANY RELATIONSHIP OR AFFILIATION OF ANY KIND WITH PRESENT COMPANY MANAGEMENT.

Prior to the change of control on March 28, 2002, the following persons served as the Company's officers, directors and key employees:

Name                      Age              Position
----                      ---              --------

Roger N. Gladstone         49              Chief Executive Officer
David F. Greenberg         55              President & Chief Operating Officer
John P. Margaritis         52              Director
Arnold I. Roseman          55              Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the aggregate compensation paid to its executive officers for services rendered during the eleven months ended December 31, 2002 (collectively, the "Named Executive Officers").


                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------
                                                                                       Long Term
                                                          Annual Compensation         Compensation
                                                       -------------------------   ------------------

                                                                    Other Annual    Securities Under-
Name                                                   Salary       Compensation      Lying Options
     Principal Position                   Year          ($)             ($)                (#)
-----------------------------------------------------------------------------------------------------
Robert E. Dixon
     Co-Chief Executive Officer &         2002           $8,753           $0             40,000
     President

William G. Knuff, III
     Co-Chief Executive Officer &         2002           $8,753           $0             40,000
     Chief Financial Officer

Roger N. Gladstone
     Former Chairman &                    2002 (1)     $120,000           $0                  -
     Chief Executive Officer              2001         $120,000           $0                  -
                                          2000         $120,000      $75,159 (2)         36,000 (3)

David F. Greenberg
     Former President &                   2002 (1)     $150,000           $0                  -
     Chief Operating Officer              2001         $150,000           $0                  -
                                          2000         $150,000      $22,965 (2)         36,000 (3)

(1) For the period February 1, 2002 to March 28, 2002. In each case the person resigned his position as a result of and as a condition to the change of control which occurred on March 28, 2002.
(2) Represent brokerage commissions earned.
(3) These options expired upon the change of control on March 28, 2002.

Employment Agreements

On August 1, 2002, the Company entered into employment agreements with Messrs. Dixon and Knuff pursuant to which each executive is entitled to a base salary of up to $500,000 per year, though not to exceed 1% annually of the Company's GAAP-reported gross asset value. The compensation is calculated quarterly, payable monthly and is based on the Company's ending GAAP-reported gross asset value for the previous quarter. The initial term of the agreements is two years. The salaries posted above in the Summary Compensation Table for Messrs. Dixon and Knuff reflect the implementation of these agreements.

Option Grants

The Company granted options to purchase 40,000 shares of our common stock at $11.00 per share to each of Messrs. Dixon and Knuff. Craig R. Bush, a director of the Company, received options to purchase 16,000 shares of our common stock at $11 per share in connection with the Company's acquisition of Easton Mortgage Corporation consummated on January 14, 2003.


                        OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------
                         Number of
                         Securities    Percent of      Exercise
                         Underlying   Total Options      Price
                          Options      Granted to      Per Share     Expiration
Name                      Granted      Employees          ($)           Date
--------------------------------------------------------------------------------

Robert E. Dixon            40,000       28.57%           $11.00       8/1/2012
William G. Knuff, III      40,000       28.57%           $11.00       8/1/2012
Craig R. Bush              16,000       11.43%           $11.00       1/14/2008

As of March 28, 2003, none of the above options have vested.


Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth the fiscal year-end option values of outstanding options at December 31, 2002, and the dollar value of unexercised, in-the-money options for the Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers during the fiscal eleven months ended December 31, 2002.


                    AGGREGATED OPTION EXERCISES & FISCAL YEAR-END OPTION VALUES
-----------------------------------------------------------------------------------------------------------
                                   Number of Securities Underlying             Value of Unexercised
                                        Unexercised Options at                In-the-Money Options at
                                         Fiscal Year-End 2002                 Fiscal Year-End 2002(1)
                                 ------------------------------------   -----------------------------------
                                   Exercisable        Unexercisable       Exercisable       Unexercisable
Name                                   (#)                 (#)                ($)                ($)
-----------------------------------------------------------------------------------------------------------
Robert E. Dixon                         0                40,000              $0.00              $0.00
William G. Knuff, III                   0                40,000              $0.00              $0.00

(1) The value of unexercised in-the-money options is calculated by multiplying the number of securities underlying such options by the difference between (i) the closing price of the common stock on the OTC
Bulletin Board on the last trading day of the 2002 fiscal year and (ii) the option exercise price. The closing price for the common stock was $11.00 per share on the last trading day of fiscal 2002 as reported on the OTC Bulletin Board. The option exercise price is $11.00 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 28, 2003, with respect to the number of shares of common stock beneficially owned by (i) each director of the Company, (ii) all directors and officers of the Company as a group and (iii) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities (the "Principal Stockholders"). This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the "Commission") by the Company's directors, officers and Principal Stockholders. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Applicable percentages below are based on 247,786 shares outstanding as of March 28, 2003, adjusted as required by rules promulgated by the Commission.

                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Amount and
                                                                                            Nature of
                                                                                           Beneficial     Percent of
Name and Address of Beneficial Owner(1)                                                     Ownership        Class
-----------------------------------------------------------------------------------------------------------------------
Sutter Opportunity Fund 2, LLC(2), 150 Post Street, Suite 405, San Francisco, CA 94108        76,645         30.9%
Lion Mountain Properties, Inc.(3), 1508 Gentry Way, Reno, NV 89502                            50,000         20.2%
Holmes Family Trust(4), 1105 Moana Drive, San Diego, CA 92107-3908                            30,000         12.1%
Robert E. Dixon                                                                                2,000          0.8%
William G. Knuff, III                                                                          2,000          0.8%
All Officers and Directors as a Group (2 persons)(5)                                         130,645         52.7%
---------------------------------------------------------------------------------------

(1) Information for each institutional stockholder listed was derived from statements filed with the Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange
Act, or, in the case of Lion Mountain Properties, was estimated based on information available to management; the business address of each director or management stockholder listed is c/o the Company at 150 Post Street, Suite 405, San Francisco, CA 94108.
(2) Mr. Dixon is the primcipal owner and manager of Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund 2, LLC.
(3) For the benefit of Larry Atkinson, CEO of Lion Mountain Properties, at the same address above listed. These shares are subject to a voting agreement bewteen Lion
Mountain Properties and Sutter.
(4) For the benefit of Alan B. & Patricia J. Holmes, trustees of the Holmes Family Trust, at the same address above listed.
(5) Includes 76,645 shares owned by Sutter Opportunity Fund 2, LLC which is managed by
Sutter Capital Management, LLC of which Mr. Dixon is the principal owner and manager, and therefore may be deemed to be a beneficial owner of these shares by virtue of his position; and, 50,000 shares owned by Lion Mountain Properties which are subject to a voting agreement that grants the directors of SRHI voting control until June 3, 2003.
The directors and officers disclaim beneficial ownership of all such shares expressly identified in this footnote.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Assets acquired for investment during the eleven months ended December 31, 2002 included interests in certain oil and gas partnerships purchased for $737,095, a judgment against Grupo Bufete S.A. de C.V., a Mexico based real estate company, with a face value of $390,909 purchased for $175,000, and an equity interest in HFD Investors, LLC, a California based company with loans secured by several motel properties, purchased for $262,500. The Grupo Bufete judgment, the HFD equity interest, and $328,719 of the oil and gas interests were purchased for cash from Sutter Opportunity Fund, LLC, a fund managed by Sutter Capital Management, LLC and an affiliate of the company. The other $408,376 in oil and gas interests acquired during the quarter were purchased from Sutter Opportunity Fund 2, LLC, also managed by Sutter Capital Management, LLC, in exchange for a two-year note bearing interest at 10%. The note requires no cash payment for two years, and Sutter Opportunity Fund 2, LLC has the option to convert the note to common stock of the company at the market price of the common stock, provided, however, that unless there shall have occurred an event of default, the conversion price of the note shall not be less than $0.25 per share nor more than $0.50 per share. Adjusting for the reverse stock split that was implemented June 13, 2002, the conversion price of the note was changed to not less than $5.00 per share or more than $10.00 per share.

On December 19, 2002, the Company sold 2,864,343 shares of Quepasa.com to Sutter Opportunity Fund 2, LLC in order to raise additional cash to fund the purchase of Easton Mortgage Corporation. The shares were sold for $0.02 per share, which represented the market price at the time of the transaction.

On January 9, 2003, Mr. Dixon and Mr. Knuff each loaned $100,000 to the Company to provide it with sufficient cash to close the acquisition of Easton Mortgage Corporation (see Footnotes to the Financial Statements "9. Subsequent Events"). The promissory notes bear interest at 8% and mature in four years. Mr. Dixon and Mr. Knuff each received 2,000 shares of stock in connection with the loans.

On January 13, 2003, Sutter Opportunity Fund 2, LLC loaned $175,000 to the Company to provide it with sufficient cash to close the acquisition of Easton Mortgage Corporation. The principal amount of this loan was added to the outstanding principal amount of the previous loan made by Sutter Opportunity Fund 2, LLC in the amount of $408,376 on the same terms and conditions. The principal amount of the note is now $583,376.

On January 14, 2003, simultaneous with the closing of the acquisition of Easton Mortgage Corporation, Mr. Dixon and Mr. Knuff each personally guaranteed two warehouse lines of credit on behalf of Easton, in the aggregate amount of $8,250,000. Neither Mr. Dixon nor Mr. Knuff received any compensation for these guarantees.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A. (1) Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

         (2) Index of Exhibits

               2(a) Stock Purchase Agreement dated December 31, 2002 by and among the Company, Easton Mortgage Corporation, RCH LLC, Timothy A. Birch, Stone Williams LLC, Craig R. Bush, Lawrence Anspach and Diana Mead (Incorporated by reference to Report on Form 8-K dated and filed January 17, 2003)

               2(b) Stock Purchase Agreement dated March 12, 2002 by and among the Company, Sutter Opportunity Fund 2 LLC and Firebrand Financial Group, Inc.

               4(a) Amendment No. 1 dated January 14, 2003 to the Loan and Security Agreement dated April 22, 2002 by and between the Company and Sutter Opportunity Fund 2 LLC

               4(b) Loan and Security Agreement dated September 2, 2002 by and between the Company and Ira Gaines

               4(c) Loan and Security Agreement dated January 10, 2003 by and between the Company and Robert E. Dixon

               4(d) Loan and Security Agreement dated January 10, 2003 by and between the Company and William G. Knuff, III

               4(e) Loan and Security Agreement dated April 22, 2002 by and between the Company and Sutter Opportunity Fund 2 LLC

               10(a) Employment  Agreement dated August 1, 2002 by and between the Company and Robert E. Dixon

               10(b) Employment Agreement dated August 1, 2002 by and between the Company and William G. Knuff, III

               10(c) Amended and Restated  Employee Stock Option  Agreement
                     dated December 18, 2002 by and between the Company and Robert E. Dixon

               10(d) Amended and Restated  Employee Stock Option Agreement dated
                     December 18, 2002 by and between the Company and William G. Knuff, III

               16(a) Letter on Change in Certifying Accountants dated June 27,
                     2002 (Incorporated by reference and filed as Exhibit 16 to the Company's Form 8-K originally filed with the SEC on June 27, 2002, and subsequently amended on July 12, 2002.)

               21 List of Subsidiaries and Names under which Subsidiaries do business

               99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Note: All of the above exhibits not incorporated by reference have been filed herewith.

     B. Reports on Form 8-K

          1. On April 14, 2002, the Company filed a Report on Form 8-K reporting a change of control.

          2. On June 27, 2002, the Company filed a Report on Form 8-K reporting a Change in Certifying Accountant.

          3. On October 15, 2002, the Company filed a Report on Form 8-K reporting the sale of one of its subsidiaries, SSI Securities, Inc.

          4. On January 17, 2003, we filed a Report on Form 8-K reporting the acquisition of Easton Mortgage Corporation.

ITEM 14. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 12a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.

The Company's Co-Chief Executive Officers, one of whom also acts as Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely and accurate basis in the Company's reports filed or submitted under the Exchange Act.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance that an entity will achieve its disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in the disclosure controls and procedures themselves. In other words, human judgment is imperfect and human error can occur. However, the Company's management recognizes that such judgment and error may be minimized, relatively speaking, due to the fact that the Company has only four employees, two of whom constitute senior management.

To the best of senior management's knowledge, no significant changes in the Company's internal controls and procedures have occurred subsequent to the Evaluation Date.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of April, 2003.





/s/ ROBERT E. DIXON
------------------------
Robert E. Dixon
Co-Chief Executive Officer,
President and Director


In accordance with the Exchange Act, this Report on Form 10-KSB has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.






Signature                       Title                              Date

/s/ ROBERT E. DIXON             Co-Chief Executive Officer,        04/7/03
------------------------        President and Director
Robert E. Dixon


/s/ WILLIAM G. KNUFF, III       Co-Chief Executive Officer,        04/7/03
------------------------        Chief Financial Officer and
William G. Knuff, III           Director

CERTIFICATIONS

               I, Robert E. Dixon, certify that:

               1. I have reviewed this annual report on Form 10-K of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003           By:  /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chief Executive Officer,
                                   President and Director

               I, William G. Knuff, III, certify that:

               1. I have reviewed this annual report on Form 10-K of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003           By:  /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chief Executive Officer,
                                   Chief Financial Officer and
                                   Director

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                        (Formerly Shochet Holdings, Inc.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS



Report of Independent Certified Public Accountants...........................F-1

Consolidated Financial Statements:

    Balance Sheet............................................................F-2

    Statement of Income and Comprehensive Income.............................F-3

    Statements of Cash Flow..................................................F-4

    Statement of Changes in Stockholders' Equity.............................F-5

Notes to Consolidated Financial Statements...........................F-6 to F-13

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Sutter Holding Company, Inc.

We have audited the accompanying balance sheet of Sutter Holding Company, Inc. as of December 31, 2002 and the related statements of income and comprehensive income, stockholders' equity, and cash flows for the period of February 1, 2002 through December 31, 2002. These financial statements are the responsibility of Sutter Holding Company, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutter Holding Company, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the period February 1, 2002 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ REGALIA & ASSOCIATES

Danville, California
March 6, 2003


                                      SUTTER HOLDING COMPANY, INC.
                                             Balance Sheet

                                                                                            As of           As of
                                                                                        December 31,     January 31,
                                                                                              2002            2002

                                     ASSETS
Current assets:

            Cash and cash equivalents                                             $         625,491       1,164,000
            Accounts receivable                                                               8,528          10,000
            Receivable (net of allowance for uncollectible amount of $75,000)               100,000               -
            Prepaid expenses                                                                  5,836           4,000
                                                                                  ---------------------------------
                      Total current assets                                                  739,855       1,178,000
                                                                                  ---------------------------------

Noncurrent assets:

            Investments, at fair value (net of reserve of $62,500)                          260,347               -
            Investments, at cost                                                            964,198               -
            Property and equipment, net                                                       1,246               -
            Loan origination fee (net of accumulated amortization of $8,958)                 98,542               -
                                                                                  ---------------------------------
                      Total noncurrent assets                                             1,324,333               -
                                                                                  ---------------------------------
                                                                                  $       2,064,188       1,178,000
                                                                                  =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Accounts payable and accrued liabilities                              $          30,141         746,000
            Accrued interest payable                                                         28,232               -
            Income taxes payable                                                                800               -
                                                                                  ---------------------------------
                      Total current liabilities                                              59,173         746,000
                                                                                  ---------------------------------
Long-term liabilities:

            Notes payable                                                                 1,008,376          66,000
                                                                                  ---------------------------------
                      Total liabilities                                                   1,067,549         812,000
                                                                                  ---------------------------------

Stockholders' equity

            Preferred stock - $0.0001 par value; 1,000,000 shares authorized;
                      no shares issued or outstanding at December 31, 2002                        -               -
            Common stock - $0.0001 par value; 15,000,000 shares authorized;
                      243,786 shares issued and outstanding at December 31, 2002                 24               -
            Warrants                                                                        103,030               -
            Treasury stock                                                                 (333,427)       (238,000)
            Loans to Officers                                                                     -         (18,000)
            Additional paid-in capital                                                    3,266,157      10,196,000
            Unrealized losses on investments                                                (62,500)              -
            Accumulated deficit                                                          (1,976,645)     (9,574,000)
                                                                                  ---------------------------------
                                                                                            996,639         366,000
                                                                                  ---------------------------------
                                                                                  $       2,064,188       1,178,000
                                                                                  =================================

See accompanying auditors' report and notes to financial statements.


                                      SUTTER HOLDING COMPANY, INC.
                               Statement of Income and Comprehensive Income


                                                                                   For the Eleven       For the Twelve
                                                                                    Months Ended         Months Ended
                                                                                    December 31, 2002   January 31, 2002
Revenues:

           Interest and dividends                                                 $            799          25,000
           Commissions earned                                                                2,894               -
           Gain on retirement of liability                                                  24,491               -
           Loss on investments, net                                                       (224,024)              -
           Other income                                                                      4,295               -
                                                                                  --------------------------------
                     Total Revenues                                                       (191,545)         25,000
                                                                                  --------------------------------



Expenses:

           Selling, general & administrative                                               433,955         416,000
           Bad debts                                                                        92,500               -
           Depreciation                                                                        748               -
           Interest expense                                                                 53,190               -
           Other expenses                                                                      696         269,000
                                                                                  --------------------------------
                     Total Expenses                                                        581,089         685,000
                                                                                  --------------------------------
           Income (Loss) from Continuing Operations                                       (772,634)       (660,000)

Discontinued Operations:

           Income (Loss) from Discontinued Operations                                            -      (5,287,000)
Income (Loss) before income taxes                                                         (772,634)     (5,947,000)
Provision for income taxes                                                                     800               -
                                                                                  --------------------------------
           Net Loss                                                               $       (773,434)     (5,947,000)
                                                                                  ================================

Basic and diluted loss per common share
           (Based on 158,996 and 2,245,000 weighted average
           common shares outstanding, respectively)                                          (4.86)          (2.65)

Other comprehensive income:
           Unrealized holding loss on available-for-sale investments                       (62,500)              -
                                                                                  --------------------------------
Total comprehensive income                                                        $       (835,934)     (5,947,000)
                                                                                  ================================


See accompanying auditors' report and notes to financial statements.


                                   SUTTER HOLDING COMPANY, INC.
                                     Statement of Cash Flows

                                                                                   For the Eleven      For the Twelve
                                                                                    Months Ended        Months Ended
                                                                                   December 31, 2002   January 31, 2002
Operating activities:
           Net Loss                                                               $       (773,434)      (5,947,000)
           Adjustments to reconcile to cash provided by operating activities:
                     Realized losses on sales of investments, net                          320,724                -
                     Depreciation expense                                                      748                -
                     Net Increase in assets from discontinued operations                         -        1,436,000
                     Changes in:
                               Accounts receivable                                          (8,528)               -
                               Notes receivable                                            (90,000)               -
                               Prepaid expenses                                             (1,836)               -
                               Loan origination fee                                        (98,542)               -
                               Accounts payable and accrued liabilities                   (715,859)         643,000
                               Accrued interest payable                                     28,232                -
                               Securities purchased under agreement to resell                             3,043,000
                               Loans to Officers                                                             22,000
                               Other Assets                                                      -           73,000
                               Income taxes payable                                            800                -
                                                                                  ---------------------------------
                     Cash used for operating activities                                 (1,337,695)        (730,000)
                                                                                  ---------------------------------

Investing activities:

           Acquisition of property and equipment                                            (1,994)               -
           Cash paid for acquisition of investments                                     (1,545,269)               -
                                                                                  ---------------------------------
                     Cash used for investing activities                                 (1,547,263)               -
                                                                                  ---------------------------------

Financing activities:

           Proceeds from transactions involving common stock                             1,458,970                -
           Proceeds from issuance of warrants                                              103,030                -
           Acquisition of treasury shares                                                  (95,427)               -
           Principal payments on notes payable                                             (66,000)               -
           Proceeds from issuance of notes payable                                       1,008,376                -
           Unrealized loss on investments                                                  (62,500)               -
                                                                                  ---------------------------------
                     Cash provided by financing activities                               2,346,449                -
                                                                                  ---------------------------------

Net decrease in cash                                                                      (538,509)        (730,000)
Cash and cash equivalents, beginning of period                                           1,164,000        1,894,000
                                                                                  ---------------------------------
Cash and cash equivalents, end of period                                          $        625,491        1,164,000
                                                                                  ---------------------------------

Supplemental disclosures:
           Income taxes paid                                                      $            800                -
                                                                                  =================================
           Interest paid                                                          $         53,190                -
                                                                                  =================================

Noncash investing transactions:
           Amounts receivable on sale of investments                              $              -                -
                                                                                  =================================
           Amounts payable on the purchase of investments                         $        408,376                -
                                                                                  =================================

See accompanying auditors' report and notes to financial statements.


                                       SUTTER HOLDING COMPANY, INC.
                               Statement of Changes in Stockholders' Equity
                              For the periods ended January 31, 2002 and 2001
                                   (In dollars, except for common shares)

                                                                                       Additional Unrealized

                                   Common Stock                 Treasury    Officers &  Paid-in   Losses on  Accumulated

                                 Shares     Amount   Warrants    Stock      Employees   Capital  Investments   Deficit      Total
                                 ------     ------   --------    -----      ---------   -------  -----------   -------      -----
Balance at January 31, 2001      2,245,000 $ -       $ -       $(122,000) $(166,000) $10,196,000   $ -       (3,627,000) $6,281,000


 Purchase of treasury stock         -        -         -        (116,000)    -           -           -         -           (116,000)

 Repayment of loans to officers
  and employees for the
  purchase of common stock          -        -         -           -        148,000      -           -         -            148,000

   Net loss                         -        -         -           -         -           -           -       (5,947,000) (5,947,000)

Balance at January 31, 2002      2,245,000   -         -        (238,000)   (18,000)  10,196,000     -       (9,574,000)    366,000

Purchase of treasury stock         (95,000)  -         -         (95,427)    -           -           -         -            (95,427)

Repayment of loans to officers
  and employees                     -        -         -           -         18,000      -           -         -             18,000

Reflect 1:20 reverse stock split(2,042,500)  -         -           -         -           -           -         -                -

Proceeds of sale of common stock   136,286   -         -           -         -           904,869     -         -            904,869

Record issuance of warrants/options -        -     103,030         -         -            63,392     -         (103,030)     63,392

Sale of subsidiary                  -        -         -           -         -        (7,898,080)    -        8,473,819     575,739

Reclass par value of common stock   -       24         -           -         -               (24)    -         -                -

   Net loss                         -        -         -           -         -           -           -         (773,434)   (773,434)

Unrealized losses on investments    -        -         -           -         -           -         (62,500)        -        (62,500)
                                ====================================================================================================
Balance at December 31, 2002       243,786 $ 24    $103,030    $(333,427)  $ -       $ 3,266,157  $(62,500) $(1,976,645)  $ 996,639
                                ====================================================================================================


See accompanying auditors' report and notes to financial statements.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.
--------------------------------------------------------------------------------

                          Notes to Financial Statements
                                December 31, 2002


1.       Organization

Sutter Holding Company, Inc. ("Sutter Holding") was incorporated in July 1999 under the name Shochet Holdings, Inc. and, on April 9, 2002, changed its name to Sutter Holding.

Sutter Holding engages in the acquisition of partial or full interests in businesses which demonstrate significant growth potential. Sutter Holding is registered with the Securities and Exchange Commission and its common shares are actively traded under the symbol "SRHI."


2.       Summary of Significant Accounting Policies

Basis of Accounting
The financial statements of Sutter Holding Company have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Income Taxes
Sutter Holding files a federal and California income tax return. Sutter Holding accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Cash and Cash Equivalents
Cash and cash equivalents are defined as cash and investments that have a maturity of less than three months when purchased.

Investments
In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115) securities are classified into three categories: held-to-maturity, available-for-sale, and trading. At December 31, 2002 Sutter Holding had no trading or held-to-maturity investments. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available-for-sale securities are reported at fair value if quoted market prices are available.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

2.       Summary of Significant Accounting Policies (continued)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholder's equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific investment sold.

3.       Receivable

Receivable consists of the following at December 31, 2002:

Judgment receivable from Grupo Bufete,
     secured by investment interest in
     Grupo Bufete, noninterest-bearing,
     due within one year                                      $     175,000
Provision for uncollectible amount                                  (75,000)
                                                             ---------------
Receivable, net                                               $     100,000
                                                             ---------------

Management has provided for a partial reserve against funds which, ultimately, will be collected from Grupo Bufete.

4.       Investments

If a quoted market price is available for an investment, the fair value is calculated as the number of units times its quoted price. Some of the investments owned by Sutter Holding are illiquid and do not have readily determinable fair values. Such investments are stated at cost on the balance sheet.

The cost and fair value of investments available for sale consist of the following at December 31, 2002:

                                              December 31, 2002
                               ------------------------------------------------
                                                  Unrealized
                                    Cost            Losses        Fair Value
                               ---------------- --------------- ---------------
Long-term investments
     reported at fair value:
Equities                             $ 322,847          62,500         260,347
                                                --------------- ---------------
Long-term investments
     reported at cost:
Equities                               964,198
                               ----------------
Total                               $1,287,045
                               ----------------

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

5.       Property and Equipment

Property and equipment consist of the following at December 31, 2002:

Furniture and fixtures                                 $       1,994
Accumulated depreciation                                        (748)
                                                        ---------------
Property and equipment, net                            $       1,246
                                                        ---------------

Total depreciation expense amounted to $748 for the period February 1, 2002 through December 31, 2002.

6.       Lease

Sutter Holding rents office space from Sutter Capital Management (a related party) under a three-year operating lease. The monthly rent is currently $2,600 and, effective May 1, 2003, will increase to $2,860. Total rent expense under this lease amounted to $20,800 for the period February 1, 2002 through December 31, 2002.

Minimum future lease payments are as follows at
     December 31, 2002:
         Year ending December 31:                             Operating Leases
                                                 ------------------------------
                  2003                                             $    33,280
                  2004                                                  34,320
                  2005                                                  14,300

7.       Notes Payable

Notes payable consist of the following at December 31, 2002:

Note Payable to Sutter Opportunity Fund 2
(a related party), bearing interest at 10%
per annum, interest due annually, principal
due April 2004. Sutter Holding may elect to
pay interest in-kind by issuing unregistered
stock.                                                          $     408,376

Note Payable to private investor, bearing
interest at 8% per annum, interest due and
payable monthly, principal due September 2006.
                                                                      600,000
                                                                ---------------
Total notes payable                                             $   1,008,376
                                                                ---------------

In consideration for the first note, Sutter Opportunity Fund 2 transferred 17,866 limited partnership units of Geodyne Energy, Inc. to Sutter Holding. Subsequent to December 31, 2002, Sutter Opportunity Fund 2 loaned an additional $175,000 to Sutter Holding under similar terms and conditions.

In consideration for the second note, the private investor was issued 10,000 shares of Sutter Holding common stock which, according to management, had a market value of $10.75 per share at the time of issuance. Sutter Holding capitalized $107,500 as a loan origination fee on the balance sheet and is amortizing this amount over the 48-month loan term utilizing the straight-line method.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

8.       Related Party Transactions

Sutter Holding has entered into an office lease agreement with a related party. See Note 6. Sutter Holding owes a related entity a note payable in the amount of $408,376 at December 31, 2002. See Note 7. Sutter Holding acquired various investments from Sutter Opportunity Fund 1 (a related party). A list of investments purchased and sold during the period February 1, 2002 through December 31, 2002 is as follows:

------------------------------------------------- ----------- ------------------
Asset Acquired (Sold)                                Cost         Consideration
------------------------------------------------- ----------- ------------------
Acquired Geodyne Energy Ltd. Partnership           $ 328,719        Paid Cash
From SOF-1 (12.934 Ltd. Partnership Units)
------------------------------------------------- ----------- ------------------
Acquired Geodyne Energy Ltd. Partnership             408,376   Note Payable to
From SOF-1 (17,866 Ltd. Partnership Units)                    SOF-2 (see Note 7)
------------------------------------------------- ----------- ------------------
Acquired HFD Preferred Stock From SOF-1              262,500        Paid Cash
------------------------------------------------- ----------- ------------------
Acquired Grupo Bufete Note Receivable From SOF-1     175,000        Paid Cash
------------------------------------------------- ----------- ------------------
Sold Quepasa Common Stock to SOF-2                   (57,286)     Received Cash
------------------------------------------------- ----------- ------------------

9.       Subsequent Events

On January 14, 2003, Sutter Holding acquired all of the outstanding shares of Easton Mortgage Corporation (EMC), a California corporation. Easton is a mortgage broker serving prospective clients throughout the states of California and Colorado.

The acquisition price is valued at approximately $3,750,000, subject to adjustments dependent upon the subsequent performance of EMC. Adjustments to the purchase price will be downward only, and will be a multiple of any decline in the earnings of EMC from targeted levels over the next two years. Any adjustment, if necessary, will be in the form of a reduction in the face value of the promissory notes issued to the selling shareholders. Sutter Holding paid $1,000,000 cash, $25,000 of which was paid in 2002, and $975,000 of which was paid on January 14, 2003, and issued promissory notes payable to the shareholders in the aggregate amount of $2,750,000. The notes bear interest at 4% per annum, and are secured by a pledge agreement, a guaranty by EMC, and a security agreement. In addition, Sutter Holding issued warrants for the purchase of 60,000 shares of its common stock at an exercise price of $11 per share, exercisable for five years, to specified stockholders of EMC.

On January 10, 2003, Sutter Holding received $200,000 in proceeds from the issuance of two promissory notes, each with a face amount of $100,000 to Robert Dixon and William Knuff III, respectively, who serve as officers and directors of Sutter Holding. The notes are evidenced by security agreements, and bear interest at 8% per annum. The first payment of interest is due on April 1, 2003, and interest is payable monthly thereafter. The outstanding balance of the notes are payable in full on January 10, 2007. As additional consideration for the loans, Mr. Dixon and Mr. Knuff each received 2,000 shares of Sutter Holding's common stock. Sutter Opportunity Fund 2 also loaned an additional $175,000 toward the purchase of EMC. See Note 7.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

10.      Income Taxes

Components of income tax expense (benefit) for the period February 1, 2002 through December 31, 2002 are as follows:

  Current:
     Federal                                   $       -
     State                                           800
                                         ----------------
        Total current                                800
                                         ----------------
  Deferred:
     Federal                                    (257,785)
     State                                       (77,742)
                                         ----------------
        Total deferred                          (335,527)
  Reserve for deferred tax benefit               335,527
                                         ----------------
  Total provision for income taxes             $     800
                                         ----------------

Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax asset at December 31, 2002. Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The types of temporary differences that give rise to significant portions of the deferred tax liability and affect deferred tax expense include differences in accounting for installment sales, valuation allowances, depreciation and amortization, tax credit carryforwards, net operating loss carryforwards, and capitalized costs.

As of December 31, 2002, Sutter Holding has a net operating loss carryforwards of approximately $773,434 for federal income tax purposes. Unless suspended by the California State Legislature, the state of California allows for a 50% carryforward of net operating losses. The federal and state carryforwards expire in 2017.

11.      Commitments and Contingencies

In the normal course of business there are outstanding various commitments and contingent liabilities, such as commitments to enter into contracts, which are not reflected in the financial statements. Because it is subject to rules and regulations mandated by the Securities Exchange Commission, Sutter Holding may be subject to fines and/or disciplinary action from activities arising out of the normal course of business. Management believes that such commitments or contingencies will not have a material adverse effect on the financial statements.

12.      Sale of Subsidiary

During the period February 1, 2002 through December 31, 2002, Sutter Holding sold a subsidiary to an unrelated party and recorded a gain on sale of $96,700 which is reflected in the statement of income and comprehensive income.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

13.      Stock Warrants

Sutter Holding has issued warrants to purchase common stock to an unrelated entity. Sutter Holding has recorded the fair value of these warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation using the Black-Scholes pricing model.

In March, 2000, Sutter Holding issued warrants to an outside management company assisting with the initial public offering of Sutter Holding common stock. The warrants gave the management company the right to purchase up to 25,000 shares of Sutter Holding common stock at an exercise price of $11.07 per share. As a result of Sutter Holding's 20:1 reverse stock split, the warrants now give the management company the right to purchase up to 1,250 shares at an exercise price of $221.40 per share. The warrants expire in March 2005.

The estimated fair value of the warrants at the time of issuance was computed at $103,030 using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6.5%, expected dividend yield of 0 percent, term equal to five years, expected volatility of 50%, and a market value of $9.00. The fair value of the warrants was reflected as compensation expense in the statement of income and comprehensive income for the period February 1, 2002 through December 31, 2002.

14.      Stock Option Plan

In 1999, the Company adopted a Stock Plan (the "Plan") to provide additional incentives to employees, directors and consultants. As of March 6, 2003 (the date of this report) Management is considering the cancellation of the existing Plan.

Under the terms of the Plan, employees may be granted incentive stock options to purchase shares of the Company's common stock at prices generally not less than 100% of fair value of the common stock on the date of grant. Directors and consultants may be granted nonstatutory stock options at prices generally not less than 85% of the fair value of the common stock on the date of grant. The Plan allows for the issuance of options to purchase a maximum of 500,000 shares. The number of shares of common stock has been reserved for issuance under the Plan as amended and as adjusted by splits. The options granted under the Plan are exercisable over a maximum of five years for stockholders owning more than 10% of total voting stock. Options granted to all other individuals are exercisable over a maximum of ten years. The options generally vest over a time period designated by the administrator.

Sutter Holding accounts for options granted to employees under APB Opinion No. 25, under which no compensation cost has been recognized, as the exercise price of all option grants was the estimated fair market value of common stock on the date of each grant.

--------------------------------------------------------------------------------
                          SUTTER HOLDING COMPANY, INC.                 Continued
--------------------------------------------------------------------------------

                          Notes to Financial Statements

14.      Stock Option Plan (continued)

Sutter Holding accounts for options granted to consultants and former employees whose options have vested under SFAS No. 123 "Accounting for Stock-Based Compensation," under which compensation expense is recognized over the term of the consulting agreement based on the estimated fair value of the options granted. In March 2002 several former directors whose options had vested left the company, which resulted in Sutter Holding recognizing an expense of $63,392. This amount has been reflected as professional fees in the statement of income and comprehensive income for the period February 1, 2002 through December 31, 2002.

Had compensation cost for options granted to current employees and outside directors been determined consistent with SFAS 123, Sutter Holding's net loss would have been increased to the following on a pro forma basis:

         Net loss:         As reported                $773,434
         Net loss:         Pro forma                   788,505

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                Employees          Nonemployees
                                ---------          ------------

Risk free interest rate            3.3%                6.5%
Expected dividend yield            0.0                 0.0
Expected volatility                0.0                50.0
Expected term (years)              4.0                 4.0


Options outstanding at December 31, 2002 have the following contractual terms:

                                                  Weighted-Average
 Number of                                           Remaining
  Options                   Exercise              Contractual Term
Outstanding                   Price                   (Years)
-----------                 --------              ----------------
    1,500                     $180                       3.3
    2,500                       35                       3.8
   80,000                       11                       9.6
  --------
   84,000
  ========

The following table summarizes activity under the Plan for the period February 1, 2002 through December 31, 2002:

                                     Number    Weighted Average Exercise
                                  of Shares                        Price
                                ------------ ----------------------------
Options outstanding at
     January 31, 2002               11,700                  $       -
Options granted (net
     of recovered options)          80,000
Options expired                     (7,700)                      9.00
                                ------------ ----------------------------
Options outstanding at
     December 31, 2002              84,000                  $   14.73
                                ------------ ----------------------------