Form 10-Q
period 2003-03-31
SUTTER HOLDING CO INC
filed 2003-05-29
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 001-15733

                          SUTTER HOLDING COMPANY, INC.


             (Exact name of registrant as specified in its charter)





          Delaware                                      75-3111137
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

The number of shares of common stock, $.0001 par value, outstanding as of May 14, 2003 was 247,786.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements                                              2
            Balance Sheets                                                    2
            Statements of Operations                                          3
            Statements of Cash Flows                                          4
            Notes to the Financial Statements                                 5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        6
PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                  7
Signatures                                                                    7
Certifications                                                                8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                   (Unaudited)


                                                   As of               As of
                                                 March 31,          December 31,
                                             ---------------     ---------------
                                                   2003                2002
                                             ---------------     ---------------
ASSETS

      Current Assets
          Cash and cash equivalents                $165,533            $625,491
          Accounts receivable                        47,195               8,528
          Note Receivable                           100,000             100,000
          Prepaid expenses                                -               5,836
          Mortgages held for sale                 2,425,651                   -
                                             ---------------     ---------------
      Total Current Assets                        2,738,379             739,855
                                             ---------------     ---------------
      Noncurrent Assets
          Investments, at fair value              1,276,927             260,347
          Investments, at cost                            -             964,198
          Property and equipment, net                26,341               1,246
          Loan origination fees, net                130,156              98,542
          Other Assets                               13,944                   -
                                             ---------------     ---------------
      Total Noncurrent assets                     1,447,369           1,324,333
                                             ---------------     ---------------

      Goodwill                                    3,708,567                   -

TOTAL ASSETS                                     $7,894,315          $2,064,188
                                             ===============     ===============


LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities
          Accounts payable & accrued expenses      $193,018             $30,141
          Mortgage warehouse line of credit       2,354,082                   -
          Interest payable                           42,440              28,232
          Income taxes payable                        3,828                 800
                                             ---------------     ---------------
      Total Current Liabilities                   2,593,368              59,173
                                             ---------------     ---------------
      Long-Term Liabilities
          Deferred Income Taxes                      52,514                   -
          Notes payable                           3,993,216           1,008,376
                                             ---------------     ---------------
      Total Long-Term Liabilities                 4,045,730           1,008,376
                                             ---------------     ---------------
      Stockholders' Equity
          Preferred Stock                                 -                   -
          Common Stock, $0.0001 par value                25                  24
          Additional Paid-In Capital              3,306,156           3,266,157
          Treasury Stock                           (333,427)           (333,427)
          Warrants                                  103,030             103,030
          Unrealized Loss on Investments            (62,500)            (62,500)
          Retained Earnings                      (2,029,159)         (1,976,645)
          Net Income                                271,092                   -
                                             ---------------     ---------------
      Total Stockholders' Equity                  1,255,217             996,639
                                             ---------------     ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $7,894,315          $2,064,188
                                             ===============     ===============

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2003                     2002
                                             ---------------     ---------------
Revenues:
      Mortgage sales                            $23,635,683                  $0
      Mortgage commissions                          359,208                   -
      Miscellaneous income                           53,332                  39
      Interest & dividend income                      1,142                 579
      Realized gains/losses                             892                   -
                                             ---------------     ---------------
Total revenues                                   24,050,256                 618
                                             ---------------     ---------------
Cost of Goods Sold
      Cost of mortgage sales                     23,295,270                   -
      Interest on warehouse line of credit           48,831                   -
      Miscellaneous loan fees                        28,331                   -
                                             ---------------     ---------------
Total cost of goods sold                         23,372,433                   -
                                             ---------------     ---------------
Gross profit                                        677,824                 618

Expenses:
      General & administrative                      293,240             120,961
      Depreciation & amortization(1)                 12,385                  -
      Interest expense                               53,242                  -
      Loss from discontinued operations                   -              44,287
      Other expenses                                 47,865              28,362
                                             ---------------     ---------------
Total expenses                                      406,732             193,609
                                             ---------------     ---------------
Net income / (loss)                                $271,092           ($192,991)
                                             ===============   =================

Net income / (loss) per share(2)                      $1.09              ($0.78)

----------------------------------------------------------------------
(1) Included in general and administrative expenses for the first quarter of fiscal 2002.
(2) Based on 247,786 weighted average shares of common stock outstanding as of March 31, 2003.

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2003                  2002
                                             ---------------     ---------------
OPERATING ACTIVITIES

      Net income                                   $271,092           ($192,991)

      Depreciation & amortization                   $12,385                   -
      Adjustments to reconcile net income
      to net cash provided by operations:
          Accounts receivable                       (18,859)             34,038
          Note Receivable                                 -              35,000
          Prepaid expenses                           11,997                   -
          Mortgages held for sale                 1,390,849                   -
          Accounts payable & accrued
             expenses                                80,612            (207,183)
          Mortgage warehouse line of
             credit                              (1,411,276)                  -
          Income taxes payable                       (6,648)                  -
          Interest payable                           14,208                   -
                                             ---------------     ---------------
Net cash provided (used) by operating
  activities                                       $344,360           ($331,136)

INVESTING ACTIVITIES
      Capital expenditures                                -                   -
      Purchases of securities,
         subsidiaries & other investments        (3,789,158)                  -
      Other                                         (40,000)             (3,236)
                                             ---------------     ---------------
Net cash (used) provided by investing
  activities                                    ($3,829,158)            ($3,236)

FINANCING ACTIVITIES
      Proceeds from issuance of notes
         payable                                  3,125,000                   -
      Repayment of notes payable                   (140,160)                  -
      Purchases of stock for treasury                     -             (35,000)
      Issuance of stock                              40,000                   -
Net cash provided (used) by financing
  activities                                     $3,024,840            ($35,000)
                                             ---------------     ---------------
Net change in cash for the period                  (459,958)           (369,372)
                                             ---------------     ---------------
Cash, beginning of period                           625,491           1,234,573
Cash, end of period                                $165,533            $865,201
                                             ===============     ===============

                          SUTTER HOLDING COMPANY, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. Significant Accounting Policies

The interim financial statements have been prepared by Sutter Holding Company, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2002 Annual Report filed on Form 10-K and dated December 31, 2002.

The unaudited financial statements reflect adjustments, all of which are of a normal recurring nature in management's opinion, necessary to present fairly the financial position of the Company, the results of its operations and its cash flows for the quarter ended March 31, 2003. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The quarter ended March 31, 2003 is the first quarter to contain operating results from our Easton Mortgage Corporation subsidiary which the Company acquired effective January 1, 2003. Prior to this quarter and as far back as August 2001, the Company had no operating business and had existed essentially as a public shell. SEC disclosure rules dictate that we compare comparable periods for financial reporting and analysis purposes. Below we have attempted to compare the most recently completed fiscal quarter including Easton's operations with the same period from the prior year. As you will notice, the financial performance and operating results of the Company improved dramatically from the first quarter last year to the first quarter this year. However, a direct period-to-prior year period comparison is difficult, if not somewhat meaningless, given that the Company owned a profitable operating business during the most recent quarter and did not own any operating business during the same quarter last year. Moreover, the Company changed its fiscal year end from January 31 to December 31 which can add to the difficulty of trying to compare period-to-prior year period financial performance and operating results.

The First Quarter ended March 31, 2003 compared to the First Quarter ended March 31, 2002

Revenues

Revenues were $24,050,256 for the quarter ended March 31, 2003 compared to $618 for the quarter ended March 31, 2002, an increase of 3,891,527%. Gross profit or net revenues (i.e. netting mortgage revenue and mortgage cost of goods) amounted to $677,824 this quarter compared to the same $618 for the same quarter last year, an increase of 109,580%. These significant increases were almost exclusively attributable to the presence of the Easton Mortgage operating business, which the Company acquired effective January 1, 2003, where no operating business was owned by the Company at any time during the comparable quarter last year. Revenues from investments and related activities represented less than 1% of all revenues for the quarter. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the quarter was $23,372,433 compared to zero for the comparable quarter last year. Again, this significant and positive change was due to the Company's acquisition of the Easton Mortgage business which the Company did not own during the comparable quarter last year.

Operating Expenses

Operating expenses were $406,732 for the quarter ended March 31, 2003 compared to $193,609 for the same quarter last year, an increase of 110%. This increase represents the addition of typical operating expenses associated with our Easton Mortgage business to those of the Company's operating expenses as a holding company. Operating expenses associated with the day-to-day functioning of Sutter as a holding company were extraordinarily high during last year's quarter due to certain one-time expenses such as a loss from discontinued operations not associated with present management, acquisition expenses and expenses related to the relocation of the Company's headquarters from Florida to California.

Net Income

The Company reported earnings of $271,092 for the quarter ended March 31, 2003 compared to a loss of $192,911 for the same quarter last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same quarter last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Earnings Per Share

The Company earned $1.09 per basic and diluted share for the quarter ended March 31, 2003 compared to a loss of $0.78 per basic and diluted share for the quarter ended March 31, 2002.

Weighted Average Common Shares Outstanding

The weighted average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings (and losses) per common share was 247,786 for the quarter ended March 31, 2003 compared to 2,145,000 (107,250 split adjusted) for the quarter ended March 31, 2002. The Company implemented a 1:20 reverse stock split on June 13, 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents in the amount of $165,533.

During the quarter ended March 31, 2003, net cash provided by operating activities was $344,360 compared to net cash used in operating and discontinued activities of $331,136 during the quarter ended March 31, 2002. This significant increase in cash provided by operating activities was due to the positive cash flow generated by the Company's mortgage business.

During the quarter ended March 31, 2003, net cash used in investing activities was $3,829,158 compared to net cash used in investing activities of $3,236 during the quarter ended March 31, 2002. The increase in cash used in investing activities was primarily due to the Company's acquisition of Easton Mortgage Corporation effective January 1, 2003.

During the quarter ended March 31, 2003 net cash provided by financing activities was $3,024,840 compared to net cash used by financing activities of $35,000 for the quarter ended March 31, 2002. Cash provided by financing activities for the quarter included an increase in notes payable of $2,984,840.

We expect to continue seeking strategic acquisitions where acceptable consideration consists of a combination of cash, notes and/or common stock, and believe that we have adequately anticipated any future capital funding needs for such acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2003, approximately 83% of the Company's total assets were invested in the mortgage banking industry. The mortgage banking industry is highly competitive, and most of our competitors have significantly greater financial resources and significantly greater infrastructure than we do. The mortgage banking industry is highly cyclical, and we could experience a material adverse change in our business if the economy continues to perform poorly. The mortgage banking industry is also highly sensitive to changes in interest rates, with a high negative correlation between interest rates and the level of refinancing business. If interest rates increase significantly, we could experience a material adverse change in our business.

Also as of March 31, 2003, approximately 5% and 6% of the Company's total assets were invested in the gold mining industry and the natural meat industry, respectively. Therefore, the Company is currently exposed to risks associated with the market prices for commodities such as gold, beef, pork, lamb and certain natural grains comprising livestock feed. The particular risks associated with the Company's investments in these industries are somewhat mitigated by the fact that the Company's investments are indirect, and so it has no direct market exposure to commodity price fluctuations, and, in the case of the meat industry, by the meat company's own active risk management activities as part of their normal business operations. At this time, the Company does not anticipate that its long term future business, or any significant part of its future assets, will be related to these industries.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

99.1 Certification by Robert E. Dixon as Chief Executive Officer.

99.2 Certification by William G. Knuff, III as Chief Financial Officer.

b. Reports on Form 8-K

On January 17, 2003, a report on Form 8-K was filed with the SEC disclosing the acquisition of 100% of the capital stock of Easton Mortgage Corporation. This report is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUTTER HOLDING COMPANY, INC.




Date: May 14, 2003            By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and President

Date: May 14, 2003            By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and Chief Financial Officer

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

Date: May 14, 2003                 By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

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

Date: May 14, 2003                 By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer