Form 10-Q/A
period 2003-03-31
SUTTER HOLDING CO INC
filed 2003-08-12
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 Amendment no. 1
                                       to
                                    FORM 10-Q


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
                                             ===============     ===============

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2003                     2002
                                             ---------------     ---------------
Revenues:
      Mortgage sales                            $23,635,683                  $0
      Mortgage commissions                          359,208                   -
      Miscellaneous income                           53,332              42,219
      Interest & dividend income                      1,142                 618
      Realized gains/losses                             892                   -
                                             ---------------     ---------------
Total revenues                                   24,050,256              42,837
                                             ---------------     ---------------
Cost of Goods Sold
      Cost of mortgage sales                     23,295,270                   -
      Interest on warehouse line of credit           48,831                   -
      Miscellaneous loan fees                        28,331                   -
                                             ---------------     ---------------
Total cost of goods sold                         23,372,433                   -
                                             ---------------     ---------------
Gross profit                                        677,824              42,837

Expenses:
      General & administrative                      293,240             708,327
      Depreciation & amortization(1)                 12,385                  -
      Interest expense                               53,242                  -
      Loss from discontinued operations                   -             125,077
      Other expenses                                 47,253              98,218
                                             ---------------     ---------------
Total expenses                                      406,120             931,622
                                             ---------------     ---------------
Net income / (loss)                                $271,704           ($888,785)
                                             ===============   =================

Net income / (loss) per share(2)                      $1.10              ($3.59)

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

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2003                  2002
                                             ---------------     ---------------
OPERATING ACTIVITIES

      Net income                                   $271,704           ($888,785)

      Depreciation & amortization                   $12,385                   -
      Adjustments to reconcile net income
      to net cash provided by operations:
          Accounts receivable                       (18,859)             34,038
          Note Receivable                                 -              35,000
          Prepaid expenses                           11,997                   -
          Mortgages held for sale                 1,390,849                   -
          Accounts payable & accrued
             expenses                                80,612             488,611
          Mortgage warehouse line of
             credit                              (1,411,276)                  -
          Income taxes payable                       (6,648)                  -
          Interest payable                           14,208                   -
                                             ---------------     ---------------
Net cash provided (used) by operating
  activities                                       $344,360           ($331,136)

INVESTING ACTIVITIES
      Capital expenditures                                -                   -
      Purchases of securities,
         subsidiaries & other investments        (3,789,158)                  -
      Other                                         (40,000)             (3,236)
                                             ---------------     ---------------
Net cash (used) provided by investing
  activities                                    ($3,829,158)            ($3,236)

FINANCING ACTIVITIES
      Proceeds from issuance of notes
         payable                                  3,125,000                   -
      Repayment of notes payable                   (140,160)                  -
      Purchases of stock for treasury                     -             (35,000)
      Issuance of stock                              40,000                   -
Net cash provided (used) by financing
  activities                                     $3,024,840            ($35,000)
                                             ---------------     ---------------
Net change in cash for the period                  (459,958)           (369,372)
                                             ---------------     ---------------
Cash, beginning of period                           625,491           1,234,573
Cash, end of period                                $166,145            $865,201
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

The First Quarter ended March 31, 2003 compared to the First Quarter ended March 31, 2002

Revenues

Revenues were $24,050,256 for the quarter ended March 31, 2003 compared to $42,837 for the quarter ended March 31, 2002, an increase of 56,044%. Gross profit or net revenues (i.e. netting mortgage revenue and mortgage cost of goods) amounted to $677,824 this quarter compared to the same $42,837 for the same quarter last year, an increase of 1,482%. These significant increases were almost exclusively attributable to the presence of the Easton Mortgage operating business, which the Company acquired effective January 1, 2003, where no operating business was owned by the Company at any time during the comparable quarter last year. Revenues from investments and related activities represented less than 1% of all revenues for the quarter. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the quarter was $23,372,433 compared to zero for the comparable quarter last year. Again, this significant and positive change was due to the Company's acquisition of the Easton Mortgage business which the Company did not own during the comparable quarter last year.

Operating Expenses

Operating expenses were $406,732 for the quarter ended March 31, 2003 compared to $931,622 for the same quarter last year, a decrease of 56%. This significant decrease is due to the elimination of operating expenses associated with the Company's former operations, such as executive salaries, professional fees and rent. Operating expenses associated with the day-to-day functioning of Sutter as a holding company were extraordinarily high during last year's quarter due to certain one-time expenses such as a loss from discontinued operations not associated with present management, acquisition expenses and expenses related to the relocation of the Company's headquarters from Florida to California.

Net Income

The Company reported earnings of $271,704 for the quarter ended March 31, 2003 compared to a loss of $888,785 for the same quarter last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same quarter last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Earnings Per Share

The Company earned $1.10 per basic and diluted share for the quarter ended March 31, 2003 compared to a loss of $3.59 per basic and diluted share for the quarter ended March 31, 2002.

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

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents in the amount of $166,145.

During the quarter ended March 31, 2003, net cash provided by operating activities was $344,972 compared to net cash used in operating and discontinued activities of $331,136 during the quarter ended March 31, 2002. This significant increase in cash provided by operating activities was due to the positive cash flow generated by the Company's mortgage business.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

32.1 Certification by Robert E. Dixon as Chief Executive Officer.

32.2 Certification by William G. Knuff, III as Chief Financial Officer.

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

                              SUTTER HOLDING COMPANY, INC.




Date: August 12, 2003         By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and President

Date: August 12, 2003         By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and Chief Financial Officer

CERTIFICATIONS


               I, Robert E. Dixon, certify that:

               1. I have reviewed this amended quarterly report on Form 10-Q of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

               c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003              By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

               I, William G. Knuff, III, certify that:

               1. I have reviewed this amended quarterly report on Form 10-Q of SUTTER HOLDING COMPANY, INC.;

               2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

               c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003              By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer