Form 10-Q
period 2003-06-30
SUTTER HOLDING CO INC
filed 2003-08-13
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

The number of shares of common stock, $.0001 par value, outstanding as of August 11, 2003 was 339,837.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements                                              2
            Balance Sheets                                                    2
            Statements of Operations                                          3
            Statements of Cash Flows                                          4
            Notes to the Financial Statements                                 5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        8
PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                  9
Signatures                                                                    9
Certifications                                                               10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                   (Unaudited)

                                                   As of              As of
                                                  June 30,         December 31,
                                              ---------------    ---------------
                                                    2003               2002
                                              ---------------    ---------------
ASSETS

      Current Assets
          Cash and cash equivalents                  $77,392           $625,491
          Accounts receivable                         13,333              8,528
          Note Receivable                            100,000            100,000
          Prepaid expenses                            11,184              5,836
          Mortgages held for sale                  4,995,700                  -
                                              ---------------    ---------------
      Total Current Assets                         5,197,610            739,855
                                              ---------------    ---------------
      Noncurrent Assets

          Investments, at fair value               1,508,618            260,347
          Investments, at cost                             -            964,198
          Property and equipment, net                 27,748              1,246
          Loan origination fees, net                 120,938             98,542
          Other Assets                                15,416                  -
                                              ---------------    ---------------
      Total Noncurrent assets                      1,672,719          1,324,333
                                              ---------------    ---------------

      Goodwill                                     3,708,567                  -

TOTAL ASSETS                                     $10,578,895         $2,064,188
                                              ===============    ===============

LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities
          Accounts payable & accrued expenses       $139,000            $30,141
          Mortgage warehouse line of credit        4,940,317                  -
          Interest payable                            57,108             28,232
          Income taxes payable                         6,703                800
                                              ---------------    ---------------
      Total Current Liabilities                    5,143,127             59,173
                                              ---------------    ---------------
      Total Long-Term Liabilities                  3,873,056          1,008,376
                                              ---------------    ---------------

      Stockholders' Equity
          Common Stock, $0.0001 par value                 27                 24
          Additional Paid-In Capital               3,536,153          3,266,157
          Treasury Stock                            (333,427)          (333,427)
          Warrants                                   103,030            103,030
          Unrealized Loss on Investments             (62,500)           (62,500)
          Retained Earnings / (Deficit)           (1,976,645)        (1,976,645)
          Net Income                                 296,073                  -
                                              ---------------    ---------------
      Total Stockholders' Equity                   1,562,712            996,639
                                              ---------------    ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $10,578,895         $2,064,188
                                              ===============    ===============

                                                SUTTER HOLDING COMPANY, INC.
                                                       CONSOLIDATED
                                                STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                                       For the Three Months                           For the Six Months
                                                          ended June 30,                                ended June 30,
                                                ------------------------------------          ------------------------------------
                                                     2003                2002                      2003               2002
                                                ----------------     ---------------          ----------------    ----------------
Revenues:

      Mortgage sales                                $15,912,171                 $0                $39,547,854                 $0
      Mortgage commissions                              249,810                  -                    609,018                  -
      Miscellaneous income                                3,146             28,376                     56,478             70,594
      Interest & dividend income                            249                 14                      1,390                633
      Realized gains / (losses)                            (193)                 -                        699                  -
                                                ----------------     ---------------          ----------------    ----------------
Total revenues                                       16,165,183             28,390                 40,215,439             71,227
                                                ----------------     ---------------          ----------------    ----------------
Cost of Sales

      Cost of mortgage sales                         15,661,923                  -                 38,957,193                  -
      Interest on warehouse line of credit               34,103                  -                     82,934                  -
      Miscellaneous loan fees                            24,420                  -                     52,752                  -
                                                ----------------     ---------------          ----------------    ----------------
Total cost of sales                                  15,720,446                  -                 39,092,879                  -
                                                ----------------     ---------------          ----------------    ----------------
Gross profit                                            444,737             28,390                  1,122,561             71,227

Expenses:

      General & administrative                          302,209             32,611                    588,806            740,937
      Depreciation & amortization(1)                     12,468                249                     24,852                249
      Interest expense                                   61,418              7,813                    114,660              7,813
      Loss from discontinued operations                       -                  -                          -            125,077
      Other expenses                                     44,273             19,931                     98,169            118,149
                                                ----------------     ---------------          ----------------    ----------------
Total expenses                                          420,368             60,604                    826,488            992,226
                                                ----------------     ---------------          ----------------    ----------------
Net income / (loss)                                     $24,369           ($32,214)                  $296,073          ($920,999)
                                                ================     ===============          ================    ================


Net income / (loss) per share(2)                          $0.10             ($0.13)                     $1.17             ($3.65)

---------------------------------------

(1) Included in general and administrative expenses for the first quarter of fiscal 2002.
(2) Based on 252,313 weighted average common shares outstanding as of June 30, 2003.

                          SUTTER HOLDING COMPANY, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                              For the six months ended June 30,
                                           -------------------------------------
                                                   2003                  2002
                                           ---------------      ----------------

OPERATING ACTIVITIES

      Net income / (loss)                        $296,073             ($920,999)

      Depreciation & amortization                  24,852                   249

      Adjustments to reconcile net
        income / (loss) to net cash
        provided by operating
        activities:
          Accounts receivable                      15,003                (4,518)
          Note Receivable                               -                 8,750
          Prepaid expenses                           (659)               (5,205)
          Mortgages held for sale              (1,179,200)                    -
          Accounts payable                         89,339                 3,831
          Accrued expenses                        (62,745)              630,988
          Mortgage warehouse line of credit     1,174,959                     -
          Income taxes payable                     (3,773)                    -
          Interest payable                         28,876                 7,813
                                           ---------------      ----------------
Net cash provided by (used in) operating
    activities                                   $382,726             ($279,091)

INVESTING ACTIVITIES

      Capital expenditures                         (4,655)               (1,994)
      Purchases of securities,
         subsidiaries & other investments      (4,020,849)           (1,595,703)
      Other                                       (40,000)                     -
                                           ---------------      ----------------
Net cash used in investing activities         ($4,065,504)          ($1,597,696)

FINANCING ACTIVITIES

      Proceeds from issuance of notes
         payable                                3,145,000               462,023
      Repayment of notes payable                 (280,320)                    -
      Purchases of stock for treasury                   -              (247,177)
      Issuance of stock                           270,000               558,500
                                           ---------------      ----------------
Net cash provided by financing activities      $3,134,680              $773,346

Net change in cash for the period                (548,099)           (1,103,441)

Cash, beginning of period                         625,491             1,234,573
                                           ---------------      ----------------
Cash, end of period                               $77,392              $131,132
                                           ===============      ================

                          SUTTER HOLDING COMPANY, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. Significant Accounting Policies

The interim financial statements have been prepared by Sutter Holding Company, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2002 Annual Report filed on Form 10-K and dated December 31, 2002.

The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 10, 2003, the Company's investment in Niman Ranch, Inc., an Oakland California based producer and supplier of natural beef, lamb and pork to top restaurants throughout the US, increased by $250,000. This investment was effected through an exchange of common stock and therefore did not consume any cash of the Company. Management continues to be pleased with its investment in Niman Ranch, and supports the growth and future prospects of this high quality, hormone and antibiotic free meat producer.

The quarter ended June 30, 2003 is the second quarter to contain operating results from our Easton Mortgage Corporation subsidiary which the Company acquired effective January 1, 2003. Prior to this acquisition and as far back as August 2001, the Company had no operating business and had existed essentially as a public shell. SEC disclosure rules dictate that we compare comparable periods for financial reporting and analysis purposes. Below we have attempted to compare the most recently completed fiscal quarter including Easton's operations with the same period from the prior year. As you will notice, the financial performance and operating results of the Company improved dramatically from the second quarter last year to the second quarter this year. However, a direct period-to-prior year period comparison is difficult, if not somewhat meaningless, given that the Company owned a profitable operating business during the most recent quarter and did not own any operating business during the same quarter last year. Moreover, the Company changed its fiscal year end from January 31 to December 31 which can add to the difficulty of trying to compare period-to-prior year period financial performance and operating results.


The Second Quarter ended June 30, 2003 compared to the Second Quarter ended June 30, 2002

Revenues

Revenues were $16,165,183 for the quarter ended June 30, 2003 compared to $28,390 for the quarter ended June 30, 2002, an increase of 56,840%. Gross profit or net revenues (i.e. netting mortgage revenue and mortgage cost of goods) amounted to $444,737 this quarter compared to the same $28,390 for the same quarter last year, an increase of 1,467%. These significant increases were almost exclusively attributable to the presence of the Easton Mortgage operating business whereas no operating business was owned by the Company at any time during the comparable quarter last year. Revenues from investments and related activities represented less than 1% of all revenues for the quarter. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the quarter was $15,720,446 compared to zero for the comparable quarter last year. Again, this significant positive change was due to the Company's acquisition of the Easton Mortgage business which the Company did not own during the comparable quarter last year.

Operating Expenses

Operating expenses were $420,368 for the quarter ended June 30, 2003 compared to $60,604 for the same quarter last year, an increase of 594%. This increase is due primarily to the presence of our Easton Mortgage business operations which the Company did not own during the comparable quarter last year. Operating expenses associated with the day-to-day functioning of Sutter were less than 5% of total operating expenses for the period.

Net Income

The Company reported earnings of $24,369 for the quarter ended June 30, 2003 compared to a loss of $32,214 for the same quarter last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same quarter last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Earnings Per Share

The Company earned $0.10 per share for the quarter ended June 30, 2003 compared to a loss of $0.13 per share for the quarter ended June 30, 2002.


The six months ended June 30, 2003 compared to the six months ended
June 30, 2002

Revenues

Revenues were $39,547,854 for the six months ended June 30, 2003 compared to $71,227 for the six months ended June 30, 2002, an increase of 55,424%. Gross profit or net revenues (i.e. netting mortgage revenue and mortgage cost of goods) for the six month period amounted to $1,122,561 compared to $71,227 for the same period last year, an increase of 1,476%. These significant increases were almost exclusively attributable to the presence of the Easton Mortgage operating business whereas no operating business was owned by the Company at any time during the comparable period last year. Revenues from investments and related activities represented less than 1% of all revenues for the most recent six month period. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the six months ended June 30, 2003 was $39,092,879 compared to zero for the comparable period last year. Again, this significant positive change was due to the Company's acquisition of the Easton Mortgage business which the Company did not own during the comparable period last year.

Operating Expenses

Operating expenses were $826,488 for the six months ended June 30, 2003 compared to $992,226 for the same period last year, a decrease of 17%. This decrease is due primarily to the difference between the operating expenses of our Easton Mortgage business, which the Company did not own during the comparable period last year, and the complete lack of operations existing within the Company for the comparable six month period last year. Operating expenses associated with the day-to-day functioning of Sutter were less than 5% of total operating expenses for the period.

Net Income

The Company reported earnings of $296,073 for the six months ended June 30, 2003 compared to a loss of $920,999 for the same period last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same period last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002.

Earnings Per Share

The Company earned $1.17 per share for the six month period ended June 30, 2003 compared to a loss of $3.65 per share for the six month period ended June 30, 2002.

Weighted Average Common Shares Outstanding

The weighted average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings (and losses) per common share was 252,313 for the quarter ended June 30, 2003 compared to 2,145,000 (107,250 split adjusted) for the quarter ended June 30, 2002. The Company implemented a 1:20 reverse stock split on June 13, 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents in the amount of $77,392.

During the six months ended June 30, 2003, net cash provided by operating activities was $382,726 compared to net cash used in operating and discontinued activities of $279,091 during the six months ended June 30, 2002. This significant increase in cash provided by operating activities was due to the positive cash flow generated by the Company's mortgage business.

During the six months ended June 30, 2003, net cash used in investing activities was $4,065,504 compared to net cash used in investing activities of $1,597,696 during the six months ended June 30, 2002. The increase in cash used in investing activities was primarily due to the Company's acquisition of Easton Mortgage Corporation effective January 1, 2003.

During the six months ended June 30, 2003 net cash provided by financing activities was $3,134,680 compared to net cash provided by financing activities of $773,346 for the six months ended June 30, 2002. Cash provided by financing activities for the period included an increase in notes payable of $2,984,840.

We expect to continue seeking strategic acquisitions where acceptable consideration consists of a combination of cash, notes and/or common stock, and believe that we have adequately anticipated any future capital funding needs for such acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2003, approximately 84% of the Company's total assets were invested in the mortgage banking industry. The mortgage banking industry is highly competitive, and most of our competitors have significantly greater financial resources and significantly greater infrastructure than we do. The mortgage banking industry is highly cyclical, and we could experience a material adverse change in our business if the economy continues to perform poorly. The mortgage banking industry is also highly sensitive to changes in interest rates, with a high negative correlation between interest rates and the level of refinancing business. If interest rates increase significantly, we could experience a material adverse change in our business.

Also as of June 30, 2003, approximately 5% and 7% of the Company's total assets were invested in the gold mining industry and the natural meat industry, respectively. Therefore, the Company is currently exposed to risks associated with the market prices for commodities such as gold, beef, pork, lamb and certain natural grains comprising livestock feed. The particular risks associated with the Company's investments in these industries are somewhat mitigated by the fact that the Company's investments are indirect, and so it has no direct market exposure to commodity price fluctuations, and, in the case of the meat industry, by the meat company's own active risk management activities as part of their normal business operations. At this time, the Company does not anticipate that its long term future business, or any significant part of its future assets, will be related to these industries.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

32.1 Certification by Robert E. Dixon as Chief Executive Officer.

32.2 Certification by William G. Knuff, III as Chief Financial Officer.

b. Reports on Form 8-K

On August 6, 2003, a report on Form 8-K was filed with the SEC disclosing an investment in American Residential Funding, Inc., a subsidiary of Anza Capital, through a securities exchange agreement. This report is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SUTTER HOLDING COMPANY, INC.




Date: August 13, 2003         By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and President

Date: August 13, 2003         By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and Chief Financial Officer

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

Date: August 13, 2003              By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

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

Date: August 13, 2003              By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer