Form 10-Q
period 2003-09-30
SUTTER HOLDING CO INC
filed 2003-11-05
CIK 1100202

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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



                           150 Post Street, Suite 405
                         San Francisco, California 94108
           (Address of principal executive offices including zip code)

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

The number of shares of common stock, $.0001 par value, outstanding as of October 30, 2003 was 339,837.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements                                              2
            Consolidated Balance Sheets                                       2
            Consolidated Statements of Operations                             3
            Consolidated Statements of Cash Flows                             4
            Notes to the Consolidated Financial Statements                    5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         5
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        9
PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K                                  9
Signatures                                                                    9
Certifications                                                               10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SUTTER HOLDING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)





                                                    As of              As of
(in US dollars)                                 September 30,      December 31,
                                                -------------      ------------
                                                    2003               2002

ASSETS

      Current Assets
          Cash and cash equivalents                   $89,976        $625,491
          Accounts receivable                          27,816           8,528
          Note Receivable                             100,000         100,000
          Prepaid expenses                                  -           5,836
          Mortgages held for sale                   1,595,900               -
                                                   ----------       ---------
      Total Current Assets                          1,813,692         739,855
                                                   ----------       ---------

      Noncurrent Assets
          Investments, at fair value                        -         260,347
          Investments, at cost                      2,409,465         964,198
          Property and equipment, net                  24,498           1,246
          Loan origination fees, net                  111,719          98,542
          Other Assets                                 15,416               -
                                                    ---------       ---------
      Total Noncurrent assets                       2,561,098       1,324,333
                                                    ---------       ---------

      Goodwill                                      3,708,567               -
                                                    ---------       ---------
TOTAL ASSETS                                       $8,083,357      $2,064,188
                                                  ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

      Current Liabilities
          Accounts payable & accrued expense         $231,073         $30,141
          Mortgage warehouse line of credit         1,575,649               -
          Interest payable                             72,909          28,232
          Income taxes payable                              -             800
                                                    ---------       ---------
      Total Current Liabilities                     1,879,631          59,173
                                                    ---------       ---------

      Total Long-Term Liabilities                   3,813,920       1,008,376

      Stockholders' Equity
          Common Stock, $0.0001 par value                  34              24
          Additional Paid-In Capital                4,336,154       3,266,157
          Treasury Stock                             (333,427)       (333,427)
          Warrants                                    103,030         103,030
          Unrealized Loss on Investments              (62,500)        (62,500)
          Retained Earnings / (Deficit)            (1,976,645)     (1,976,645)
          Net Income                                  323,160               -
                                                    ---------       ---------
      Total Stockholders' Equity                    2,389,806         996,639
                                                    ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $8,083,357      $2,064,188
                                                  ===========     ===========

                          SUTTER HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months                   For the Nine Months
(in US dollars)                                ended September 30,                    ended September 30,
                                               --------------------                   --------------------
                                             2003                  2002             2003               2002
                                             ----                  ----             ----               ----
Revenues:
      Mortgage sales                      $16,692,309                 $0        $56,240,164               $0
      Mortgage commissions                    324,154                  -            933,171                -
      Miscellaneous income                     39,038              5,219             95,516           75,814
      Interest & dividend income                  128                255              1,518              887
      Realized gains / (losses)                     -              5,751                699            5,751
                                           ----------         ----------         ----------       ----------
Total revenues                             17,055,629             11,225         57,271,068           82,452
                                           ----------         ----------         ----------       ----------

Cost of Sales
      Cost of mortgage sales               16,568,297                  -         55,525,488                -
      Interest on warehouse line of credit     33,340                  -            116,275                -
      Miscellaneous loan fees                  20,838                  -             73,590                -
                                           ----------         ----------         ----------       ----------
Total cost of sales                        16,622,475                  -         55,715,353                -
                                           ----------         ----------         ----------       ----------

Gross profit                                  433,154             11,225          1,555,715           82,452


Expenses:
      General & administrative                296,544             39,867            885,350          780,803
      Depreciation & amortization(1)           12,468              2,489             37,320            2,738
      Interest expense                         53,491             14,209            168,151           22,023
      Loss from discontinued operations             -                  -                  -          125,077
      Other expenses                           43,964             29,603            141,734          147,752
                                           ----------         ----------         ----------       ----------
Total expenses                                406,467             86,168          1,232,555        1,078,393
                                           ----------         ----------         ----------       ----------
Net income / (loss)                           $26,687           ($74,943)          $323,160        ($995,941)
                                          ============   ================     ==============   ==============

Net income / (loss) per share(2)                $0.10             ($0.40)             $1.25           ($7.32)

Weighted Average Shares Outstanding           273,341            188,879            259,322          136,132

_________________________________________________________________________
(1) Included in general and administrative expenses for the first quarter of fiscal 2002.
(2) Basic and diluted.

                          SUTTER HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the nine months
(in US dollars)                                            ended September 30,

                                                          2003          2002

OPERATING ACTIVITIES
      Net income / (loss)                              $323,160     ($995,941)

      Depreciation & amortization                        37,320           498
      Adjustments to reconcile net income / (loss)
      to net cash provided by (used in) operating
      activities
          Accounts receivable                               520      (591,604)
          Note Receivable                                     -         8,750
          Prepaid expenses                               10,526        (5,205)
          Mortgages held for sale                     2,220,600             -
          Accounts payable                              150,387         3,831
          Accrued expenses                              (48,350)      622,666
          Mortgage warehouse line of credit          (2,189,709)            -
          Income taxes payable                          (10,476)            -
          Interest payable                               44,677        18,023
                                                     ----------     ----------
Net cash provided by (used in) operating activities    $538,655     ($938,982)

INVESTING ACTIVITIES
      Capital expenditures                               (4,655)       (1,994)
      Purchases of securities,
       subsidiaries & other investments              (4,905,065)   (1,851,443)
      Other                                             (40,000)     (105,260)
                                                     ----------     ----------
Net cash used in investing activities                (4,949,720)   (1,958,697)

FINANCING ACTIVITIES
      Proceeds from issuance of notes payable         3,205,000     1,062,023
      Repayment of notes payable                       (399,456)            -
      Purchases of stock for treasury                         -      (247,177)
      Issuance of stock                               1,070,007       898,002
                                                     ----------     ----------
Net cash provided by financing activities             3,875,551     1,712,848

Net change in cash for the period                      (535,515)   (1,184,831)
Cash, beginning of period                               625,491     1,234,573
                                                     ----------     ----------
Cash, end of period                                     $89,976       $49,742
                                                     ==========    ===========

                          SUTTER HOLDING COMPANY, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Significant Accounting Policies

The interim financial statements have been prepared by Sutter Holding Company, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company's 2002 Annual Report filed on Form 10-K and dated December 31, 2002.

The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2. Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Sutter Holding Company, Inc., formerly known as Shochet Holdings, Inc. ("we", "us" or the "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this Quarterly Report, the words "anticipate," "believe", estimate", expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view about our proposed business operations are subject to certain risks, uncertainties and assumptions, including among others: (i) a general economic downturn; (ii) a general lack of interest in engaging in a transaction with a public registered company, (iii) federal or state securities laws or regulations that have an adverse effect on trading in "penny stocks" and other risks and uncertainties. Should any of these risks of uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, estimated or expected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On September 30, 2003, the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire 100% of Progressive Lending, LLC ("Progressive"), a private mortgage bank with offices in Scottsdale, Arizona and Spokane, Washington. Progressive is licensed to do business in six other states, including California, Colorado, Idaho, Illinois, Montana and Oregon. The Company expects to consummate this transaction within 60 days of the signing of the Agreement, subject to certain closing conditions, including regulatory approval in the states in which Progressive conducts business. Assuming this transaction is consummated, the addition of Progressive is expected to more than double the current size of the Company's mortgage banking business. The financial results of Progressive are not included in the Company's financial statements herein, and will not be consolidated with the Company's financial statements until the transaction is consummated.

On September 15, 2003, the Board of Directors adopted a Stock Repurchase Policy and Program (the "Repurchase Program") for the purchase of its shares of common stock into treasury. This Repurchase Program will be in effect from the date adopted through February 29, 2004 (the "Program Period") and permits the use of up to $175,000 for such purposes to the extent the Company has excess cash after meeting working capital needs. The Repurchase Program is intended neither to change the reporting status of the Company, nor to constitute any market making in the Shares, but is intended solely to permit the Company to make limited purchases of its common stock when market prices warrant.

On July 18, 2003, we entered into a Securities Exchange Agreement by and between the Company, Anza Capital, Inc. ("Anza"), and American Residential Funding, Inc. ("AMRES") (the "Agreement"). The purpose of the Agreement is to acquire an investment in AMRES and Anza to diversify and expand our assets. On July 31, 2003, the closing date under the Agreement, we issued 66,496 shares of our common stock to AMRES in exchange for 1,000,000 shares of AMRES Series A Preferred Stock and 1,000,000 warrants to purchase Anza common stock. Anza's common stock is traded on the over-the-counter bulletin board under the ticker symbol "AZAC."

The quarter ended September 30, 2003 is the third consecutive quarter to contain operating results from our Easton Mortgage Corporation subsidiary ("Easton") which the Company acquired effective January 1, 2003. Prior to this acquisition and as far back as August 2001, the Company had no operating business and had existed essentially as a public shell. SEC disclosure rules dictate that we compare comparable periods for financial reporting and analysis purposes. Below we have attempted to compare the most recently completed fiscal quarter including Easton's operations with the same period from the prior year. As you will notice, the financial performance and operating results of the Company improved dramatically from the third quarter last year to the third quarter this year. However, a direct period-to-prior year period comparison is difficult, if not somewhat meaningless, given that the Company owned a profitable operating business during the most recent quarter and did not own any operating business during the same quarter last year. Moreover, the Company changed its fiscal year end from January 31 to December 31 which can add to the difficulty of trying to compare period-to-prior year period financial performance and operating results.


The Third Quarter ended September 30, 2003 compared to the Third Quarter ended September 30, 2002

Revenues

Revenues were $17,055,629 for the quarter ended September 30, 2003 compared to $11,225 for the quarter ended September 30, 2002. This increase was attributable to the presence of Easton's operating business whereas no operating business was owned by the Company at any time during the comparable quarter last year. Revenues from investments and related activities represented less than 1% of all revenues for the quarter. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the quarter was $16,622,475 compared to zero for the comparable quarter last year. Again, this significant positive change was due to the Company's acquisition of Easton which the Company did not own during the comparable quarter last year.

Gross profit or net revenues, defined as mortgage revenue less mortgage cost of goods, amounted to $433,154 this quarter compared to the same $11,225 for the same quarter last year.

Operating Expenses

Total operating expenses were $406,467 for the quarter ended September 30, 2003 compared to $86,167 for the same quarter last year. This increase is due primarily to the following two factors: (1) expenses for due diligence; and (2) the presence of Easton which the Company did not own during the comparable quarter last year.

The following table provides a more detailed breakdown and comparison of operating expenses for the three months ended September 2003 and 2002, respectively:
                                                      For the Three Months
                                                       ended September 30,
                                                  -----------------------------
                                                      2003               2002
Expenses:                                         -----------         ---------
      General & administrative                      $296,544            $39,867
      Depreciation & amortization                     12,468              2,489
      Interest expense                                53,491             14,209
      Other expenses                                  43,964             29,603
                                                  ----------          ---------
Total expenses                                      $406,467            $86,168
                                                  ----------          ---------
The increase in general and administrative expense was due to the expensing of transaction costs associated with the pursuit of three acquisitions, only one of which was consummated. The increase in depreciation and amortization expenses was due to the additional amortization of loan origination fees related to certain long-term liabilities. The increase in interest expense is the result of long-term debt issued in connection with the Company's acquisition of Easton. The increase in other expenses is primarily due to additional professional audit and legal fees incurred in the normal course of operating a public company.

Net Income

The Company reported earnings of $26,687 for the quarter ended September 30, 2003 compared to a loss of $74,943 for the same quarter last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same quarter last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Earnings Per Share

The Company earned $0.10 per basic and diluted share for the quarter ended September 30, 2003 compared to a loss of $0.40 per basic and diluted share for the quarter ended September 30, 2002.


The Nine Months ended September 30, 2003 compared to the Nine Months ended September 30, 2002

Revenues

Revenues were $57,271,068 for the nine months ended September 30, 2003 compared to $82,452 for the nine months ended September 30, 2002. This increase was attributable to the presence of Easton's operating business whereas no operating business was owned by the Company at any time during the comparable period last year. Revenues from investments and related activities represented less than 1% of all revenues for the most recent nine month period. For the remainder of fiscal 2003, the Company anticipates that the majority of its near-term revenues will come from its mortgage banking business.

Cost of Goods Sold

Cost of mortgage sales for the nine months ended September 30, 2003 was $55,715,353 compared to zero for the comparable period last year. Again, this significant positive change was due to the Company's acquisition of Easton which the Company did not own during the comparable period last year.

Gross profit or net revenues, defined as revenue less mortgage cost of goods, for the nine month period amounted to $1,555,715 compared to $82,452 for the same period last year.

Operating Expenses

Total operating expenses were $1,232,555 for the nine months ended September 30, 2003 compared to $1,078,393 for the same period last year. This increase is due primarily to the difference between the operating expenses of Easton, which the Company did not own during the comparable period last year, and the complete lack of operations existing within the Company for the comparable nine month period last year.

The following table provides a more detailed breakdown and comparison of operating expenses for the nine months ended September 2003 and 2002, respectively:
                                                       For the Nine Months
                                                       ended September 30,
                                                  -----------------------------
                                                      2003               2002
                                                  ----------          ---------
Expenses:
      General & administrative                      $885,350           $780,803
      Depreciation & amortization                     37,320              2,738
      Interest expense                               168,151             22,023
      Loss from discontinued operations                    -            125,077
      Other expenses                                 141,734            147,752
                                                  ----------        -----------
Total expenses                                    $1,232,555         $1,078,393
                                                  ----------        -----------

The increase in general and administrative expense was due to the expensing of transaction costs associated with the pursuit of three acquisitions, only one of which was consummated. The increase in depreciation and amortization expenses was due to the additional amortization of loan origination fees related to certain long-term liabilities. The increase in interest expense is the result of long-term debt issued in connection with the Company's acquisition of Easton. The loss from discontinued operations in 2002, which was incurred during the first quarter of 2002, was associated with a former business operation which existed under prior management, and was eliminated prior to current management's assumption of control. The increase in other expenses is primarily due to additional professional audit and legal fees incurred in the normal course of operating a public company.

Net Income

The Company reported earnings of $323,160 for the nine months ended September 30, 2003 compared to a loss of $995,941 for the same period last year. Earnings for the current period were bolstered by the Company's mortgage business while the loss incurred during the same period last year was exacerbated by the Company's lack of any operating business at that time.

No additional meaningful comparisons can be made for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.

Earnings Per Share

The Company earned $1.25 per basic and diluted share for the nine month period ended September 30, 2003 compared to a loss of $7.32 per basic and diluted share for the nine month period ended September 30, 2002.

Weighted Average Common Shares Outstanding

The weighted average number of common shares and common share equivalents outstanding used in the computation of basic and diluted earnings (and losses) per common share was 273,341 for the quarter ended September 30, 2003 compared to 188,879 for the quarter ended September 30, 2002. The Company implemented a 1:20 reverse stock split on June 13, 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents in the amount of $89,976 compared to $625,491 at the beginning of the year, a decrease in cash and cash equivalents of $535,515. This change in cash is primarily due to investments. As of September 30, 2003, we had non-current investments, at cost, in the amount of $2,409,465. In contemplation of a transaction in the past, we have raised additional cash through short and intermediate term borrowings at very reasonable rates. Since March 28, 2002, when present management took over, we have grown through the acquisition of Easton. We have financed this growth primarily through a balanced combination of cash, stock and long-term debt issuances, and we anticipate financing potential future growth and acquisitions (such as that pending with Progressive) in a similar manner.

During the nine months ended September 30, 2003, net cash provided by operating activities was $538,655 compared to net cash used in operating and discontinued activities of $938,982 during the nine months ended September 30, 2002. This increase in cash provided by operating activities was due to the positive cash flow generated by Easton, the Company's mortgage business subsidiary.

During the nine months ended September 30, 2003, net cash used in investing activities was $4,949,721 compared to net cash used in investing activities of $1,958,697 during the nine months ended September 30, 2002. The increase in cash used in investing activities was due to the Company's acquisition of Easton, and to the Securities Exchange Agreement entered into with American Residential Funding, Inc., a subsidiary of Anza Capital, Inc.

During the nine months ended September 30, 2003 net cash provided by financing activities was $3,875,551 compared to net cash provided by financing activities of $1,712,848 for the nine months ended September 30, 2002. Cash provided by financing activities for the period included an increase in net notes payable of $2,805,544, associated primarily with the acquisition of Easton.

We expect to continue seeking strategic acquisitions where acceptable consideration consists of a combination of cash, notes and/or common stock, and believe that we have adequately anticipated any future capital funding needs for such acquisitions. Further, it is anticipated that the pending acquisition of Progressive Lending, LLC will contribute to liquidity and capital resources sufficient to pursue internal growth opportunities.

Certain Factors affecting Sutter's Business and Prospects

There are numerous factors that affect Sutter's businesses and the results of its operations. These factors include general economic and business conditions; the level of demand for Sutter's subsidiaries' products and services; the effect of terrorism or public health issues on the economy generally and on Sutter and its subsidiaries specifically; the level and intensity of industry competition; the cost of capital; and Sutter's ability to effectively manage its operating costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2003, approximately 80% of the Company's total assets were invested in the mortgage banking industry. The mortgage banking industry is highly competitive, and most of our competitors have significantly greater financial resources and significantly greater infrastructure than we do. The mortgage banking industry is highly cyclical, and we could experience a material adverse change in our business if the economy continues to perform poorly. The mortgage banking industry is also highly sensitive to changes in interest rates, with a high negative correlation between interest rates and the level of refinancing business. If interest rates increase significantly, we could experience a material adverse change in our business.

Also as of September 30, 2003, approximately 5% and 9% of the Company's total assets were invested in the gold mining industry and the natural meat industry, respectively. Therefore, the Company is currently exposed to risks associated with the market prices for commodities such as gold, beef, pork, lamb and certain natural grains comprising livestock feed. The particular risks associated with the Company's investments in these industries are somewhat mitigated by the fact that the Company's investments are indirect, and so it has no direct market exposure to commodity price fluctuations, and, in the case of the meat industry, by the meat company's own active risk management activities as part of their normal business operations. At this time, the Company does not anticipate that its long term future business, or any significant part of its future assets, will be related to these industries.



                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

32.1 Certification by Robert E. Dixon as Chief Executive Officer.

32.2 Certification by William G. Knuff, III as Chief Financial Officer.

b. Reports on Form 8-K

On October 2, 2003, a report on Form 8-K was filed with the SEC disclosing that the Company entered into a Stock Purchase Agreement to acquire 100% of Progressive Lending, LLC, a private mortgage bank with offices in Scottsdale, Arizona and Spokane, Washington. This report is incorporated herein by reference.

On September 18, 2003, a report on Form 8-K was filed with the SEC disclosing the adoption by the Company of a Share Repurchase Program. This report is incorporated herein by reference.

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


                          SUTTER HOLDING COMPANY, INC.




Date: November 3, 2003        By: /s/ ROBERT E. DIXON
                              Robert E. Dixon
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and President

Date: November 3, 2003        By: /s/ WILLIAM G. KNUFF, III
                              William G. Knuff, III
                              Co-Chairman of the Board and
                              Co-Chief Executive Officer
                              and Chief Financial Officer

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

Date: November 3, 2003             By: /s/ ROBERT E. DIXON
                                   Robert E. Dixon
                                   Co-Chairman of the Board and
                                   Chief Executive Officer

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

Date: November 3, 2003             By: /s/ WILLIAM G. KNUFF, III
                                   William G. Knuff, III
                                   Co-Chairman of the Board and
                                   Chief Financial Officer