Form 10-K
period 2003-12-31
SUTTER HOLDING CO INC
filed 2004-04-14
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        Commission file number 001-15733

                          SUTTER HOLDING COMPANY, INC.

             (Exact name of Registrant as specified in its charter)

                    Delaware                                 59-2651232
         State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization                Identification number)


     150 Post Street, Suite 405, San Francisco, California           94108
            (Address of principal executive office)             (Zip Code)

        Registrant's telephone number, including area code (415) 788-1441 Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $0.0001 par value                   OTC Bulletin Board


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003: $2,406,754*

         Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 29, 2004 -- Common Stock, $0.0001 par value                357,498 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                               See Exhibit Index.

* This aggregate value is computed at the last sale price of the common stock as of June 30, 2003. It does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of their immediate families.

                               TABLE OF CONTENTS


Part I
  Item 1.  Business
  Item 2.  Description of Properties
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders

Part II
  Item 5.  Market for Registrant's Common Stock and Related Security Holder
           Matters
  Item 6.  Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8.  Financial Statements and Supplementary Data
      Report of Independent Certified Public Accountants
      CONSOLIDATED BALANCE SHEETS
      CONSOLIDATED STATEMENTS OF OPERATIONS
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures

Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services

Part IV
  Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

SIGNATURES

EXHIBIT 3.1(i)
EXHIBIT 4.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 14
EXHIBIT 21
EXHIBIT 31
EXHIBIT 32

                                     PART I


Item 1. Business

         Sutter Holding Company, Inc. ("Sutter", "SHC", "Company" or "Registrant") is a holding company owning subsidiaries engaged primarily in residential mortgage banking. Sutter also has minority investments in other businesses engaged in a variety of activities, as identified herein. Sutter's corporate headquarters are located in San Francisco, California.

         Operating decisions for the two wholly owned mortgage banking businesses are made by managers of the business units. All major investment and capital allocation decisions are made by Sutter's two senior officers, Robert E. Dixon and William G. Knuff, III.

Company History under Prior Management

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

         On March 28, 2002, there was a change in control of the Company when its majority shareholder, Firebrand Financial Group, Inc. ("Firebrand") sold 1,213,675 shares or approximately 56.45% of its common stock to Sutter Opportunity Fund 2, LLC ("SOF 2"). The Stock Purchase Agreement provided that executive officers and directors selected by Sutter Fund would serve as the Company's officers and also as members of its Board of Directors.

Company History under Current Management

         On April 9, 2002, to reflect new management and ownership, the Company changed its name from Shochet Holdings Corp. to Sutter Holding Company, Inc., and its new (current) management completely changed the business plan and direction for the Company.

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

         On December 20, 2002, the Company changed its fiscal year end from January 31 to December 31.

         On January 14, 2003 the Company acquired Easton Mortgage Corporation ("Easton") for $3.75 million, consisting of $1 million cash and the balance in seller-financed notes. As a result, Easton became Sutter's first wholly owned operating subsidiary. Easton is a wholesale mortgage bank located in San Francisco, California and is licensed in California. Mr. Craig Bush, the previous Easton Mortgage Corporation majority shareholder and holder of the seller financed notes, was appointed to the Board of Directors.

         On September 15, 2003, the Company adopted a Stock Repurchase Policy and Program (the "Repurchase Program") for the purchase of its shares of common stock on the open market. The Repurchase Program was in effect from the date adopted through February 29, 2004 (the "Program Period"). The Repurchase Program was intended neither to change the reporting status of the Company, nor to constitute any market making in the common stock, but was intended solely to permit the Company to make limited purchases of common stock when market prices warrant. Under this Repurchase Program, the Company acquired 1,775 shares of its common stock. In addition to this Repurchase Program, the Company repurchased and cancelled 77,496 shares at an average price of $11.03 per share. This average price represents the average of market prices of the common stock at the time of repurchase.

         On October 1, 2003, the Company borrowed $1 million from Knight Fuller, Inc. ("KFI"), an entity controlled by officers of the Company, and executed an unsecured promissory note in that principal amount in favor of KFI. The principal amount of the note bears interest at 8% per annum and matures on May 31, 2005. On November 6, 2003, the Company borrowed an additional $666,000 from KFI on the same terms. Proceeds from these borrowings were used to refinance $1 million of debt that bore interest at 10% per annum, as partial consideration for the acquisition of Progressive Lending, LLC and for working capital purposes. On March 5, 2004, KFI modified the Promissory Note due from SHC to increase the face value of the Note to $1,757,107 and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

         On November 18, 2003, the Company's Board of Directors approved and engaged the firm of BDO Seidman, LLP ("BDO"), San Francisco, California, as independent accountants.

         On December 11, 2003, the Company acquired Progressive Lending LLC ("Progressive") for $1.5 million, consisting of $500,000 cash, $500,000 in Sutter common stock and the balance in a seller-financed note. Progressive is a retail mortgage bank with offices in Scottsdale, Arizona and Spokane, Washington and is licensed in Arizona, California, Idaho, Illinois, Montana, Oregon and Washington.

         On January 5, 2004, the Company announced that, as of December 31, 2003, as a result of Easton's weaker than anticipated fourth quarter performance under an earnout agreement, a portion of the total Easton acquisition consideration, the principal amount of the seller-financed notes, was reduced by an aggregate amount of $400,000. The aggregate outstanding principal balance of $2,254,497 prior to the restatement of the notes was reduced to an aggregate of $1,854,497 after the restatement. In conjunction with this note reduction, as of December 10, 2003, Craig Bush submitted his resignation from Sutter's board of directors.

         On January 9, 2004, the Company appointed Peter F. Seidenberg to its Board of Directors as Audit Committee Chairman. Mr. Seidenberg brings to the board experience as Director of Finance and Corporate Controller of a publicly held enterprise software company which he has helped grow from $2 million to $80 million in revenue. As a Corporate Controller, Peter has overseen and participated in the raising of venture capital, all public filings including an S-1, and the early stages of the Sarbanes-Oxley compliance.

         On February 4, 2004, Sutter's Progressive subsidiary entered into a revolving loan and security agreement with KFI. Under the agreement, KFI will provide up to $100,000 of revolving credit to Progressive. Progressive will pay a $40 fee per draw, and 10% annual interest on any outstanding balance. Also, on February 29, 2004, Progressive entered into a joint venture agreement (the "Joint Venture") with KFI. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

         On March 26, 2004, with an effective date of March 1, 2004, the Company entered into an amended stock purchase agreement by and between the Company and the former owners of Easton. This amendment provides, among other things, the Company with the option to make interest-only payments under the promissory notes to the former owners of Easton for the balance of the 2004 fiscal year in exchange for additional recourse to the Company under the promissory notes.

         On March 29, 2004, the Company sold its interest in Niman Ranch to SOF-2 for $1,218,750. Payment consisted of $191,049 in cash, the assumption of $300,000 in debt, and the assignment to the Company of 126,118 shares of KFI.

Business Description

         Sutter is a holding company comprised primarily of two operating subsidiaries, Easton and Progressive. Both subsidiaries are mortgage banks that derive a majority of their revenues from originating residential mortgages in the following states: Arizona, California and Washington. At this time, management considers Sutter to be engaged in a single business segment, that of residential mortgage origination. Sutter also has passive minority ("non-core") investments in four private businesses in various other industries, including natural beef, lamb and pork production, real estate, mining and precious metals, and technology. Sutter made these investments initially for diversification purposes and with the expectation that they will generate above-average investment returns in the future. At present, Sutter is contemplating selling one or more of its non-core investments as necessary to facilitate growth in its existing business, expand into other financial services businesses or to provide for additional liquidity.

         In Sutter's primary business of residential mortgage origination, the Company does not hold loans for investment, service loans or take credit risk except in very limited circumstances from the time of funding to the time of sale, which is normally eight to ten business days.

Easton

         Easton is a wholesale mortgage bank that originates and brokers residential mortgages primarily in California through independent mortgage loan brokers and other intermediaries. Occasionally, Easton acts as a broker for small commercial mortgages. During fiscal 2003, Easton originated over $66 million in conventional and non-conventional mortgages.

         Easton has a primary warehouse line of credit in the amount of $8 million, from Flagstar Bank, FSB ("Flagstar"), that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. Easton also has a secondary warehouse line of credit in the amount of $250,000, from Flagstar, that it uses to fund and warehouse second mortgages under substantially similar terms and circumstances as exist with the primary line of credit facility. There are minimum capital and tangible net worth requirements imposed by Flagstar which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

Progressive

         Progressive is a retail mortgage bank that originates and brokers residential mortgages primarily in Arizona and Washington through its own sales force of loan officers. As of Sutter's acquisition date, Progressive had a mortgage license application submitted and pending in the state of Nevada. During fiscal 2003, Progressive originated or brokered over $200 million in conventional and non-conventional mortgages. During the portion of fiscal 2003 that Progressive was owned by Sutter, from December 11through December 31, it originated or brokered over $7 million in conventional and non-conventional mortgages.

         Progressive has a primary warehouse line of credit in the amount of $5 million, from Flagstar, that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. Progressive has an additional primary warehouse line of credit in the amount of $1million, from Provident Funding Services ("Provident"), that it uses as an alternative to its Flagstar warehouse line for certain products. There are minimum capital and tangible net worth requirements imposed separately by each of Flagstar and Provident, which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

Types of Loans

         Easton and Progressive originate mortgage loans that generally fall into one of the following three categories:

 o Prime Mortgage Loans -- These are prime credit quality first-lien mortgage loans secured by single-(one-to-four) family residences.
 o Prime Home Equity Loans -- These are prime credit quality second-lien mortgage loans secured by single-(one-to-four) family residences, including home equity lines of credit.
 o Sub-prime Mortgage Loans -- These are first-and second-lien mortgage loans secured by single- (one-to-four) family residences, made to individuals with credit profiles that do not qualify for a prime loan.

         The majority of loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, Federal Housing Administration-insured mortgage loans and Veterans Administration-guaranteed mortgage loans. The majority of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. Some of the conventional loans we produce either have an original loan amount in excess of the current $333,700 Fannie Mae and Freddie Mac loan limit or otherwise do not meet Fannie Mae or Freddie Mac guidelines.

Competition

         There are numerous mortgage banks of various sizes that compete, locally and nationally, with Easton and Progressive for business on an ongoing basis. In particular, California is a highly competitive market for mortgage loan business given its population and historical economic significance in the US economy. At any given time, any one of our competitors may be capable of offering similar products or better prices to that offered by either Easton or Progressive, or any other mortgage bank competitor. However, it is unlikely that this could always be the case since all competitors in the mortgage industry generally have access to the same products and prices. Moreover, in a service industry, what differentiates one mortgage bank from another is the quality of service manifested by customer retention. While Easton and Progressive are not household names, their customer retention is high and the quality of their services is believed to be equal to or better than those provided by their competitors.

Regulatory Compliance

         The mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:


 o  The Department of Housing and Urban Development ("HUD");
 o  The Federal Housing Administration (the "FHA");
 o  The Department of Veteran Affairs;
 o  Fannie Mae, Freddie Mac, Ginnie Mae;
 o  The Federal Home Loan Bank ("FHLB"); and
 o  State regulatory authorities.


         The rules and regulations of these entities, among other things, impose licensing obligations, establish standards for processing, underwriting and servicing mortgage loans, prohibit discrimination, restrict certain loan features in some cases and fix maximum interest rates and fees. To the extent they apply, Easton and Progressive are subject to all of the rules, regulations and regulatory agencies listed above. Progressive is an FHA lender and is required to submit to the FHA Commissioner, on an annual basis, audited financial statements. Fannie Mae, Freddie Mac, Ginnie Mae and HUD require the maintenance of specified tangible net worth levels (which vary among the entities).

         Mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Home Ownership Equity Protection Act and the regulations promulgated thereunder, as well as to other federal laws. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

         Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations addressing responsible banking practices with respect to borrowers with blemished credit. In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties and will increase penalties for non-compliance. Based on Easton's and Progressive's lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse impact on our business.

         However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

Employees

         Sutter Holding Company, Inc., its subsidiaries and affiliates, employed approximately 44 people at December 31, 2003.

Additional Information on Sutter

         Sutter's periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC's website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Sutter Holding Company, Inc., 150 Post Street, Suite 405, San Francisco, CA 94108, Attn: Corporate Secretary. Also, the public may read or obtain copies of these reports from the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 2. Description of Properties

         The physical properties used by the Registrant and its subsidiaries are summarized below:


                                                                                                        Approx.
                                                                                        Owned/          Square
Business                    Location                          Type of Property          Leased          Footage
Sutter                San Francisco, CA                       Corporate offices         Leased          1,000
Easton                San Francisco, CA                       Offices                   Leased          1,800
Progressive           Scottsdale, AZ and Spokane, WA          Offices                   Leased          7,000

Item 3. Legal Proceedings

         The Company received two notices of potential claims in the aggregate amount of approximately $415,000. These potential claims are over three years old and involve parties that have no business relationship or contact with present management or the Company. While current management believes that the ultimate outcome of these claims will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties and unfavorable rulings, however unlikely, could occur. Depending on the amount and timing, an unfavorable outcome of one or both of these matters could have a material adverse effect on the Company's business, cash flows, results of operations or financial position. An accurate estimate of potential loss from pending claims cannot be made at this time.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Market Information

         Sutter's common stock trades on the Over-the-Counter ("OTC") Bulletin Board (symbol: SRHI).

         The following table sets forth high and low sales prices per share for the Company's common stock during fiscal 2003 and 2002 based on the Company's new December 31 fiscal year end, as reported by NASD-OTC. These quotations have been split-adjusted to reflect the 1:20 reverse stock split which occurred June 14, 2002 and represent prices between dealers and do not reflect retail mark-ups, markdowns or commissions.

           For the Year Ended December 31, 2003
-----------------------------------------------------------
                                         Stock Price
Period Ended                           High           Low
                                       ----           ---
March 31, 2003                        $11.20        $11.00
June 30, 2003                         $12.00        $11.20
September 30, 2003                    $12.00         $7.00
December 31, 2003                     $10.50         $7.00


           For the Year Ended December 31, 2002
-----------------------------------------------------------
                                         Stock Price
Period Ended                           High           Low
                                       ----           ---
March 31, 2002                         $5.00         $4.40
June 30, 2002                         $14.00         $2.00
September 30, 2002                    $14.00        $10.00
December 31, 2002                     $13.00        $10.45


Shareholders

         Sutter had approximately 307 holders of record of its common stock at March 29, 2004.

Dividends

         Sutter has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Payment of dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other factors, earnings and future anticipated capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

         The following is a summary of the Registrant's equity compensation plans under which equity securities are authorized for issuance as of December 31, 2003:

                                                                                    Number of securities
                                                                                   remaining available for
                                                                                    future issuance under
                              Number of securities to       Weighted-average         equity compensation
                              be issued upon exercise      exercise price of          plans (excluding
                              of outstanding options    outstanding options and    securities reflected in
Plan Category                    and warrants (a)             warrants (b)             column (a)) (c)
Plans not approved by
security holders                      176,000                    $11.37                    199,000

         The Company's two senior executive officers are entitled to receive annual awards of stock options as provided for in their employment agreements. Forty-thousand options have been awarded to each of the two senior executive officers during each of the past two years. These options vest in equal amounts over three years and expire ten years from their respective dates of issuance.

         Of the amount in column (a) above, 60,000 represent warrants granted to certain employees of Easton at the time of acquisition, and 16,000 represent options granted to the president of Easton in connection with an employment agreement entered into on December 31, 2003.

Issuer Purchases of Equity Securities

                                                                Maximum Number
                                            Number of Shares    of Shares that
                                              Purchased as        May Yet Be
                                Average     Part of Publicly    Purchased under
                 Number of     Price Paid       Announced             the
     Date          Shares      Per Share     Plans/Programs     Plans/Programs
--------------- ------------- ------------- ------------------ -----------------


     10/1/2003         5,000         $5.00                -                  -
     10/3/2003         6,000         $5.00                -                  -
     10/27/2003          225        $10.56              225                  -
     11/14/2003          500        $10.56              500                  -
     11/21/2003        1,050        $10.56            1,050                  -
     12/19/2003       66,496        $12.03                -                  -
                -------------
                      79,271
                =============

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

                                   Value of
                   Number of     Securities
      Date           Shares         Sold           Description
----------------- ------------- --------------    -------------------------------------------------------------------
      12/11/2003        49,500      $ 500,000     In conjunction with the acquisition of Progessive Lending, LLC
      12/22/2003        25,000        252,500     Shares issued to Progressive Lending, LLC--non-cash transaction
      12/31/2003         9,901        100,000     Shares issued upon conversion of debt by an officer of the Company
      12/31/2003         2,475         25,000     Shares issued to an officer of the Company for cash
      12/31/2003         2,475         25,000     Shares issued to an officer of the Company for cash
                  ------------- --------------
                        89,351      $ 902,500
                  ============= ==============

Item 6. Selected Financial Data

Selected Financial Data for the Past Five Years

(US dollars)
                                                           2003          2002          2001          2000           1999
Revenues:
Total revenues(1)                                       $1,844,910          $799       $25,000           N/A           N/A
Earnings:
Net loss from continuing operations                     ($686,373)    ($772,634)    ($660,000)           N/A           N/A
Net loss from discontinued operations(2)                       N/A           N/A   (5,287,000)   (3,075,000)     (538,000)
Net loss per share -- basic and diluted(3)                 ($2.39)       ($4.86)      ($52.98)      ($27.77)       ($8.97)
Year-end data:
Total assets                                            $9,257,516    $1,965,646    $1,178,000    $9,469,000    $4,575,000
Debt and obligations                                     5,037,338     1,008,376       816,000       751,000       573,000
Shareholders' equity                                     1,401,516       996,639       366,000     6,281,000     1,718,000

------------------------------------------------------

Notes:
In 2002, the Company changed its fiscal year end from January 31 to December 31. Therefore, the data presented for fiscal 2002 is for the eleven months ended December 31, 2002.

(1) Prior to fiscal 2003, the Company was not engaged in the mortgage business. In 2002, the Company was not engaged in any operating business. Prior to 2002, the Company operated primarily as a broker-dealer under different and unaffiliated management.
(2) In 2001 and 1999, the Company, under a different name and under prior management, took write-downs on certain assets of discontinued businesses.
(3) All numbers are split-adjusted to reflect a 1:20 reverse stock split which occurred on June 13, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Executive Summary

         Sutter is a holding company that owns two operating businesses in the mortgage banking industry. Sutter's mortgage subsidiaries, Easton and Progressive, earn revenue by originating, processing, funding and brokering primarily residential mortgages. Sutter also has four minority stake, non-core investments in private companies involved in various industries from natural beef, lamb and pork production to real estate to precious metal mining claims. These private investments are not considered by management to be an integral part of the future operations or plans of the Company, and Sutter is currently contemplating selling one or more of its non-core investments as necessary to facilitate growth in its existing business, expand into other financial services businesses or to provide for additional liquidity. Presently, management desires and intends to grow Sutter through continued acquisitions in the financial services industry that are most likely to complement its current financial service businesses.

         Mortgage banking is a cyclical business. Operating performance is subject to fluctuate from quarter to quarter and from year to year based upon numerous market factors, the most significant of which are trends and future anticipated changes in interest rates, and the likely impact such changes could have on borrowers' decisions. For example, the mortgage banking sector underperformed in the fourth quarter of 2003 relative to its performance over the past three years largely due to the precipitous decline in mortgage refinancings over the course of the preceding two fiscal quarters. The decline in mortgage refinancings specifically and mortgage activity in general can be attributed to the fact that many borrowers have already refinanced their properties multiple times in the past few years in response to historically low interest rates. Management believes that borrowers generally expect interest rates to rise in the future, or at least not decline enough for them to consider another refinancing or a new purchase. Moreover, with this fundamental change in the mortgage market, competition for purchase money mortgages is likely to intensify in the near term as mortgage banks re-think their strategies and adjust their product offerings to accommodate anticipated market and interest rate trends. Therefore, management believes the Company's operating performance is likely to continue to fluctuate in concert with that of the overall industry.

         Sutter acquired the mortgage banks of Easton and Progressive in fiscal 2003. The Company had no operating business in fiscal 2002 which makes a direct comparison of operating performance for these fiscal years difficult, if not meaningless. Moreover, Sutter changed its fiscal year end to December 31 from January 31 in 2002 resulting an eleven month fiscal year for 2002 which further complicates any direct period to period comparisons. A thorough review and analysis of each of Sutter's two mortgage business acquisitions, Easton and

Progressive, and related pro forma financial information is likely to be more meaningful and indicative of future operating performance.
(See Item 13 - "Certain Relationships and Related Transactions.")

                                      2003             2002            2001

Total revenues                     $1,844,910            $779          $25,000
Total expenses                     $2,530,400        $773,433         $685,000

Earnings:
Net loss from
   continuing operations(2)         ($686,373)      ($772,634)       ($660,000)
Net loss from
   discontinued operations(3)             N/A             N/A       (5,287,000)
Net loss per
   share - basic and diluted(4)        ($2.39)         ($4.86)         ($52.98)

-----------------------------------------------------------------------
Notes:
In 2002, the Company changed its fiscal year end from January 31 to December 31. Therefore, the data presented for fiscal 2002 is for the eleven months ended December 31, 2002.

(1) Prior to fiscal 2003, the Company was not engaged in the mortgage business. In 2002, the Company was not engaged in any operating business. Prior to 2002, the Company operated primarily as a broker-dealer under different and unaffiliated management.
(2) Includes provisions for impairment of $461,607 in 2003 and realized investment losses of $224,024 in 2002.
(3) In 2001 and 1999, the Company, under a different name and under prior management, took write-downs on certain assets of discontinued businesses.
(4) All numbers are split-adjusted to reflect a 1:20 reverse stock split which occurred on June 13, 2002.


Operating results for the twelve months ended December 31, 2003 as compared with the eleven months ended December 31, 2002

Revenues

         Total revenues for the twelve months ended December 31, 2003 was $1,844,910 versus $799 for the eleven months ended December 31, 2002. The increase in revenues is the result of the Company's acquisitions of Easton and Progressive in January and December, respectively, of 2003. The Company existed essentially as a public shell for the 2002 fiscal year.

         Sutter's Progressive subsidiary recently obtained a license to conduct mortgage business in Nevada. Progressive is in the process of opening a new office in downtown Las Vegas. Sutter anticipates that this new office will begin producing revenue sometime in the second fiscal quarter of 2004. Progressive is also currently pursuing business development opportunities in California.

Expenses

         Total expenses were $2,530,400 for the twelve months ended December 31, 2003 as compared to $773,433 for the eleven months ended December 31, 2002. The increase in total expenses is the result of the Company's acquisitions of Easton and Progressive in January and December, respectively, of 2003. Total expenses are comprised primarily of general and administrative expenses, interest expense and professional fees. Sutter expects general and administrative expenses to increase in the coming year due to anticipated increases in employee headcount.

         Management believes that total expenses at its Progressive subsidiary are reasonably likely to increase in the short term as Progressive opens a new office and commences business in Las Vegas, Nevada.

         Effective May 1, 2004, Sutter is relocating its corporate headquarters within San Francisco to new leased office space located at 220 Montgomery Street, Suite 2100, San Francisco, California 94104. Sutter's Easton subsidiary will be moving to the same location where Progressive will also base its California operations. The consolidation of Sutter's corporate headquarters with Easton's operations and Progressive's California operations under a single seven year lease is expected to reduce that portion of total expenses related to office rent.

Bad Debt Expense

         The Company recorded a bad debt expense of $100,000 for the twelve months ended December 31, 2003 as compared to $0 (zero) for the eleven months ended December 31, 2002. The Company has a note receivable that was originally a $175,000 judgment receivable from Grupo Bufete, secured by an investment interest. In 2002, the Company recorded a $75,000 provision for uncollectibles which resulted in a $100,000 net carrying value for the note receivable during 2003. In 2003, the Company elected to write off the remaining $100,000 net carrying value for the note receivable and record a $100,000 bad debt expense for the year due to the uncertainty of collection.

Interest Expense

         The Company had interest expense of $392,906 for the twelve months ended December 31, 2003 as compared to interest expense of $53,190 for the eleven months ended December 31, 2002. The increase in interest expense is primarily due to debt obligations incurred in connection with the acquisition of Easton. A significant portion of interest expense ($133,235) in 2003 is related to the Company's mortgage warehouse lines of credit.

Income Tax Expense

         The Company had income tax expense of $883 for the twelve months ended December 31, 2003 as compared to income tax expense of $800 for the eleven months ended December 31, 2002. The Company has federal net operating loss carry-forwards in the amount of $711,000, which may be applied to offset future taxable income. The deferred tax asset from these net operating loss carry-forwards was fully reserved at December 31, 2003.

Net Earnings and Losses

         The Company reported a net loss of ($686,373) for the twelve months ended December 31, 2003 as compared to a net loss of ($773,434) for the eleven months ended December 31, 2002. The reduction in net loss is the result of the positive effect on earnings of the acquisitions of Easton and Progressive in January and December of 2003, respectively.

Operating results for the eleven months ended December 31, 2002 as compared with the twelve months ended January 31, 2002

Revenues

         Total revenues for the eleven months ended December 31, 2002 was $799 versus $25,000 for the twelve months ended January 31, 2002. The decrease in total revenues was due to the fact that the Company existed essentially as a public shell for the 2002 fiscal year. In 2001, the Company operated largely as a broker-dealer under a different name and different management.

Expenses

         Total expenses were $773,433 for the eleven months ended December 31, 2002 as compared to $685,000 for the twelve months ended January 31, 2002. The increase in total expenses is the result of operations that were discontinued, the business assets of which were sold in August 2001 by prior management, approximately seven months into the fiscal year.

Interest Expense

         The Company had interest expense of $53,190 for the eleven months ended December 31, 2002 as compared to $0 (zero) for the twelve months ended January 31, 2002. The increase in interest expense is primarily due to debt obligations incurred in connection with and prior to the acquisition of Easton.

Income Tax Expense

         The Company had income tax expense of $800 for the eleven months ended December 31, 2002 as compared to $0 (zero) for the twelve months ended January 31, 2002. The increase in income tax expense is due to the fact that the Company had a small amount of taxable income for the eleven months ended December 31, 2002. Under prior management, the Company was never profitable and never incurred any income tax expense. The deferred tax asset from these net operating loss carry-forwards was fully reserved at December 31, 2002.

Net Earnings and Losses

         The Company reported a net loss of ($773,434) for the eleven months ended December 31, 2002 as compared to a net loss of ($5,947,000) for the twelve months ended January 31, 2002. The decrease in operating expenses is the result of operations that were discontinued, the business assets of which were sold in August 2001 by prior management, approximately seven months into the fiscal year. The net loss for the twelve months ended January 31, 2002 includes a loss from discontinued operations in the amount of ($5,287,000).

Share Repurchases

         On September 15, 2003, the Board of Directors of Sutter adopted the Sutter Holding Company, Inc. Stock Repurchase Policy and Program (the "Repurchase Program") for the purchase of its shares of common stock ("Shares") on the open market. This Repurchase Program was in effect from the adoption date through February 29, 2004 (the "Program Period"). The Repurchase Program was intended neither to change the reporting status of the Company, nor to constitute any market making in the Shares, but was intended solely to permit the Company to make limited purchases of Shares when market prices warrant. During the time this Repurchase Program was in effect, the Company repurchased for treasury a total of 1,775 shares of common stock. In addition to this Repurchase Program, the Company repurchased and cancelled 77,496 shares at an average price of $11.03 per share. This average price represents the average of market prices of the common stock at the time of repurchase.

Impact of Inflation

         Sutter's management believes that the impact of inflation, although indirect, could be material to its revenue or income from continuing operations in the short term. Historical economic data suggests that interest rates and inflation are highly correlated. Given our disclosure in the Executive Summary section above on the potential impact of changes in interest rates on Sutter's mortgage business, it makes sense that if inflation were to increase significantly in the short term, more likely than not the result will be a significant increase interest rates in the short term which could materially adversely effect Sutter's mortgage business. However, in the long term, inflation and interest rate changes are likely to have little or no direct effect on revenue or income from continuing operations of Sutter's mortgage business since borrowers' decisions tend to be less influenced by long term changes to inflation and interest rates.

Liquidity and Capital Resources

         Sutter had cash and cash equivalents of $96,971 and $625,491 as of December 31, 2003 and 2002, respectively, and $1,164,000 as of January 31, 2002.

         Cash provided by operating activities was $1,269,452 for the period ended December 31, 2003 as compared to cash used in operating activities of $1,301,653 and $730,000 for the periods ended December 31, 2002 and January 31, 2002, respectively. The improvement in operating cash flow is the result of the acquisitions of two operating businesses, Easton and Progressive, in 2003. In 2002, the Company had no operating businesses from which to generate cash flow from operations. In 2001, the Company's operating business at the time did not generate positive cash flow from operations. Cash used in investing activities was $1,532,939 and $1,645,805 for the periods ended December 31, 2003 and 2002, respectively, and $0 (zero) for the period ended January 31, 2002. Cash used in financing activities was $265,033 for the period ended December 31, 2003 as compared to cash provided by financing activies of $2,408,949 and $0 (zero) for the periods ended December 31, 2002 and January 31, 2002, respectively. Under current management, the Company has made investments in operating and non-operating assets that, depending upon the type of investment, were categorized as investing activities. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the coming year necessary to achieve the Company's plans for existing operations.

         As of December 31, 2003, Sutter had borrowings of $4,620,497 at an average annual interest rate of approximately 8%. These long-term borrowings were incurred predominantly as a result of Sutter's two acquisitions during 2003. Management believes that the Company's cost of borrowing is favorable given the Company's small size and current market capitalization.

         Sutter's two mortgage subsidiaries each have their own warehouse lines of credit provided to them by financial institutions. Easton has a primary warehouse line for $8 million and a secondary warehouse line for $250,000. Progressive has two primary warehouse lines: one for $5 million and another for $1 million. These warehouse lines of credit are used for the temporary funding of mortgage loans until they are purchased by investors. These warehouse lines of credit may be cancelled by their issuing financial institution at any time upon thirty days notice to the Company or its subsidiaries. The Company's subsidiaries have certain debt covenants in connection with the warehouse lines of credit they use to originate mortgages. In each case, those covenants include a requirement that the subsidiary maintain a minimum tangible net worth of $250,000, and a current ratio greater than one. The Company and its subsidiaries were in compliance with all covenants at December 31, 2003.

         Management believes operating cash flow is reasonably likely to be negative in the short-term given temporary timing differences between certain short-term accruals like accounts receivable and accounts payable, and the variability of mortgage revenue from month to month. Overall liquidity could be adversely affected if there is a short-term decrease in demand for either of Easton's or Progressive's mortgage products. Management believes the Company has short-term resources available to sufficiently cover such events typical of the mortgage business as well as current commitments, including but not limited to direct cash investments by Sutter's senior officers. Moreover, management expects to raise additional cash in the short-term from the sale of certain non-core investments. Concurrently, management expects a favorable, significant decrease in liabilities on the balance sheet as of December 31, 2003 pending the resolution of an agreement with the RCH noteholders that will change the Company's note payments to interest-only payments from fully-amortizing payments for the balance of 2004.

         Management expects to grow the Company through further acquisitions of complementary financial service businesses in the future where the consideration given will be predominantly common stock of Sutter. However, management anticipates that the Company will have to raise capital for working capital purposes and acquisitions in the next twelve months. In the event cash is necessary to consummate a future acquisition, the Company has sufficient external cash resources available to it from wealthy private investors. Provided Sutter can achieve the necessary growth in revenue, cash flow and operations in the short term, management anticipates being able to raise additional long-term capital in the public markets. The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support current business needs and future estimated business needs. Based upon these reviews, the Company believes that its capital structure is adequate for current operations and any reasonably foreseeable future needs.

         Management anticipates having to acquire some office furniture and equipment to facilitate expanding operations for the foreseeable future, and believes that the Company currently maintains sufficient liquidity to cover its existing requirements and provide for contingent liquidity.

Off-Balance Sheet Arrangements

         In the normal course of business, the commitment, funding and closing of mortgage loans occurs on the same day. Therefore, the Company has no such related off-balance sheet arrangements, risks or guarantees.

Contractual Obligations

         Sutter and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. A summary of contractual obligations follows.



(US dollars)

                                                                Payments due by period
                                ----------------------------------------------------------------------------------------
Contractual Obligations         Total         2004         2005            2006          2007      2008    2009 or later
                                ----------------------------------------------------------------------------------------

Debt obligations               $4,620,497    $550,245   $2,241,050     $1,201,013     $628,189      $0           $0
Lease obligations                 416,841     229,926      116,024         70,891            0       0            0

Total                          $5,037,338    $780,171   $2,357,074     $1,271,904     $628,189      $0           $0

The data above does not reflect reductions in long-term debt or changes in future lease obligations, each of which are the result of separate agreements entered into by the Company and/or its subsidiaries subsequent to the fiscal year end. Also, see Item 11. Executive Compensation.

Critical Accounting Policies

Revenue Recognition

         When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the principal amount of the loan as mortgages held for sale. Once the loan is purchased by an investor (e.g. Flagstar), usually within ten business days of funding, the principal amount of the loan is deducted from the Company's outstanding balance on its warehouse line of credit. It then recognizes mortgage sales along with origination and related fees. The costs and fees associated with originating, processing and, where appropriate, brokering the mortgage loans, are netted against the gain on sales of mortgages at the time the loan is sold.

         The Company does not record an allowance for loan losses because the loans are typically sold to investors within ten business days of funding. This short-term risk is mitigated by the fact that any losses that may occur due to the loss of a loan are simply adjustments to revenue for the period since all revenues are related to the successful origination, processing and funding of a loan. In other words, if the origination, processing and funding of a loan is ultimately unwound, then all of the Company's revenues associated with the origination, processing and funding of that loan are not recognized.

Investments

         Marketable equity securities are classified as securities available for sale and reported at estimated fair value. Unrealized gains and losses, after applicable taxes, are reported in cumulative other comprehensive income. We use current quotations, where available, to estimate the fair value of these securities. Where current quotations are not available, we estimate fair value based on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. We reduce the asset value when we consider the declines in the value of marketable equity securities to be other-than-temporary and record the estimated loss in "realized gains or losses" in the statement of operations. The initial indicator of impairment for equity securities is a sustained decline in market price below the amount recorded for that investment. We consider the length of time and the extent to which market value has been less than cost and any recent events specific to the issuer and economic conditions of its industry. At December 31, 2003, Sutter does not have any marketable equity securities.

         Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities generally are accounted for at cost and are included in other assets. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss from equity investments in provision for impairment.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company had realized investment losses of ($61,801) in 2003 and ($224,024) in 2002, and no realized investment gains or losses in 2001.

         The Company had a provision for impairment of ($462,306), exclusive of $100,000 in bad debt expense, in 2003 and no provision for impairment in 2002 or 2001. The impairment charge for 2003 was related to certain assets held for investment that management wrote-down to their estimated fair value, which in most instances was zero. These assets are non-core assets that were acquired prior to the acquisitions of our operating businesses, and therefore are not likely to have any impact on future operations.

Purchase Price Allocation and Intangible Assets

         As a result of the acquisition of Progressive in 2003, Sutter acquired identifiable intangible assets such as a customer list and a non-compete agreement with a certain key employee in the aggregate amount of $320,000. The customer list is being amortized over a period of five years and the non-compete agreement is being amortized over a period of two years. These intangible assets were valued by an independent valuation firm, Willamette Management Associates, in accordance with SFAS 142 regarding Goodwill and Other Intangible Assets.

         Sutter also acquired Easton in 2003. However, neither management nor the independent valuation firm of Willamette Management Associates could identify, and therefore meaningfully quantify, any intangible assets associated with this acquisition. Unlike Progressive, Easton is a wholesale mortgage bank which means that Easton has no retail customers - only non-contractual mortgage broker and realtor relationships. Since there is no contractual obligation between Easton and any California mortgage broker or realtor, and there are thousands of mortgage bankers to which any given mortgage broker or realtor could potentially submit business, it is too difficult and subjective to estimate, based on any acceptable methodology for such purpose (e.g. income approach, expense approach, or comparability analysis), that portion of the purchase price of Easton that could be assigned to a customer list or similarly classified identifiable intangible asset. Thus, no identifiable intangible assets were recorded at the date of acquisition, and the majority of the purchase price was allocated to goodwill.

         A significant amount of judgment is required in performing goodwill and identifiable intangible asset impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Sutter's reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

         Sutter's consolidated financial position reflects material amounts of investments in private businesses. These investments are carried at the lower of cost or fair value. In the case of investments carried at fair value, considerable judgment is required in determining the assumptions used in arriving at fair value and to what extent, if any, such investments are impaired. Significant changes in these assumptions can have a significant effect on carrying values.

Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our consolidated financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. On November 7, 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3") deferring the effective date of SFAS 150 for certain mandatorily redeemable non-controlling interests. The adoption of the SFAS 150 did not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

         Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in applicable Federal or State laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Sutter and its affiliates do business, especially those affecting the mortgage banking industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         In addition to other risks described in sections of this report (see "Competition", "Inflation", and "Liquidity and Capital Resources"), the Company is generally subject to the following risk factors.

         The Company is subject to potential interest rate risk in primarily three ways. First, there is interest rate risk arising from the timing difference between the time a loan is funded and the time it is purchased by an investor off of the Company's warehouse line of credit. This type of interest rate risk is mitigated by the fact that a funded loan spends between eight and ten business days on the Company's warehouse line prior to purchase, and that the Company will not fund a loan until the borrower has locked in a borrowing rate at which the Company knows it can sell a loan to an investor. Second, the Company is subject to general fluctuations in market interest rates for debt instruments, particularly rising interest rates. To the extent that changes in such rates influence borrowers' decisions to postpone entering into mortgage loans today in favor of doing so in the future or not at all, the Company's business and profitability may be adversely affected in the short-term. Third, to the extent market interest rates for corporate debt increase in the future, the Company's cost of debt capital may increase which will result in increased interest payments. This increase in interest payments may adversely affect the Company's cash flow and profitability. Currently, the interest rates charged on all of the Company's debt are fixed, and so an increase in market interest rates will not have any effect on the Company's existing interest payments.

         Occasionally, circumstances arise whereby a loan funded on one of our warehouse lines of credit takes longer than eight to ten business days to be purchased by an investor and subsequently removed from our warehouse line. Such occurrences are infrequent, but may be considered to give rise to potential interest rate risk as long as the funded loan remains on our balance sheet. This potential risk is mitigated by the fact that the rate we are charged for funded loans on our warehouse line is tied to the Prime Rate, and adjusts to changes in the Prime Rate. Therefore, the Company is not subject to additional risk due to short-term changes in interest rates that may occur while a loan remains outstanding on one of its warehouse lines of credit.

                  The Company's mortgage businesses are potentially subject to regulatory risks given the various regulatory requirements (previously disclosed in this report) with which Sutter's subsidiaries must comply. Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations addressing responsible banking practices with respect to borrowers with blemished credit. In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties and will increase penalties for non-compliance. Based on Easton's and Progressive's lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse impact on our business. However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that the existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

         The Company is subject to potential investment risk arising from approximately $1 million of non-core investments as of December 31, 2003. Such investments are non-public and are carried at the lower of cost or fair value on the balance sheet. A few of these investments have been impaired and, in some cases, have had their values written down to zero. Management periodically reviews all such investments to assess if future impairments or write-downs are required.

         The Company relies on certain key personnel to manage the business and generate revenue on an ongoing basis. If one or more of these key personnel were to quit, leave or retire, the Company's revenues, profitability and short-term future growth prospects may be adversely affected. The Company has employment agreements with most of its key personnel and intends to implement an employee stock option plan in the near future.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sutter Holding Company, Inc. and Subsidiaries
San Francisco, California

         We have audited the accompanying consolidated balance sheet of Sutter Holding Company, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutter Holding Company, Inc. and Subsidiaries at December 31, 2003, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
March 26, 2004

INDEPENDENT AUDITORS' REPORT

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

                                        /s/ REGALIA & ASSOCIATES

Danville, California
March 6, 2003

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 As of                  As of
(in US dollars)                               December 31,          December 31,
                                          --------------------------------------
                                                 2003                    2002
                                          --------------------------------------
ASSETS

      Cash and cash equivalents               $96,971                  $625,491
      Accounts receivable                      37,212                     8,528
      Note receivable, net                          -                   100,000
      Prepaid expenses                         44,290                     5,836
      Loans held for sale                   3,020,753                         -
      Investments in marketable securities          -                    32,000
      Investments in non-marketable
          securities                          985,053                 1,192,545
      Property and equipment, net             258,706                     1,246
      Other Assets                             10,785                         -
      Identifiable intangible assets          320,000                         -
      Goodwill                              4,483,746                         -
                                         --------------            -------------
TOTAL ASSETS                               $9,257,516                $1,965,646
                                         ==============            =============
LIABILITIES & STOCKHOLDERS' EQUITY

      Accounts payable & accrued expenses    $318,344                   $30,141
      Mortgage warehouse line of credit     2,986,485                         -
      Interest payable                          8,885                    28,232
      Income taxes payable                          -                       800
      Debt to unrelated parties               588,551                   501,458
      Debt to related parties               3,953,735                   408,376

      Commitments & contingencies

      Stockholders' Equity
          Preferred stock, $0.0001 par
             value; 125,000 shares
             authorized; no shares issued
             and outstanding                        -                         -
          Common stock, $0.0001 par
             value; 1,875,000 shares
             authorized; 351,942 and
             244,036 issued and
             outstanding at December 31,
             2003 and 2002, respectively           35                        24
          Additional Paid-In Capital        4,669,164                 3,369,187
          Treasury Stock                     (604,665)                 (333,427)
          Unrealized loss on investments            -                   (62,500)
          Accumulated deficit              (2,663,018)               (1,976,645)
                                         --------------            -------------
      Total Stockholders' Equity            1,401,516                   996,639
                                         --------------            -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $9,257,516                $1,965,646
                                         ==============            =============


(1) Includes intangible assets in the purchase of Progressive Lending LLC.


           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Twelve   For the Eleven   For the Twelve
                                            Months ended     Months ended     Months ended
(in US dollars)                             December 31,     December 31,     January 31,
                                       ===================================================
                                                2003             2002             2002
                                       ===================================================
Revenues:
    Gains on sales of mortgages            $    661,938       $    -          $     -
    Mortgage commissions                      1,243,045            -                -
    Interest & dividend income                    1,728          799           25,000
    Realized gains (losses), net                (61,801)           -                -
                                           --------------------------------------------
Total Revenues                                1,844,910          799           25,000

Expenses:
    General & administrative                  1,294,868      433,955          416,000
    Bad debt expense                            100,000            -                -
    Depreciation & amortization                  46,758          748                -
    Interest expense                            392,906       53,190                -
    Miscellaneous (income) expenses             (70,567)     (31,680)               -
    Professional fees and other expenses        304,129       93,196          269,000
    Provision for impairment                    462,306      224,024                -
                                           --------------------------------------------
Total expenses                                2,530,400      773,433          685,000
                                           --------------------------------------------

Loss from continuing operations                (685,490)    (772,634)        (660,000)
    Loss from discontinued operations                 -            -       (5,287,000)
                                           --------------------------------------------

Loss before taxes                              (685,490)    (772,634)      (5,947,000)
    Provision for income taxes                      883          800                -
                                           --------------------------------------------

Net loss                                      $(686,373)   $(773,434)     $(5,947,000)
                                           ============================================

Net loss per share -- basic and diluted          ($2.39)      ($4.86)         ($52.98)

Other comprehensive income:
    Unrealized losses                            (3,347)     (62,500)               -
    Less: reclassification adjustments           65,847            -                -
                                           --------------------------------------------
    Other comprehensive income (loss)            62,500      (62,500)               -
                                           --------------------------------------------
Total comprehensive loss                      $(623,873)   $(835,934)     $(5,947,000)
                                           ============================================

Weighted Average Shares Outstanding             287,584      158,996          112,250


(1) Included in general and administrative expenses for the first quarter of fiscal 2002.
(2) Basic and diluted.

           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the twelve          For the eleven        For the twelve
                                                                        months ended            months ended          months ended
(in US dollars)                                                         December 31,            December 31,          January 31,
                                                                     --------------------------------------------------------------
                                                                            2003                    2002                  2002
                                                                     --------------------------------------------------------------
OPERATING ACTIVITIES
      Net income / (loss)                                                ($686,373)              ($773,434)           ($5,947,000)

      Net increase in assets from discontinued operations                        -                       -              1,436,000
      Realized losses on sales of investments, net                          61,801                 320,724                      -
      Provision for impairment of investments and note receivable          562,306                 (90,000)                     -
      Depreciation & amortization                                           46,758                     748                      -
      Amortization of discount on debt                                      33,507                       -                      -
      Unrealized loss on investment                                              -                 (62,500)                     -
      Adjustments to reconcile net income / (loss)
      to net cash provided by (used in) operating activities:
          Accounts receivable                                               34,080                  (8,528)                     -
          Prepaid expenses                                                 (15,204)                 (1,836)                     -
          Mortgages held for sale                                        1,175,747                       -                      -
          Accounts payable & accrued expenses                               83,793                (715,859)               643,000
          Income taxes payable                                              (6,367)                    800                      -
          Interest payable                                                 (19,347)                 28,232                      -
          Securities purchased under agreement to resell                         -                       -              3,043,000
          Loans to officers                                                      -                       -                 22,000
          Other assets                                                      (1,249)                      -                 73,000
                                                                      -------------------------------------------------------------
Net cash provided by (used in) operating activities                      1,269,452              (1,301,653)              (730,000)

INVESTING ACTIVITIES
      Capital expenditures                                                 ( 6,126)                ( 1,994)                     -
      Proceeds from sales of investments                                    70,944                       -                      -
      Purchases of Easton and Progressive, net of cash acquired         (1,507,469)             (1,545,269)                     -
      Purchases of other investments                                       (90,288)                (98,542)                     -
                                                                      -------------------------------------------------------------
Net cash used in investing activities                                   (1,532,939)             (1,645,805)                     -

FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                50,000               1,458,970                      -
      Proceeds from issuance of debt                                     2,121,000               1,008,376                      -
      Proceeds from issuance of warrants                                         -                 103,030                      -
      Repayment of debt                                                 (1,207,222)                (66,000)                     -
      Mortgage warehouse line of credit                                 (1,155,073)                      -                      -
      Purchases of stock for treasury                                      (73,738)                (95,427)                     -
                                                                      -------------------------------------------------------------
Net cash provided by financing activities                                 (265,033)              2,408,949                      -

Net change in cash for the period                                         (528,520)               (538,509)              (730,000)
Cash, beginning of period                                                  625,491               1,164,000              1,894,000
                                                                      -------------------------------------------------------------
Cash, end of period                                                        $96,971                $625,491             $1,164,000
                                                                      ==================     ====================    ==============
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes                                                         $883                    $800                      -
         Interest paid                                                     279,018                  53,910                      -

Supplemental schedule of non-cash investing and financing activities:
     (1) 49,500 shares of common stock at fair value of $500,000 was issued in conjunction with the acquisition of Progressive.
     (2) 92,051 shares of common stock was issued to acquire other equity securities at a cost of $1,030,000.
     (3) 4,000 shares of common stock at fair value of $40,000 was issued to related parties as additional consideration for granting loans to the Company.
     (4) 9,901 shares of common stock was issued upon the conversion of $100,000 or related party debt.
     (5) 25,000 shares of common stock was issued to a wholly owned subsidiary at fair value of $252,500; the stock was treated as treasuty stock at a group level.
     (6) 66,496 shares of common stock at fair value of $800,000 were returned and retired upon disposal of an investment.

        See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data


                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                Common Stock

                              ----------------------------------------------------------------------------------------------------
                                                 Additional                                             Other           Total
(in dollars, except                               Paid-In     Treasury   Accumulated   Subscriptions  Comprehensive  Stockholders'
for common shares              Shares    Amount   Capital      Stock       Deficit       Receivable      Income         Equity
                              ----------------------------------------------------------------------------------------------------
Balances, January 31,
  2001(1)                     2,245,000  $ -   $ 10,196,000  $ (122,000)  $(3,627,000)  $ (166,000)      $ -         $ 6,281,000

Repayment of loans
  to officers(2)                     -     -             -           -             -       148,000         -             148,000
Repurchase of
  shares(2)                          -     -             -     (116,000)           -            -          -            (116,000)
Net loss                             -     -             -           -     (5,947,000)          -          -          (5,947,000)
                              ----------------------------------------------------------------------------------------------------
Balances, January 31,
  2002(1)                     2,245,000  $ -     10,196,000    (238,000)  $(9,574,000    $ (18,000)      $ -           $ 366,000

Repayment of loans to
  officers(2)                        -     -             -           -             -        18,000         -              18,000
Repurchase of shares(2)         (95,000)   -             -      (95,427)           -            -          -             (95,427)
Reverse stock split (1:20)   (2,042,500)   -             -           -             -            -          -                  -
Issuance of common stock        136,536    -        904,869          -             -            -          -             904,869
Reclass par value of
  common stock                       -    24            (24)         -             -            -          -                  -
Issuance of options/warrants         -     -        166,422          -       (103,030)          -          -              63,392
Sale of subsidiary                   -     -     (7,898,080)         -      8,473,819           -          -             575,739
Net loss                             -     -             -           -       (773,434)          -          -            (773,434)
Unrealized losses on
  investments                        -     -             -           -             -            -     (62,500)           (62,500)
                              ----------------------------------------------------------------------------------------------------
Balances, December 31, 2002     244,036  $24    $ 3,369,187  $ (333,427)  $(1,976,645)        $ -   $ (62,500)         $ 996,639

Issuance of common stock        185,402   19      1,972,481          -             -            -                      1,972,500
Repurchase of shares            (77,496)  (8)      (854,992)   (271,238)           -            -                     (1,126,238)
Issuance of options/warrants         -     -        182,488          -             -            -          -             182,488
Net loss                             -     -             -           -       (686,373)          -          -            (686,373)
Reclassification of
  realized gain (loss)               -     -             -           -             -            -      62,500             62,500
                              ----------------------------------------------------------------------------------------------------
Balances, December 31, 2003     351,942  $35    $ 4,669,164  $ (604,665)  $(2,663,018)        $ -        $ -         $ 1,401,516

Notes:

(1) Prior fiscal year end changed to December 31 fiscal year end effective March 28, 2002.

(2) Former (not current) officers effected this transaction prior to executing the Stock Purchase Agreement dated March 28, 2002 which resulted in the sale of a controlling interest in the Company.


        See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

1. Significant Accounting Policies and Practices

(a) Organization and Basis of Consolidation

         Sutter Holding Company, Inc. ("Sutter" or "Company") is a holding company owning subsidiaries engaged primarily in residential mortgage banking. Sutter also has minority investments in other businesses engaged in a variety of activities, as identified herein. The Company has determined that it operates under one segment, that of residential mortgage banking.

         The accompanying Consolidated Financial Statements include the accounts of Sutter consolidated with the accounts of all of its subsidiaries and affiliates in which Sutter holds a controlling financial interest as of the financial statement date. Subsidiaries' operations are included from the respective dates of acquisition (see Note 2). Normally, control reflects ownership of a majority of the voting interests. Other factors considered in determining whether control is held include whether Sutter provides significant financial support as a result of its authority to purchase or sell assets or make other operating decisions that significantly affect the entity's results of operations, and whether Sutter bears a majority of the financial risks.

         Intercompany accounts and transactions have been eliminated. Certain amounts in 2002 and 2001 have been reclassified to conform with the current year presentation.

         While the Company has had losses in the past three fiscal years, the Company expects to reduce overall cash outflow through the amendment of notes payable to RCH and the sale of certain non-core investments. Overall liquidity could be adversely affected if there is a short-term decrease in demand for either of Easton's or Progressive's mortgage products. Management believes the Company has short-term resources available to sufficiently cover such events typical of the mortgage business as well as current commitments, including but not limited to direct cash investments by Sutter's senior officers.

(b) Use of Estimates in Preparation of Financial Statements

         The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In addition, estimates and assumptions associated with the determination of fair value of invested assets and related impairments, and the determination of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates and assumptions used in preparing the Consolidated Financial Statements.

(c) Cash Equivalents

         Cash equivalents consist of funds invested in money market funds, and in other investments with a maturity of three months or less when purchased.

(d) Mortgages Held for Sale

            Loans held for sale represent originated mortgage loans held for sale to permanent investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

         The Company had no significant commitments classified as derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133") at December 31 ,2003 and 2002. Specifically, the Company does not enter into fixed interest rate lock commitments and the Company's forward sales commitments under its bank warehouse lines of credit are for only very short periods of time and result in no valuable derivatives contracts.

(e) Investments

         Marketable equity securities are classified as securities available for sale and reported at estimated fair value. Unrealized gains and losses, after applicable taxes, are reported in cumulative other comprehensive income..We reduce the asset value when we consider the declines in the value of marketable equity securities to be other-than-temporary and record the estimated loss in "realized gains or losses" in the statement of operations. The initial indicator

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

of impairment for equity securities is a sustained decline in market price below the amount recorded for that investment. We consider the length of time and the extent to which market value has been less than cost and any recent events specific to the issuer and economic conditions of its industry. At December 31, 2003, the Company had no marketable securities.

         Nonmarketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities generally are accounted for at cost and are included in other assets. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss as a loss from equity investments in realized gains or losses.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company had realized investment losses of ($61,801) in 2003 and ($224,024) in 2002, and no realized investment gains or losses in 2001.

         The Company had a provision for impairment of ($462,306) in 2003 and no provision for impairment in 2002 or 2001. The impairment charge for 2003 was related to certain assets held for investment that management wrote-down to their estimated fair value, which in most instances was zero. These assets are non-core assets that were acquired prior to the acquisitions of our operating businesses, and therefore are not likely to have any impact on future operations.

(f) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is provided principally on the straight-line method over estimated useful lives as follows: equipment, furniture and fixtures, 3 to 10 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

(g) Intangible Assets

         As a result of the acquisition of Progressive in 2003, Sutter acquired identifiable intangible assets such as a customer list ($260,000) and a non-compete agreement with a certain key employee ($60,000) in the aggregate amount of $320,000. The customer list is being amortized over a period of five years and the non-compete agreement is being amortized over a period of two years. These intangible assets were valued by an independent valuation firm in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

         Sutter also acquired Easton in 2003. However, neither management nor the independent valuation firm identified, and therefore meaningfully quantified, any intangible assets associated with this acquisition. Unlike Progressive, Easton is a wholesale mortgage bank which means that Easton has no retail customers - only non-contractual mortgage broker and realtor relationships. Since there is no contractual obligation between Easton and any California mortgage broker or realtor, and there are thousands of mortgage bankers to which any given mortgage broker or realtor could potentially submit business, it is too difficult and subjective to estimate, based on any acceptable methodology for such purpose (e.g. income approach, expense approach, or comparability analysis), that portion of the purchase price of Easton that could be assigned to a customer list or similarly classified identifiable intangible asset. Thus, no identifiable intangible assets were recorded at the date of acquisition, and the majority of the purchase price was allocated to goodwill.

         Intangible assets are subject to annual impairment tests whereby an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

(h) Long-Lived Assets

         The Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Long lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell, if any.

(i) Revenue Recognition

         Gains on Sales of Mortgages:

         When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the principal amount of the loan as mortgages held for sale. Once the loan is purchased by an investor
(e.g. Flagstar), usually within ten business days of funding, the principal amount of the loan is deducted from the Company's outstanding balance on its warehouse line of credit. The Company recognizes gains on sales of loans for the difference between the sales price and the adjusted cost basis of the loans when the title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

         Loans held for sale represent originated mortgage loans held for sale to permanent investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

         Loan Origination Fees and Direct Origination Costs:

         The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. During the current year, no salaries, compensation and benefits and commission costs have been charged to incremental direct loan origination costs.

(j) Income Taxes

         Sutter files consolidated federal and California combined income tax returns with its subsidiaries. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

(k) Accounting for Stock-Based Compensation

         At December 31, 2003, as discussed more fully in Note 12, the Company does not have a formal stock based compensation plan. The Company accounts for its grants of options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for the three years ended December 31, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

                                                                            Year Ended December 31,

                                                             2003                 2002                2001
Net loss applicable to common stockholders, as
   reported                                                $ (686,373)          $ (773,434)         $ (5,947,000)

Total stock-based employee compensation expense
   included in the net loss, net of related tax
   effects                                                          -                    -                     -
Total stock-based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax effects                  $ (195,312)          $  (55,665)         $          0

Pro forma net loss applicable to common
   stockholders                                            $ (881,685)          $ (829,099)         $ (5,947,000)

As reported loss per share                                 $    (2.39)          $    (4.86)         $     (52.98)

Pro forma loss per share                                   $    (3.07)          $    (5.21)         $     (52.98)

         The fair value for these options was estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Accordingly, option pricing models may not necessarily provide a reliable single measure of the fair value of options. The fair value of options at the date of grant was estimated on the date of grant based on the method prescribed by SFAS No. 123. The following table summarizes the estimated fair value of options and assumptions used in the SFAS No. 123 calculations for stock option plans:

                                         2003             2002            2001

Weighted averages of assumptions:
Market price of common stock            $11.50          $11.00             N/A
Annual discount rate                     4.24%           4.06%             N/A
Annual dividend rate                     0.00%           0.00%             N/A
Expected volatility                     25.00%          25.00%             N/A
Expected term (years)                      8.8             8.6             N/A

(l) Comprehensive Income

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purposes financial statements. The Company's "other comprehensive income" is comprised of only investments in marketable securities available for sale. During the year, the company sold all of its investments in marketable securities resulting in accumulated other comprehensive income of $0 (zero) at December 31, 2003.

(m) Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, mortgages held for sale, and accounts payable approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The investments at year end represent entirely private equity securities; current book value of these investments represents the best estimate of market value. The Company does not hold or issue financial instruments for trading purposes.

         The debt to unrelated and related parties has substantially fixed interest rates and remains substantially unchanged at year end. The warehouse lines of credit carry interest rates that are indexed or float with market rates such as the "Prime Rate" and remain substantially unchanged at year end. As a

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

result, the Company estimates that the book value of its debt approximates fair value.

(n) Net Loss Per Share

         Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options, shares issuable upon conversion of convertible preferred stock and common stock issuable upon the exercise of common stock warrants. The following table sets forth the computation of basic and diluted net loss per share for the periods presented:


                                          Year Ended December 31,
                                   --------------------------------
                                   2003        2002            2001

Numerator:

Net loss applicable
    to common stockholders    $ (686,373)    $ (773,434)   $ (5,947,000)

Denominator:

Weighted average common
    stock                        287,584        158,996         112,250

Net loss per share:

Basic and diluted             $    (2.39)    $    (4.86)   $     (52.98)



         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented:


                                                December 31,
                               --------------------------------------------
                               2003               2002                 2001


Common stock options           96,000             80,000                  0

Common stock warrants          60,000                  0                  0


         In December 2003, the Company issued 25,000 shares to Progressive to help it meet certain capital requirements. These shares are issued and outstanding, and are reflected as treasury stock in the balance sheet. They do not affect earnings per share.

(o) Advertising Costs

         The Company expenses advertising costs as they are incurred (aired or printed). For the year ended December 31, 2003, the Company expensed $52,861 of advertising costs. There were no advertising costs incurred during the eleven month period ended December 31, 2002 and twelve month period ended January 31, 2002.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

(p) Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to our consolidated financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. On November 7, 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3") deferring the effective date of SFAS 150 for certain mandatorily redeemable non-controlling interests. The adoption of the SFAS 150 did not have a material effect on the Company's financial condition or results of operations.

2. Significant Business Acquisitions

         On January 14, 2003, Sutter completed the acquisition of all of the outstanding capital stock of Easton Mortgage Corporation ("Easton") pursuant to a stock purchase agreement by and among Sutter, Easton Mortgage Corporation ( "Easton"), RCH LLC ("RCH"), Timothy A. Birch, Stone Williams, L.L.C., Craig R. Bush, Lawrence Anspach, and Diana Mead. This acquisition, which was effective as of January 1, 2003, provides Sutter its first operating business with which Sutter intends facilitate future growth. Operations of Easton from January 1, 2003 are included in the consolidated financial statements for 2003. The purchase price consisted of $1,000,000 in cash, secured promissory notes issued by Sutter in the aggregate original principal amount of $2,750,000 and warrants to acquire up to 60,000 shares of Sutter's common stock at an exercise price of $11.00 per share. None of the other parties to the stock purchase agreement is an affiliate of Sutter, or one of its executive officers, directors or principal shareholders.

         A summary of the assets acquired and the consideration paid is as follows:

Tangible assets acquired                                  $157,514
Goodwill                                                 3,545,119
                                                    ---------------
Total assets                                             3,702,633
Liabilities assumed                                      (120,356)
                                                    ---------------
Net assets acquired                                     $3,582,277
                                                    ===============

Cash consideration                                      $1,049,789
Debt issued                                              2,350,000
Fair value of warrants issued                              182,488
                                                    ---------------
Total consideration                                     $3,582,277
                                                    ===============

         The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the acquisition been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

ended on the date hereof or for any other future date or period. Had we acquired Easton at the beginning of the prior period; for the eleven months ended, December 31, 2002 our results of operations would have been as follows:

                                                       For the eleven
                                                        months ended
                                                        December 31,
                                                            2002
                                                        -------------
Total revenues                                             $2,356,388
Net income                                                    128,238
Net income per basic and diluted common share              $     0.81


         The amount of consideration paid in connection with the acquisition was determined by extensive "arms-length" negotiation among the parties. Sutter funded the acquisition of the assets in cash from our working capital plus proceeds from borrowings as described in Note 8. There was no material relationship between Easton and Sutter or any of our affiliates, any of our directors or officers, or any associate of any such director or officer.

         Sutter recorded no amortization expense related to intangible assets acquired since no intangible assets separate from goodwill were identified in the Easton acquisition. Goodwill from the acquisition of Easton is not amortizable for tax purposes.

         On December 11, 2003, Sutter completed the acquisition of all of the outstanding membership interests of Progressive Lending, LLC ("Progressive") pursuant to a stock purchase agreement by and among Sutter and William S. (`Steve") Howard, Jr. Operations of Progressive from December 11, 2003 are included in the consolidated financial statements for 2003. This acquisition significantly increases Sutter's mortgage banking operations and is expected to contribute to its growth and geographic presence. The purchase price amounted to $1.5 million, consisting of $500,000 cash, a promissory note for $500,000, and 49,500 shares of Sutter common stock. The purchase price is subject to reduction if Progressive does not earn at least $500,000 in each of the two years following closing. Progressive's senior management has agreed to stay with the company and intends to grow its operations significantly.

         A summary of the assets acquired and the consideration paid is as follows:

Tangible assets acquired                                  $326,882
Identifiable intangible assets acquired                    320,000
Goodwill                                                   938,627
                                                    ---------------
Total assets                                             1,585,509
Liabilities assumed                                       (37,964)
                                                    ---------------
Net assets acquired                                     $1,547,545
                                                    ===============

Cash consideration                                        $547,545
Debt issued                                                500,000
Fair value of stock provided                               500,000
                                                    ---------------
Total consideration                                     $1,547,545
                                                    ===============

         The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the acquisition been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

ended on the date hereof or for any other future date or period. Had we acquired Progressive at the beginning of the prior period, our results of operations would have been as follows:

                                           For the year      For the eleven
                                              ended           months ended
                                           December 31,       December 31,
                                               2003               2002
                                               ----               ----

Total revenues                             $4,116,018          $1,290,980
Net income (loss)                             279,426            (500,571)
Net income (loss) per
    basic and diluted common share         $     0.97            $  (3.15)


         The amount of consideration paid in connection with the acquisition was determined by extensive "arms-length" negotiation among the parties. Sutter funded the acquisition of the assets in cash from our working capital plus proceeds from borrowings as described in Note 7. There was no material relationship between Progressive and Sutter or any of our affiliates, any of our directors or officers, or any associate of any such director or officer.

         Sutter amortizes the intangible assets, separate from goodwill, acquired in the Progressive acquisition to expense over periods ranging from two to five years, which are the estimated useful lives of such assets. We recorded approximately $4,409 of amortization expense in fiscal 2003. Goodwill from the acquisition of Progressive is amortizable for tax purposes.


3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from mortgage origination activities. Receivables are comprised of the following at December 31, 2003 and 2002:

                                      December 31,
                              -------------------------------
                                    2003            2002
                                    ----            ----

Trade receivables                  $37,212       $  8,528

Note receivable, net                     -        100,000
                              -------------------------------
                      Total        $37,212       $108,528
                              ===============================


         The note receivable is a $175,000 judgment receivable from Grupo Bufete, secured by an investment interest. In 2002, the Company recorded a $75,000 provision for uncollectibles which resulted in a $100,000 net carrying value for the note receivable. In 2003, the Company wrote-off the remaining $100,000 net carrying value of the note receivable and recorded a $100,000 bad debt expense for the year.

4. Investments

         Investments are comprised of the following at December 31, 2003 and 2002:

                                                December 31,
                                       -------------------------------
                                           2003             2002
                                           ----             ----

Niman Ranch Inc.                         $753,010          $503,010
Tesoro Gold Co.                           200,000           400,510
HFD Investors, LLC                              0           260,347
Other investments                          32,043            60,678
                                       -------------------------------
                                Total    $985,053        $1,224,545
                                       ===============================

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

                                                       Gross            Gross
                                                     Unrealized      Unrealized       Reported
                                        Cost           Gains           Losses           Value
                                   --------------- --------------- ---------------- ---------------
December 31, 2003
Non-marketable securities
   held for investment              $1,481,512            $0           $496,459        $985,053

December 31, 2002
Securities available for sale       $   94,500            $0           $ 62,500         $32,000
Non-marketable securities
   held for investment              $1,192,545            $0           $      0      $1,192,545


5. Property and Equipment

         Property and equipment consist of the following at December 31, 2003 and 2002:

                                                 December 31,
                                              2003            2002
                                              ----            ----


Furniture, equipment &
    leasehold improvements                  $274,981         $1,994
Accumulated depreciation                     (16,275)          (748)
                                        ------------------------------
Furniture, equipment &
    leasehold improvements, net
                                            $258,706         $1,246
                                        ==============================


6. Commitments and Contingencies

         Sutter rents office space from Sutter Capital Management (a related party) under an operating lease. Sutter's subsidiaries, Easton and Progressive, rent office space from independent third party lessors under operating leases in three separate locations: San Francisco, CA, Scottsdale, AZ, and Spokane, WA. Rent expense was $115,954 and $17,256 for 2003 and 2002, respectively. Minimum future lease payments under all existing leases consist of the following at December 31, 2003:

                                         Future
                                         Lease
Year ending December 31,                Payments
                                     ---------------

2004                                       $229,926
2005                                        116,024
2006                                         70,891
2007                                              -
2008                                              -
thereafter                                        -
                                     ---------------
                              Total        $416,841
                                     ===============


         The data above does not reflect a reduction in future lease obligations which is the result of a new lease agreement entered into by the Company and its subsidiaries subsequent to the fiscal year end. The new lease is for approximately 6,000 square feet of office space in downtown San Francisco and will allow Sutter to consolidate its headquarters office and the office of its

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

Easton subsidiary into one central office. This new location also allows space for Sutter's Progressive subsidiary to have a retail office presence in northern California. The new lease agreement is for seven years, commences on May 1, 2004 and is expected to meaningfully reduce total office rental costs for the foreseeable future. Sutter's new office address will be: 220 Montgomery Street, Suite 2100, San Francisco, CA 94104.

         The Company currently is a party to two legal claims relating to some of the Company's former businesses under prior management. While current management believes that the ultimate outcome of these claims will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties and unfavorable rulings, however unlikely, could occur. Depending on the amount and timing, an unfavorable outcome of one or both of these matters could have a material adverse effect on the Company's business, cash flows, results of operations or financial position. An accurate estimate of potential loss from pending claims cannot be made at this time.

         Easton has a primary warehouse line of credit in the amount of $8 million, from Flagstar Bank, FSB ("Flagstar"), that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. Easton also has a secondary warehouse line of credit in the amount of $250,000, from Flagstar, that it uses to fund and warehouse second mortgages under substantially similar terms and circumstances as exist with the primary line of credit. There are minimum capital and tangible net worth requirements imposed by Flagstar which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

         Progressive has a primary warehouse line of credit in the amount of $5 million, from Flagstar, that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. Progressive has an additional primary warehouse line of credit in the amount of $1 million, from Provident Funding Services ("Provident"), that it uses as an alternative to its Flagstar warehouse line for certain products. There are minimum capital and tangible net worth requirements imposed separately by each of Flagstar and Provident, which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

         The above facilities are made available to Easton/Progressive on an annual basis. The interest rate charged on borrowings under the above warehouse lines of credit is the prime rate. For the year ended December 31, 2003, the weighted-average interest rate for borrowings under all of the above warehouse lines of credit was approximately 4.125%.

         Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which are subsequently unable to be sold through its contractual investor channels. Historically, the Company has not had to repurchase any loans sold. If repurchases are required, the loans will then be repackaged and sold to non-traditional investors.

         Net Worth Requirements - The Company's subsidiaries, Easton and Progressive, are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, Freddie Mac, HUD and other investors. At December 31, 2003, the highest minimum net worth requirement applicable to the Company was $250,000. As discussed earlier, the Company issued shares to its subsidiaries to help them meet their net worth requirements. As of December 31 ,2003, the Company's subsidiaries met their respective net worth requirements.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

7. Debt to Unrelated and Related Parties

         Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of December 31, 2003 and 2002:

                                                         December 31,
                                                -------------------------------
                                                        2003            2002
                                                        ----            ----
Debt to unrelated parties:
8.00% note due 2006, net of
    unamortized discount of
    $78,211 at 2003 and $98,542
    at 2002                                            $521,789       $501,458
4.00% notes due 2007                                     66,762              0
                                                ---------------- --------------
                                         Total         $588,551       $501,458
                                                ================ ==============
Debt to related parties:
10.00% note repaid in 2003                                   $0       $408,376
8.00% note due 2005                                   1,666,000              0
6.00% note due 2007                                     500,000              0
4.00% notes due 2007                                  1,787,735              0
                                                ---------------- --------------
                                         Total       $3,953,735       $408,376
                                                ================ ==============

         The 8.00% note due 2006 in the principal amount of $600,000 is convertible, at the holder's option, into shares of Sutter common stock at $15.00 per share or the prevailing market price of the common stock at the time of conversion. Included in the convertible debt item is $78,211 of unamortized discount which will be amortized using the effective interest method over the life of the loan. The total beneficial interest conversion feature is approximately $107,500 and is being amortized to interest expense over the life of the loan.

         Total interest on debt to related parties was $125,777 and $28,232 in 2003 and 2002, respectively.

         Maturities of the above debt at December 31, 2003 are as follows:

                                       Related      Non-Related
                                        Party          Party
Year ending December 31,              Principal      Principal
                                    -------------- --------------

2004                                     $534,541        $15,704
2005                                    2,224,706         16,344
2006                                      584,002        617,010
2007                                      610,486         17,704
2008                                            0              0
thereafter                                      0              0
                                    -------------- --------------
                                       $3,953,735       $666,762
                                    ============== ==============

         On October 1, 2003, the Company borrowed $1 million from Knight Fuller, Inc. ("KFI"), an entity controlled by officers of the Company, and executed an unsecured promissory note in that principal amount in favor of KFI. The principal amount of the note bears interest at 8% per annum with and matures on May 31, 2005. On November 6, the Company borrowed an additional $666,000 from KFI on the same terms. Proceeds from these borrowings were used to refinance $1 million of debt that was bearing interest at 10% per annum, as partial consideration for the acquisition of Progressive Lending, LLC and for working capital purposes.

         The 4.00% and 6.00% notes issued by subsidiaries and not guaranteed by Sutter were issued in connection with the acquisitions of Easton and Progressive, respectively. All of these notes are fully amortizing. Interest on these notes is payable monthly with the principal balances due December 31, 2007.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

8. Goodwill and Other Intangible Assets of Acquired Businesses

         Sutter accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Goodwill of acquired businesses consisted of the following in 2003 and 2002:

                                       2003             2002
                                       ----             ----

Balance at beginning of year                   $0              $0
Acquisitions of businesses              4,483,746               0
                                  ---------------- ---------------
Balance at end of year                 $4,483,746              $0
                                  ================ ===============

9. Income Taxes

         The Company files consolidated federal and combined state tax returns with its subsidiaries. A rate reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                        2003          2002         2001
                                        ----          ----         ----

Tax at statutory rate                    34.0%         34.0%        34.0%
State Income Taxes, net of
    federal benefit                       5.8%          5.8%         5.8%
Meals and Entertainment                  -0.5%         -0.1%         0.0%
Change in Valuation Allowance           -39.3%        -35.7%       -35.8%
Other                                    -0.1%         -4.1%        -4.0%
                                  ------------- ------------- ------------
Tax provision recorded                   -0.1%         -0.1%         0.0%
                                  ============= ============= ============

         As of December 31, 2003, the Company had federal and state net operating loss carry forwards of approximately $711,000 and $708,000, respectively. The net operating loss carry forwards will expire at various dates through 2017, if not utilized.

         Due to the change of control which occurred on March 28, 2002, when present management took over, utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

         Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                      December 31,
                                            ----------------------------------
                                                 2003               2002
                                            ---------------    ---------------
Deferred tax assets:
  Net operating loss carry forwards            $283,000           $278,000
  Capital loss carryforwards                    128,000            128,000
  Impairment reserve for investments
     and note receivable                        239,000                  0
  Depreciation and amortization                  10,000                  0
  Accrued compensation                           25,000                  0
  Other, net                                      1,000                  0
                                            ---------------    ---------------
                 Total deferred tax assets      686,000            406,000
Valuation allowance                            (686,000)          (406,000)
                                            ---------------    ---------------
Net deferred tax assets                              $0                 $0
                                            ===============    ===============

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

         As of December 31, 2003 and 2002, the Company had deferred tax assets of approximately $686,000 and $406,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $280,000, and $276,000 and $2,130,000 during the year ended December 31, 2003, eleven months ended December 31, 2002 and year ended January 31, 2002, respectively.

10. Common Stock

         Changes in issued and outstanding Sutter common stock during the three years ended December 31, 2003, December 31, 2002 and January 31, 2002 are shown in the table below.

                                             Common Stock, $0.0001 Par Value
                                               (1,875,000 shares authorized)
                                               Shares issued and outstanding

Balance at January 31, 2002                                2,250,000
                                                         ------------
Reverse split 1:20                                           112,500
Issuances during the year                                    131,536
                                                         ------------
Balance at December 31, 2002                                 244,036
Issuances during the year                                    185,402
Repurchases during the year                                  (77,496)
                                                         ------------
Balance at December 31, 2003                                 351,942
                                                         ============


11. Stock Options

         As of December 31, 2003, the Company does not have a formal stock option plan. Certain members of current management have received non-qualified stock options during the past two years. Stock options activity for 2003 and 2002 is presented in the following table.

                                                            2003                              2002
                                                -----------------------------     -----------------------------

                                                                  Weighted                          Weighted
                                                                   Average                          Average
                                                   Number of      Exercise          Number of       Exercise
                                                    Shares          Price             Shares         Price
                                                ---------------- ------------     --------------- -------------
Options outstanding at beginning of year                 80,000       $11.00                   -             -
Options granted                                          96,000       $11.68              80,000        $11.00
Options exercised                                             -            -                   -             -
Options expired or cancelled                                  -            -                   -             -
                                                ---------------- ------------     --------------- -------------
Options outstanding at end of year                      176,000       $11.37              80,000        $11.00
                                                ================ ============     =============== =============


Options exercisable at end of year                       26,666       $11.00                   -             -
Options available for future grant                      199,000            -             295,000             -

         The weighted average fair value of options granted during 2003 and 2002 is $5.02 and $4.98 per option share, respectively.

         The status of outstanding options as of December 31, 2003 is presented in the following table.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

         Four thousand options held by certain former employees of the Company, that were incorrectly disclosed as obligations of the Company in its report on Form 10-K for 2002, were never obligations of the Company and, therefore, they have been removed entirely from the preceding information in this footnote. They are currently and always have been obligations of an unaffiliated third party.

12. Warrants

         In March 2000, Sutter (f/k/a Shochet Holdings), under prior management, issued warrants to an outside management company assisting with the Company's initial public offering of common stock. These warrants gave the management company the right to purchase up to 25,000 shares of common stock at an exercise price of $11.07 per share. As a result of the 1:20 reverse stock split, the warrants now give the management company the right to purchase up to 1,250 shares at an exercise price of $221.40 per share. The warrants expire in March 2005. The estimated fair value of these warrants at the time of issuance was computed at $103,030 using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 6.5%, expected dividend yield of zero percent (0%), term equal to five years, expected volatility of 50%, and a common stock market value of $9.00. The fair value of the warrants was reflected as compensation expense in the Consolidated Statement of Operations for 2002 fiscal year.

         In January 2003, the Company issued 60,000 warrants to purchase common stock to certain former owners of Easton, one of the Company's mortgage subsidiaries, in conjunction with the acquisition of Easton. These warrants have an exercise price of $11.00 per share and expire in January 2008. The estimated fair value of these warrants at the time of issuance was computed at $182,488 using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 2.8%, expected dividend yield of zero percent (0%), term equal to five years, expected volatility of 25%, and a common stock market value of $11.00.

13. Employee Benefits

         In 2004, the Company began offering a 401(k) plan managed by Salomon-Smith Barney, a division of Citigroup. The plan covers all of Sutter's and its subsidiaries' employees meeting certain minimum eligibility requirements. Sutter makes matching contributions annually to the plan and matches the first two percent (2%) contributed by each employee. Company contributions to the plan vest in equal percentages over a period of three years.

14. Certain Relationships and Related Party Transactions

         On January 9, 2003, Mr. Robert E. Dixon, Co-Chief Executive Officer and President, and Mr. William G. Knuff, III, Co-Chief Executive Officer and Chief Financial Officer, each loaned $100,000 to the Company to provide it with sufficient cash to close the acquisition of Easton Mortgage Corporation. The promissory notes bore interest at 8%. Mr. Dixon and Mr. Knuff each received 2,000 shares of stock in connection with the loans. The loan from Mr. Dixon was repaid in October, 2003, and the loan from Mr. Knuff was converted into 9,901 shares of common stock of the Company at December 31, 2003.

         On January 13, 2003, Sutter Opportunity Fund 2, LLC loaned $175,000 to the Company. The principal amount of this loan was added to the outstanding principal amount of the previous loan made by Sutter Opportunity Fund 2, LLC in the amount of $408,376 on the same terms and conditions. The note was repaid in its entirety in October, 2003.

         On January 14, 2003, simultaneous with the closing of the acquisition of Easton, Mr. Dixon and Mr. Knuff each personally guaranteed two warehouse lines of credit on behalf of Easton, in the aggregate amount of $8,250,000. Neither Mr. Dixon nor Mr. Knuff received any compensation for these guarantees.

         On October 1, 2003, Knight Fuller, Inc. ("KFI"), an entity controlled by Mr. Dixon and Mr. Knuff, loaned $1 million in the form of an unsecured promissory note (the "Note") to the Company. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. Proceeds from these borrowings were used to refinance $1,000,000 of debt that

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

was bearing interest at 10% per annum, and the balance of the borrowed principal was used for the acquisition of Progressive.

         On December 31, 2003 Mr. Dixon and Mr. Knuff each invested $25,000 into the Company by purchasing 2,475 shares of newly issued common stock from the Company.

         On February 4, 2004, KFI entered into a revolving loan and security agreement with Progressive. Under the agreement, KFI will provide up to $100,000 of revolving credit to Progressive. Progressive will pay a $40 fee per draw, and 10% annual interest on any outstanding balance.

         On February 29, 2004, Progressive Lending, LLC ("Progressive"), a mortgage bank wholly owned by the Company entered into a joint venture agreement (the "Joint Venture") with KFI. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

         On March 5, 2004, KFI modified the Promissory Note due from SHC to increase the face value of the Note to $1,757,106.67 and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

         On March 29, 2003, the Company sold its interest in Niman Ranch to SOF-2 for $1,218,750. Payment consisted of $191,049 in cash, the assumption of $300,000 in debt, and the assignment to the Company of 126,118 shares of KFI.

         The Company leases approximately 1,000 square feet of office space under a sub-lease from Sutter Capital Management, LLC, an entity owned 100% by Robert E. Dixon, our co-Chief Executive Officer. The rent is $2,600 per month and the lease expires May 31, 2005. The lease is on the same terms and conditions as are paid by other unaffiliated sub-tenants of the space which is under a master lease by Sutter Capital Management. The other leases were entered into through arms-length negotiations.

15. Other Commitments and Contingencies

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that management has determined are within the scope of FIN 45.

         The Company has agreed to indemnify each of our executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2003 and 2002, respectively.

         The Company enters into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003 and 2002, respectively.

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 (continued)

16. Quarterly Data

         A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited.

                         First          Second        Third          Fourth
                         Quarter        Quarter       Quarter        Quarter
                         -------        -------       -------        -------
2003
----
Total revenues           $696,655       $478,840      $466,494        $202,921
Net income (loss)        $271,092        $24,369       $26,687     ($1,008,521)
Net income (loss)
  per share --
  basic and diluted         $1.09          $0.10         $0.10          ($3.68)

2002
----
Total revenues               $275         $3,839       $11,035       ($206,694)
Net loss                  ($5,496)      ($45,338)     ($66,348)      ($656,252)
Net loss
  per share --
  basic and diluted        ($0.05)        ($0.41)       ($0.48)         ($3.92)

17. Subsequent Events

         On January 5, 2004, the Company announced that, as of December 31, 2003, a portion of the total Easton acquisition consideration, the principal amount of the seller-financed notes, was reduced by an aggregate amount of $400,000. The aggregate outstanding principal balance of $2,254,497 prior to the restatement of the notes was reduced to an aggregate of $1,854,497 after the restatement. In conjunction with this note reduction, as of December 10, 2003, Craig Bush submitted his resignation from Sutter's board of directors.

         On February 4, 2004, Sutter's Progressive subsidiary entered into a revolving loan and security agreement with Knight Fuller, Inc. ("KFI"). Under the agreement, KFI will provide up to $100,000 of revolving credit to Progressive. Progressive will pay a $40 fee per draw, and 10% annual interest on any outstanding balance.

         On February 29, 2004, Progressive Lending, LLC ("Progressive"), a mortgage bank wholly owned by the Company entered into a joint venture agreement (the "Joint Venture") with KFI. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

         On March 5, 2004, KFI modified the Promissory Note due from SHC to increase the face value of the Note to $1,757,107 and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

         On March 26, 2004, with an effective date of March 1, 2004, the Company entered into an amended stock purchase agreement by and between the Company and the former owners of Easton. This amendment provides, among other things, the Company with the option to make interest-only payments under the promissory notes to the former owners of Easton for the balance of the 2004 fiscal year in exchange for additional recourse to the Company under the promissory notes.

         On March 29, 2004, the Company sold its interest in Niman Ranch to SOF-2 for $1,218,750. Payment consisted of $191,049 in cash, the assumption of $300,000 in debt, and the assignment to the Company of 126,118 shares of KFI.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On November 18, 2003, the Registrant's Board of Directors accepted the resignation of Regalia & Associates ("R&A"), as its principal independent accountants. R&A had approached members of the Board of Directors shortly after R&A had completed performing its annual audit for fiscal 2002 and, at that time, had expressed its desire to cease providing auditing services to the Registrant because R&A claims it is unable to deliver the level of services required by the Sarbanes-Oxley Act of 2002. However, R&A had agreed to remain as Registrant's independent accountant through the satisfactory review of all of the Registrant's reports on Form 10-Q for the 2003 fiscal year. As a result of R&A's notification and decision, the Registrant's Board of Directors undertook a search for a new independent accountant.

            R&A's report on the Registrant's financial statements for the eleven month period ended December 31, 2002 and the year ended January 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During Registrant's fiscal year ended December 31, 2002, and the subsequent interim periods through September 30, 2003, there were no disagreements with R&A on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of R&A would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K during such period.

            Effective as of November 18, 2003, the Registrant's Board of Directors approved and engaged the firm of BDO Seidman, LLP ("BDO"), San Francisco, California, as independent accountants for its fiscal year ending December 31, 2003 and beyond.

Item 9 A. Controls and Procedures

         At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and timely in alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         As of March 29, 2004, the Company's directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:

Name                   Age           Position with Registrant           Since
----                   ---           ------------------------           -----

Robert E. Dixon          33   Co-Chairman of the Board and Co-Chief      2002
                              Executive Officer
William G. Knuff, III    36   Co-Chairman of the Board, Co-Chief         2002
                              Executive Officer and Chief Financial
                              Officer
R. Michael Collins       38   President and Director                     2004
Peter F. Seidenberg      32   Director, Audit Committee Chairman         2004
Karen M. La Monte        48   Secretary                                  2002


         Each director serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board of Directors. Each executive officer serves in accordance with his employment agreement, which in the case of each of Messrs. Dixon and Knuff is for a period of five years from the commencement of their employment agreements. (See Item 11. Executive Compensation)

         ROBERT E. DIXON was elected to serve as a director effective as of March 28, 2002. He also currently serves as co-chief executive officer and president. Since June 1998, Mr. Dixon has served as the managing member of the investment firm of Sutter Capital Management, LLC ("Sutter"). Sutter is the manager of Sutter Opportunity Fund 2, LLC. Mr. Dixon holds an MBA from Cornell University and a BA from the University of California at Los Angeles. Mr. Dixon is also a Chartered Financial Analyst.

         WILLIAM G. KNUFF, III was elected to serve as a director effective as of March 28, 2002. He also currently serves as co-chief executive officer and chief financial officer. Since August 2001, Mr. Knuff has served as a principal of Sutter Capital Management, LLC. From August 1998 until joining Sutter, he worked as a senior associate in investment banking and mergers and acquisitions ("M&A") at Robertson Stephens, Inc. where he advised companies on acquisitions in the biotechnology, telecommunications and financial services industries. Mr. Knuff holds an MBA from Cornell University and a BA from the University of Texas at Austin.

         R. MICHAEL COLLINS joined the Company on March 22, 2004 as president. Mr. Collins will oversee all new business development, including mergers, acquisitions and capital markets efforts. In addition, it is anticipated that he will be approved as a director of the Company at the next meeting of the Board of Directors. Prior to joining Sutter, Michael spent the last 10 years advising companies and private equity investors on mergers, acquisitions ("M&A") and related transactions. Most recently, he was a director at SG Cowen Securities Corporation, where he served as the head of Consumer M&A. Before SG Cowen, Michael was an M&A specialist at Robertson Stephens and practiced law for several years at the firm of Kirkland & Ellis, where he represented leading private equity funds in all aspects of their business. Mr. Collins holds a JD from the Columbia University School of Law and a BA from Stanford University.

         PETER F. SEIDENBERG was elected to serve as a director and as Audit Committee Chairman effective as of January 9, 2004. Since 1998, he has served as director of finance and corporate controller for a publicly held enterprise software company which he has helped grow from $2 million to over $80 million in revenue. Mr. Seidenberg holds a BS in Applied Economics and an MBA from Cornell University.

         KAREN M. LA MONTE has served as secretary of the Company since March 28, 2002. Ms. La Monte also serves in various administrative capacities for Sutter Capital Management, LLC and has done so since June 1998.

Audit Committee Financial Expert

         The Company does not have an independent audit committee and the full Board of Directors therefore serves as the Audit Committee for all purposes relating to communications with the Company's auditors and responsibility for oversight of the Company's audit and disclosure process. Peter Seidenberg is the Company's audit committee financial expert serving on the Company's audit committee. Mr. Seidenberg is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

         A Code of Ethics was adopted by the Board of Directors at a special meeting held on March 26, 2004. Please see Exhibit 14 in the Exhibits section of this report for a complete description.


Item 11. Executive Compensation
         The following table sets forth the aggregate compensation paid to the Company's current and former executive officers for services rendered during the past three years:

                           Summary Compensation Table
--------------------------------------------------------------------------------
                                                   Annual          Long Term
                                                Compensation     Compensation
                                                ------------     ------------
                                                                  Securities
                                                                  Underlying
                                                   Salary           Options
Name  Principal Position(s)          Year            ($)              (#)
--------------------------------------------------------------------------------

Robert E. Dixon

      Co-Chief Executive
      Officer & President            2003           $71,552         40,000
                                     2002            $8,753         40,000

William G. Knuff, III

      Co-Chief Executive
      Officer & Chief
      Financial Officer              2003           $71,552         40,000
                                     2002            $8,753         40,000

Roger N. Gladstone

      Former Chairman &
      Chief Executive Officer        2002 (1)      $120,000              -
                                     2001          $120,000              -

David F. Greenberg

      Former President &
      Chief Operating Officer        2002 (1)      $150,000              -
                                     2001          $150,000              -

(1) For the period February 1, 2002 thru March 28, 2002. In each case the person resigned his positions as a result of and as a condition to the change of control that occurred on March 28, 2002.

Options

         Option grants in the last fiscal year to Named Executive Officers are as follows:

                                          Option Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------
                               Number of
                              Securities           Percent of          Exercise
                              Underlying         Total Options          Price                            Grant Date
                                Options            Granted to         Per Share        Expiration         Value(1)
Name                            Granted            Employees             ($)              Date               ($)
----------------------------------------------------------------------------------------------------------------------

Robert E. Dixon                 40,000               41.67%             $12.00          8/1/2013             $223,600
William G. Knuff, III           40,000               41.67%             $12.00          8/1/2013             $223,600

(1) Calculated using the Black-Scholes options pricing model. An approximation of the three-year historical average of the S&P Volatility Index ("VIX") was assumed as a proxy for expected volatility. The rate, as of the grant date, on the 10-year US Treasury bond was assumed for the discount rate. The stock price on the date of grant was $12.00. As of March 28, 2004, none of the above options have vested.


         The following table sets forth aggregate option exercises in 2003, the number of securities underlying unexercised outstanding options held as of December 31, 2003, and the dollar value of unexercised, in-the-money options for the Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers during 2003.

            Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
----------------------------------------------------------------------------------------------------------
                                Number of Securities Underlying                Value of Unexercised
                                     Unexercised Options at                   In-the-Money Options at
                                      Fiscal Year-End 2003                    Fiscal Year-End 2003(1)
                              ------------------------------------    ------------------------------------
                               Exercisable        Unexercisable        Exercisable        Unexercisable
Name                               (#)                 (#)                 ($)                 ($)
----------------------------------------------------------------------------------------------------------
Robert E. Dixon                     0                80,000               $0.00               $0.00
William G. Knuff, III               0                80,000               $0.00               $0.00

(1) The value of unexercised in-the-money options is calculated by multiplying the number of securities underlying such options by the difference between
     (i) the closing price of the common stock on the OTC Bulletin Board on the last trading day of the 2003 fiscal year ($9.00) and (ii) the option exercise price.

Compensation of Directors

         Directors who are also officers of the Company do not receive any compensation for their services provided as directors or otherwise in their capacities as directors. Non-officer or independent directors receive $10,000 per year in cash compensation and a certain number of options issued at the discretion of the Board of Directors.

Employment Agreements

         On August 1, 2002, the Company entered into employment agreements with Messrs. Dixon and Knuff pursuant to which each executive is entitled to an annual base salary of $500,000 or 1.0% annually of the Company's GAAP reported gross asset value, whichever is less. The compensation is calculated quarterly, payable monthly and is based on the Company's ending GAAP-reported gross asset value for the previous quarter. The initial term of the agreements is two years. The salaries posted above in the Summary Compensation Table for Messrs. Dixon and Knuff reflect the implementation of these agreements. On February 12, 2003, the Company and each of Messrs. Dixon and Knuff amended the original employment agreements to pay an annual base salary of $500,000, not to exceed the lesser of
(i) 1.0% annually of the Company's GAAP reported gross asset value, or (ii) 5.0% annually of the Company's GAAP reported total shareholders' equity. On February 20, 2004, the Company and each of Messrs. Dixon and Knuff further amended the original employment agreements (now titled the "Second Amended Employment Agreements") to provide for certain change of control provisions and termination rights. The change in control provision provides certain benefits to the employees such as granting of additional options, immediate vesting of options and, potentially, additional compensation.
(See Exhibit Index)

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The Company currently does not have a compensation committee. Messrs. Dixon, Knuff and Seidenberg participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Sutter's Board of Directors and current management generally believe that executive compensation should be tied to the long term performance of the Company. Evidence of this belief can be seen in the total amount of compensation awarded to the Company's senior executive officers, and in the fact that the majority of Sutter's employees at Easton and Progressive received greater compensation than each of Sutter's senior executive officers over the past two years.

Performance Graph

Comparison of Cumulative Total Return Since Inception


The following table reflects the value of $100 invested on March 15, 2000:


                   3/15/2000   12/31/2000   12/31/2001   12/31/2002   12/31/2003
                   ---------   ----------   ----------   ----------   ----------

SRHI                    100           17            2            6            5

Russell 2000            100           87           90           71          105

S&P Small Cap
  Financial Index       100          166          172          173          231

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of March 29, 2004, with respect to the number of shares of common stock beneficially owned by
(i) each director of the Company, (ii) all directors and officers of the Company as a group and (iii) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities (the "Principal Stockholders"). This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the "SEC") by the Company's directors, officers and Principal Stockholders. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock, based upon information furnished by such owners, have sole investment and voting power with respect to such shares. Applicable percentages below are based upon 384,164 diluted shares outstanding as of March 29, 2004, assuming 26,666 vested option shares are exercised by the option holders.

                                  Security Ownership of Certain Beneficial Owners & Management
----------------------------------------------------------------------------------------------------------------------
                                                                                           Amount and
                                                                                            Nature of        Percent
                                                                                           Beneficial          of
Name and Address of Beneficial Owner(1)                                                     Ownership         Class
----------------------------------------------------------------------------------------------------------------------
Sutter Opportunity Fund 2, LLC(2), 150 Post Street, Suite 405, San Francisco, CA 94108      127,645         33.2%
William S. Howard, Jr.(3), 4150 N. Drinkwater, Suite 105, Scottsdale, AZ 85251               49,500         12.9%
William G. Knuff, III(4)                                                                     46,764         12.2%
Robert E. Dixon(4)                                                                           17,808          4.6%
R. Michael Collins                                                                            5,556          1.4%
Peter F. Seidenberg                                                                               0          0.0%
Karen La Monte                                                                                    0          0.0%
All Officers and Directors as a Group (4 persons)(5)                                        192,217         50.0%

------------------------------------------------------------------------------------------

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

     (2) Mr. Dixon is the primcipal owner and manager of Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund 2, LLC.

     (3)  Equity  issued  to  Mr.  Howard  in  connection   with  the  Company's
acquisition of Progressive Lending LLC.

     (4) Includes 13,333 options owned by each of Mr. Knuff and Mr. Dixon that are currently vested and exercisable within 90 days of the date of this report on Form 10-K.

     (5) Includes 127,645 shares owned by Sutter Opportunity Fund 2, LLC which is managed by Sutter Capital Management, LLC of which Mr. Dixon is the principal owner and manager, and therefore may be deemed to be a beneficial owner of these shares by virtue of his position. The directors and officers disclaim beneficial ownership of all such shares expressly identified in this footnote.


Item 13. Certain Relationships and Related Transactions

         On January 9, 2003, Mr. Dixon and Mr. Knuff each loaned $100,000 to the Company to provide it with sufficient cash to close the acquisition of Easton Mortgage Corporation. The promissory notes bore interest at 8%. Mr. Dixon and Mr. Knuff each received 2,000 shares of stock in connection with the loans. The loan from Mr. Dixon was repaid in October, 2003, and the loan from Mr. Knuff was converted into 9,901 shares of common stock of the Company at December 31, 2003.

         On January 13, 2003, Sutter Opportunity Fund 2, LLC loaned $175,000 to the Company. The principal amount of this loan was added to the outstanding principal amount of the previous loan made by Sutter Opportunity Fund 2, LLC in the amount of $408,376 on the same terms and conditions. The note was repaid in its entirety in October, 2003.

         On January 14, 2003, simultaneous with the closing of the acquisition of Easton Mortgage Corporation ("Easton"), Mr. Dixon and Mr. Knuff each personally guaranteed two warehouse lines of credit on behalf of Easton, in the aggregate amount of $8,250,000. Neither Mr. Dixon nor Mr. Knuff received any compensation for these guarantees.

         On October 1, 2003, Knight Fuller, Inc. ("KFI"), an entity controlled by Mr. Dixon and Mr. Knuff, loaned $1 million in the form of an unsecured promissory note (the "Note") to the Company. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. Proceeds from these borrowings were used to refinance $1,000,000 of debt that was bearing interest at 10% per annum, and the balance of the borrowed principal was used for the acquisition of Progressive.

         On December 31, 2003 Mr. Dixon and Mr. Knuff each invested $25,000 into the Company by purchasing 2,475 shares of newly issued common stock from the Company.

         On February 4, 2004, KFI entered into a revolving loan and security agreement with Progressive. Under the agreement, KFI will provide up to $100,000 of revolving credit to Progressive. Progressive will pay a $40 fee per draw, and 10% annual interest on any outstanding balance.

         On February 29, 2004, Progressive Lending, LLC ("Progressive"), a mortgage bank wholly owned by the Company entered into a joint venture agreement (the "Joint Venture") with KFI. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

         On March 5, 2004, KFI modified the Promissory Note due from SHC to increase the face value of the Note to $1,757,106.67 and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

         On March 29, 2003, the Company sold its interest in Niman Ranch to SOF-2 for $1,218,750. Payment consisted of $191,049 in cash, the assumption of $300,000 in debt, and the assignment to the Company of 126,118 shares of KFI.

         The Company leases approximately 1,000 square feet of office space under a sub-lease from Sutter Capital Management, LLC, an entity owned 100% by Robert E. Dixon, our co-Chief Executive Officer. The rent is $2,600 per month and the lease expires May 31, 2005. The lease is on the same terms and conditions as are paid by other unaffiliated sub-tenants of the space which is under a master lease by Sutter Capital Management. The other leases were entered into through arms-length negotiations.

Item 14. Principal Accountant Fees and Services

         Sutter accrues 100% of its budgeted expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses ccrued by Sutter for such fees and services in 2003 and 2002.

              Principal Accountant Fees and Services
-------------------------------------------------------------------
                                         2003            2002
Audit fees                             $80,000        $15,200
Audit-related fees                          $0             $0
Tax fees                               $20,000         $1,185
All other fees                              $0             $0

Total                                 $100,000        $16,385

         Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

         The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining the auditor's independence.

         All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.


                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

         The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II of this report:

                                                                    Page
Independent Auditors' Report                                         17
Consolidated Balance Sheets at
   December 31, 2003, and 2002                                       19
Consolidated Statements of Operations
   for the years ended 2003, 2002 and 2001                           20
Consolidated Statements of Cash Flows
   for the years ended 2003, 2002 and 2001                           21
Consolidated Statements of Changes in
   Shareholders' Equity for the years ended
   2003, 2002 and 2001                                               22
Notes to Consolidated Financial Statements                           23

    2. Financial Statement Schedules

         Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

    3. Exhibits
         See Exhibit Index on page 49.

    3(b). Reports on Form 8-K

         On October 2, 2003, the Company filed a report on Form 8-K announcing the acquisition of Progressive Lending, LLC.

         On November 20, 2003, the Company filed a report on Form 8-K disclosing the execution of an unsecured promissory note by and between Knight Fuller, Inc. and the Company.

         On November 21, 2003, the Company filed a report on Form 8-K disclosing a change in the Company's certifying accountant.

         On December 15, 2003, the Company filed an amended report on Form 8-K announcing the closing of the acquisition of Progressive Lending, LLC.

         On December 30, 2003, the Company filed an amended report on Form 8-K disclosing the mutual rescission of the Securities Exchange Agreement by and between Anza Capital, Inc., American Residential Funding, Inc., and the Company.

         On January 5, 2004, the Company filed a report on Form 8-K disclosing a purchase price adjustment in the form of a reduction in the outstanding principal balance of promissory notes relating to the acquisition of Easton Mortgage Corporation, and the resignation of Craig Bush as an independent director.

         On January 9, 2004, the Company filed a report on Form 8-K announcing the appointment of Peter F. Seidenberg as an independent director and audit committee chairman on the Company's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         SUTTER HOLDING COMPANY, INC.


Date: April 13, 2004             /s/ William G. Knuff, III
                                 ----------------------------------
                                     William G. Knuff, III
                                     Co-Chief Executive Officer and Chief
                                     Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert E. Dixon          Co-Chairman of the Board and       April 13, 2004
-------------------------    Co-Chief Executive Officer
    Robert E. Dixon

/s/ William G. Knuff, III    Co-Chairman of the Board,          April 13, 2004
-------------------------    Co-Chief Executive Officer and
    William G. Knuff, III    Chief Financial Officer

/s/ R. Michael Collins       President and Director             April 13, 2004
-------------------------
    R. Michael Collins

/s/ Peter F. Seidenberg      Director                           April 13, 2004
-------------------------
    Peter F. Seidenberg

                                 EXHIBIT INDEX


                                                                         PAGE
EXHIBIT                                                                 NUMBER
-------                                                                 ------

2.1 Stock Purchase Agreement dated December 31, 2002 by and between Sutter and Easton Mortgage Corporation. Incorporated by reference to Form
          8-K filed January 17, 2003.

2.2 Stock Purchase Agreement dated December 11, 2003 by and between Sutter and Progressive Lending, LLC. Incorporated by reference to Form 8-K filed December 15, 2003.

3(i) Articles of Incorporation. Incorporated by reference to Form SB-2 filed December 8, 1999.

3.1(i)    Corrected Amendment to Articles of Incorporation

3(ii)     By-laws. Incorporated by reference to Form SB-2 filed December 8,
          1999.

4.1 Loan and Security Agreement dated December 10, 2003 by and between Sutter and William S. (Steve) Howard, Jr. Incorporated by reference to Form 8-K filed December 15, 2003.

4.2 Amended Loan Agreement dated October 1, 2003 by and between Sutter and Knight Fuller, Inc.

4.3 Loan and Security Agreement dated September 2, 2002 by and between Sutter and Ira Gaines. Incorporated by reference to Form 10-KSB filed April 7, 2003.

10.1      Employment Agreement dated March 22, 2004 by and between Sutter and
          R. Michael Collins.

10.2 Second Amended Employment Agreement dated February 20, 2004 by and between Sutter and Robert E. Dixon.

10.3 Second Amended Employment Agreement dated February 20, 2004 by and between Sutter and William G. Knuff, III.

10.4 Amended and Restated Employee Stock Option Agreement dated December 18, 2002 by and between Sutter and Robert E. Dixon.Incorporated by reference to Form 10-KSB filed April 7, 2003.

10.5 Amended and Restated Employee Stock Option Agreement dated December 18, 2002 by and between Sutter and William G. Knuff, III. Incorporated by reference to Form 10-KSB filed April 7, 2003.

14        Code of Ethics

16 Letter regarding change in Certifying Accountant Incorporated by reference to Report on Form 8-K filed December 10, 2003.

21        Subsidiaries of the Registrant

31.1      Rule 13a-14(a)/15d-14(a) Certification

31.2      Rule 13a-14(a)/15d-14(a) Certification

32.1      Section 1350 Certification

32.2      Section 1350 Certification