Form 10-Q
period 2004-03-31
SUTTER HOLDING CO INC
filed 2004-05-14
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)
          /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 2004

                                       OR

          / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from _______ to _______

                        Commission file number 001-15733

                          SUTTER HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                  59-2651232
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


                        220 Montgomery Street, Suite 2100
                         San Francisco, California 94104
                     (Address of principal executive office)
                                   (Zip Code)


                                 (415) 788-1441
              (Registrant's telephone number, including area code)


          150 Post Street, Suite 405, San Francisco, California 94108
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  / /   NO  /X/

      Number of shares of common stock outstanding as of April 26, 2004: 395,450

                               TABLE OF CONTENTS

                          SUTTER HOLDING COMPANY, INC.
                                    FORM 10-Q

                                                                        Page No.
Part I  - Financial Information
        Item 1. Financial Statements
                   Condensed Consolidated Balance Sheets --
                     March 31, 2004 and December 31, 2003                      3
                   Consolidated Statements of Operations --
                     First Quarter 2004 and 2003                               4
                   Consolidated Statements of Cash Flows --
                     First Quarter 2004 and 2003                               5
                   Notes to Interim Consolidated Financial Statements          6
        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      9
        Item 3. Quantitative and Qualitative Disclosures About Market Risk    12
        Item 4. Controls and Procedures                                       13
Part II - Other Information
        Item 2. Changes in Securities and Use of Proceeds                     13
        Item 6. Exhibits and Report on Form 8-K                               13
        Signature                                                             13
        Exhibits
                   31. Certifications Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002
                   32. Certifications Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002

                         Part I - Financial Information

Item 1. Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(in US dollars)                                       As of                 As of
                                                 March 31, 2004      December 31, 2003
                                                ------------------   -------------------
ASSETS

        Cash and cash equivalents                       $ 351,872              $ 96,971
        Accounts receivable                                51,289                37,212
        Prepaid expenses                                   35,612                44,290
        Mortgages held for sale                         5,082,600             3,020,753
        Investments, at cost                              710,778               985,053
        Property and equipment, net                       278,840               258,706
        Other Assets                                      332,844               330,785
        Goodwill                                        4,486,134             4,483,746
                                                ------------------   -------------------
TOTAL ASSETS                                         $ 11,329,969           $ 9,257,516
                                                ==================   ===================
LIABILITIES & STOCKHOLDERS' EQUITY

        Accounts payable & accrued expenses             $ 336,204             $ 318,344
        Related party accounts payable                     89,126                     -
        Related party deferred gain                       248,817                     -
        Mortgage warehouse line of credit               5,025,123             2,986,485
        Interest payable                                   52,436                 8,885
        Debt to unrelated parties                       2,078,984               588,551
        Debt to related parties                         2,269,240             3,953,735

        Commitments and contingencies

     Stockholders' Equity
        Common Stock, $0.0001 par value                        36                    35
        Additional Paid-In Capital                      4,844,669             4,669,164
        Treasury Stock                                   (604,665)             (604,665)
        Accumulated deficit                            (3,010,001)           (2,663,018)
                                                ------------------   -------------------
     Total Stockholders' Equity                         1,230,039             1,401,516
                                                ------------------   -------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 11,329,969           $ 9,257,516
                                                ==================   ===================



       See accompanying Notes to Interim Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                    For the three              For the three
                                                     months ended               months ended
(in US dollars)                                       March 31,                  March 31,
                                                -----------------------    -----------------------
                                                         2004                       2003
                                                -----------------------    -----------------------
Revenues:
     Gains on sales of mortgages                             $ 450,267                  $ 312,082
     Mortgage commissions                                      202,141                    359,208
     Miscellaneous income                                            -                     53,332
     Interest & dividend income                                     32                      1,142
     Realized gains (losses), net                               59,921                        892
                                                -----------------------    -----------------------
Total revenues                                                 712,361                    726,656
                                                -----------------------    -----------------------

Expenses:
     General & administrative                                  643,718                    293,240
     Depreciation & amortization                                29,711                     12,385
     Interest expense                                          233,258                    102,073
     Professional fees and other expenses                      120,584                     47,865
     Provision for impairment                                   32,043                          -
     Miscellaneous expenses                                         30                          -
                                                -----------------------    -----------------------
Total expenses                                               1,059,344                    455,563
                                                -----------------------    -----------------------
Loss before income taxes                                      (346,983)                   271,093
     Provision for income taxes                                      -                          -
                                                -----------------------    -----------------------
Net income (loss)                                           $ (346,983)                 $ 271,093
                                                =======================    =======================

Net income (loss) per share -- basic and diluted               $ (0.98)                    $ 1.09


Weighted Average Shares Outstanding                            352,575                    247,786



       See accompanying Notes to Interim Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      For the three           For the three
                                                                       months ended            months ended
(in US dollars)                                                       March 31, 2004          March 31, 2003
                                                                  ---------------------   ---------------------
OPERATING ACTIVITIES
      Net income (loss)                                                     $ (346,983)              $ 271,093

      Realized losses on sales of investments, net                                   -                       -
      Provision for impairment of investments                                   32,043                       -
      Depreciation & amortization                                               29,711                  12,385
      Amortization of discount on debt                                         110,198                       -
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
          Accounts receivable                                                  (14,077)                (18,859)
          Prepaid expenses                                                       8,678                  11,997
          Mortgages held for sale                                           (2,061,847)              1,390,849
          Accounts payable & accrued expenses                                  106,986                  80,612
          Income taxes payable                                                       -                  (6,648)
          Interest payable                                                      54,658                  14,208
          Other assets                                                         (22,559)                      -
                                                                  ---------------------   ---------------------
Net cash provided by (used in) operating activities                         (2,103,192)              1,755,637
                                                                  ---------------------   ---------------------
INVESTING ACTIVITIES
      Capital expenditures                                                     (29,345)                      -
      Proceeds from sales of investments                                       191,049                       -
      Purchases of securities, subsidiaries & other investments                 (2,388)             (3,789,158)
      Purchases of other investments                                                 -                 (40,000)
                                                                  ---------------------   ---------------------
Net cash (used in) provided by investing activities                            159,316              (3,829,158)
                                                                  ---------------------   ---------------------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                    68,006                  40,000
      Proceeds from issuance of notes payable                                  120,000               3,125,000
      Increase (decrease) in mortgage warehouse line of credit               2,038,638              (1,411,276)
      Repayment of notes payable                                               (27,867)               (140,160)
      Purchases of stock for treasury                                                -                       -
                                                                  ---------------------   ---------------------
Net cash provided by financing activities                                    2,198,777               1,613,564
                                                                  ---------------------   ---------------------
Net change in cash and cash equivalents for the period                         254,901                (459,957)
Cash and cash equivalents, beginning of period                                  96,971                 625,491
                                                                  ---------------------   ---------------------
Cash and cash equivalents, end of period                                     $ 351,872               $ 165,534
                                                                  =====================   =====================



       See accompanying Notes to Interim Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1. General

         The accompanying unaudited Consolidated Financial Statements include the accounts of Sutter Holding Company, Inc. ("Sutter" or "Company") consolidated with the accounts of all subsidiaries and affiliates that Sutter controls as of the financial statement date. Reference is made to Sutter's recently issued annual report on Form 10-K filed with the SEC that included information necessary or useful to understanding Sutter's businesses and financial statement presentations. In particular, Sutter's significant accounting policies and practices were presented in Note 1 to the Consolidated Financial Statements included in that annual report, and there have been no changes during the quarter. Certain amounts in 2004 have been reclassified to conform to the current period presentation.

         Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP").

         Sutter's results, and that of its subsidiaries, for interim periods are not necessarily indicative of results to be expected for the year.

2. Significant Business Acquisitions

         Sutter made no business acquisitions during the first quarter of 2004. As has been previously disclosed in public Company reports on Form 10-K and Form 8-K, Sutter acquired Easton Mortgage Corporation ("Easton") at the beginning of the first quarter of 2003. The first quarter of 2004 includes the operations of Sutter's two subsidiaries, Easton and Progressive Lending, LLC, while the first quarter of 2003 includes only the operations of Sutter's Easton subsidiary.

3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from mortgage origination activities. Receivables were $51,289 and $37,212 at March 31, 2004 and December 31, 2003, respectively.

4. Investments

         Investments are comprised of the following at March 31, 2004 and December 31, 2003:

                                        March 31,          December 31,
                                           2004                2003
                                    ------------------- -------------------

Niman Ranch Inc.                                    $0            $753,010
Knight Fuller, Inc. ("KFI")                    510,778                   0
Tesoro Gold Co.                                200,000             200,000
Other investments                                    0              32,043
                                    ------------------- -------------------
                             Total            $710,778            $985,053
                                    =================== ===================

                                                                  Gross Unrealized    Gross Unrealized
                                                        Cost            Gains               Losses          Reported Value
                                                  -------------------------------------------------------------------------
March 31, 2004
Non-marketable securities held for investment        $1,207,237           $0               $496,459             $710,778

December 31, 2003
Non-marketable securities held for investment        $1,481,512           $0               $496,459             $985,053

         On March 29, 2003, the Company sold its interest in Niman Ranch with a cost of $753,010 to Sutter Opportunity Fund 2, LLC ("SOF2"), a related party, for $1,001,827 (the "Niman Ranch Transaction"). Consideration received by the Company consisted of $191,049 in cash, the assumption of $300,000 in the Company's debt, and the assignment by SOF2 to the Company of 126,118 common shares of KFI, another related party, valued at $510,778. The net gain of $248,817 has been deferred as this sale is to a related party that controls the Company. The Company's investment in KFI represents a 39% equity interest, and accordingly the Company accounts for this investment under the equity method.

5. Property and Equipment, Net

         Property and equipment consist of the following at March 31, 2004 and December 31, 2003:

                                         March 31,          December 31,
                                           2004                2003
                                    ------------------- -------------------

Furniture, equipment &
   leasehold improvements                    $304,327            $274,981
Accumulated depreciation                      (25,487)            (16,275)
                                    ------------------- -------------------
Furniture, equipment &
   leasehold improvements, net               $278,840            $258,706
                                    =================== ===================

6. Identifiable Intangible Assets, Net

         Identifiable intangible assets consist of the following at March 31, 2004 and December 31, 2003:

                                          March 31,         December 31,
                                            2004                2003
                                    ------------------- -------------------

Customer list, net of
   accumulated amortization of
   $15,796 and $2,796 at March 31,
   2004 and December 31, 2003                 $244,204            $257,204
Non-compete agreement, net of
   accumultated amortization of
   $9,113 and $1,613 at March 31,
   2004 and December 31, 2003                   50,887              58,387
                                    ------------------- -------------------
Total identifiable intangible
   assets, net                                $295,091            $315,591
                                    =================== ===================

7. Commitments and Contingencies

         Net Worth Requirements - The Company's subsidiaries, Easton and Progressive, are required to maintain certain specified levels of minimum net worth to maintain their approved status with HUD and other investors. At March 31, 2004, the highest minimum net worth requirement applicable to the Company was $400,000. As of March 31, 2004, the Company's subsidiaries met their respective net worth requirements.

8. Debt to Unrelated and Related Parties

         Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of March 31, 2004 and December 31, 2003:

                                              March 31,          December 31,
                                                 2004                2003
                                          ------------------- ------------------

Debt to unrelated parties:
8.00% convertible note due 2006,
    net of unamortized discount
    of $36,020 and beneficial
    conversion of $39,492 at
    March 31, 2004, and $78,211
    at December 31, 2003                            $224,488           $521,789
4.00% notes due 2007                               1,854,496             66,762
                                          ------------------- ------------------
                                   Total          $2,078,984           $588,551
                                          =================== ==================

Debt to related parties:
25.00% convertible note due 2005                     $40,000                 $0
8.00% note due 2005                                1,757,107          1,666,000
6.00% note due 2007                                  472,133            500,000
4.00% note due 2007                                        0          1,787,735
                                          ------------------- ------------------
                                   Total          $2,269,240         $3,953,735
                                          =================== ==================


         The 25.00% convertible note is an obligation of Progressive Nevada LLC; a joint venture 50% owned by Progressive and 50% owned by a related party. It is not convertible at the holder's option, but rather automatically converts into equity of Progressive Nevada LLC upon the issuance to and receipt by Progressive Nevada LLC of a Nevada mortgage license. This note is not an obligation of Sutter and is non-recourse to Sutter.

         As part of the consideration received in conjunction with the Niman Ranch Transaction, half, or $300,000, of the original $600,000 principal amount of the 8.00% convertible note to an unrelated party was assumed by SOF2. Also as a result of this transaction, half of the unamortized discount associated with this convertible note, or $36,020, as well as half of the beneficial interest conversion feature, or $53,750 were expensed by the Company.

         Effective March 1, 2004, the 4.00% notes issued by Sutter in connection with the acquisition of Easton are recourse to Sutter. In return, the holders of such notes have agreed to accept interest only payments for the remainder of 2004.

         Effective March 6, 2004, the 8.00% note to a related party was modified to increase the face value of the note to $1,757,107 through additional cash proceeds and to allow the Company to defer monthly payments for up to one year. In any month in which the Company elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

         During the quarter ended March 31, 2004, the 4.00% note payable to related parties became note payable to unrelated parties, as the relationship was terminated.

9. Common Stock

         Changes in issued and outstanding Sutter common stock for the quarter ended March 31, 2004 are shown in the table below.

                                                Common Stock, $0.0001 Par Value
                                                 (1,875,000 shares authorized)
                                                 Shares issued and outstanding
                                                -------------------------------
                Balance at December 31, 2003               351,942
                Issuances during the quarter                 7,556
                                                          ---------
                Balance at March 31, 2004                  359,498
                                                          ---------

         The above issuances during the quarter were for cash of $68,006.

10. Certain Relationships and Related Party Transactions

         On March 22, 2004, Michael Collins, a director and officer of Sutter, purchased 5,556 shares of Sutter common stock for $50,000 cash.

         On March 31, 2004, SOF2, LLC purchased 2,000 shares of Sutter common stock for $18,000 cash.

         All of the shares purchased above are unregistered and restricted shares as defined by the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission.

         On March 29, 2003, the Company sold its interest in Niman Ranch with a cost of $753,010 to Sutter Opportunity Fund 2, LLC ("SOF2"), a related party, for $1,001,827 (the "Niman Ranch Transaction"). Consideration received by the Company consisted of $191,049 in cash, the assumption of $300,000 in the Company's debt, and the assignment by SOF2 to the Company of 126,118 common shares of KFI, another related party, valued at $510,778. The net gain of $248,817 has been deferred as this sale is to a related party that controls the Company. The Company's investment in KFI represents a 39% equity interest, and accordingly the Company accounts for this investment under the equity method.

         In March, 2004, Sutter's Progressive subsidiary entered into a joint venture agreement (the "Joint Venture") with KFI to open a mortgage banking office in Las Vegas, Nevada..KFI agreed to contribute between $40,000 and $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel. Progressive and KFI will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

         In March, 2004, Progressive entered into a revolving line of credit agreement with KFI for a maximum loan amount of $100,000. Pursuant to the terms of the credit agreement, Progressive is required to pay a $40 origination fee per draw, and 10% interest on any outstanding balances.

11.  Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company believes that it's investment in KFI does not meet the definition of a VIE. However, should the company increase its borrowings from KFI or interest in KFI, it may be required to consolidate the entity.


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

Results of Operations

Executive Summary

         Sutter is a holding company that owns two operating businesses in the mortgage banking industry. Sutter's mortgage subsidiaries, Easton and Progressive, earn revenue by originating, processing, funding and brokering primarily residential mortgages. Sutter also has minority, non-core investments in private companies involved in various industries from real estate to precious metal mining claims. These private investments are not considered by management to be an integral part of the future operations or plans of the Company. Presently, management desires and intends to grow Sutter through continued acquisitions in the financial services industry that are most likely to complement its current financial service businesses.

Operating results for the quarter ended March 31, 2004 as compared with the quarter ended March 31, 2003

For period comparison purposes, it is important to note that the Company benefited from the ownership of Easton and Progressive during the quarter ended March 31, 2004, while the Company benefited only from the ownership of Easton during the quarter ended March 31, 2003.

Revenues

         Total revenues for the quarter ended March 31, 2004 were $712,331 versus $726,656 for the quarter ended March 31, 2003. The decrease in revenues is primarily the result of underperformance at our Easton subsidiary for the quarter which was somewhat offset by the addition of Progressive's revenues for the quarter.

         Sutter's Progressive subsidiary recently obtained a license to conduct mortgage business in Nevada. On May 1, 2004, Progressive opened a new office in downtown Las Vegas. Sutter anticipates that this new office will begin producing revenue sometime late in the second fiscal quarter of 2004. Progressive is also currently pursuing business development opportunities in California, and Easton, under new sales leadership, is pursuing new business development activities in various states throughout the US.

Expenses

         Total expenses were $1,059,314 for the quarter ended March 31, 2004 as compared to $455,563 for the quarter ended March 31, 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses and professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. As the Company mentioned in its recent annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Interest Expense

         The Company incurred interest expense of $233,258 for the quarter ended March 31, 2004 as compared to interest expense of $102,073 for the quarter ended March 31, 2003. The increase in interest expense is primarily due to the 8.00% note payable to an unrelated party. Due to a non-cash beneficial conversion feature associated with this note, accretion of the unamortized portion of the beneficial conversion feature and the assumption of half of this note by SOF2 in connection with the Niman Ranch Transaction totaling approximately $105,000 was incurred as a non-cash interest expense during the quarter ended March 31, 2004. Another reason for the increase is due to the interest expense on the 8.00% note payable to a related party.

         Interest expense related to the Company's mortgage warehouse lines of credit consisted of $37,264 for the quarter ended March 31, 2004 as compared to $48,831 for the quarter ended March 31, 2003.

Net Earnings and Losses

         The Company reported a net loss of ($346,983) for the quarter ended March 31, 2004 as compared to net income of $271,093 for the quarter ended March 31, 2003. The decrease in earnings is the result of increased expenses, a significant portion of which is non-cash interest expense from an unrelated party note payable, for the quarter ended March 31, 2004, as well as weaker than anticipated performance from one of Sutter's subsidiaries.

Liquidity and Capital Resources

         Sutter had cash and cash equivalents of $351,872 and $96,971 as of March 31, 2004 and December 31, 2003, respectively.

         Cash used in operating activities was $2,182,305 as compared to cash provided by operating activities of $1,755,636 for the periods ended March 31, 2004 and 2003, respectively. This decrease in operating cash flow is primarily the result of a decrease in mortgages held for sale relative to the same period last year. Cash provided by investing activities was $159,316 as compared to cash used in investing activities of $3,829,158 for the periods ended March 31, 2004 and 2003, respectively. Cash provided by financing activities was $2,277,890 and $1,613,564 for the periods ended March 31, 2004 and 2003, respectively. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the coming year.

         As of March 31, 2004, Sutter had borrowings of $4,348,224 at an average annual interest rate of approximately 8%. On March 29, 2004, the Company reached an agreement with the RCH noteholders that changed the Company's note payments from fully amortizing to interest-only payments for the balance of 2004. These notes payable, with a balance of $1,854,496 at March 31, 2004, are due in 2007.

         Effective March 6, 2004, the 8.00% note to a related party was modified to increase the face value of the note to $1,757,107 through additional cash proceeds and to allow the Company to defer monthly payments for up to one year. In any month in which the Company elects to defer making a principal payment, the interest rate increases to 12% for that month. The entire principal balance of the note and any deferred interest accrued is due on April 6, 2005. The Company anticipates being able to refinance or restructure this note on favorable terms prior to maturity.

         Sutter anticipates that its mortgage banking subsidiaries will continue to have access to its warehouse lines of credit as necessary to conduct ongoing mortgage banking activities.

         Sutter raised $259,049 in cash during the quarter ended March 31, 2004; $191,049 of which came from the sale of its Niman Ranch investment, $50,000 of which came from a direct investment by one of Sutter's officers, and $18,000 of which came from a direct investment by SOF2.

         Sutter believes that it currently maintains sufficient liquidity to cover its existing requirements and operations, and provide for any future contingent liquidity needs.

Critical Accounting Policies

         As presented in detail in the Company's annual report on Form 10-K filed with the SEC, the most critical accounting policies for the Company are those involving revenue recognition, investments, and gains and losses on investments.

Revenue Recognition

         When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the principal amount of the loan as mortgages held for sale. Once a loan is purchased by an investor (e.g. Flagstar Bank), usually within ten business days of funding, the principal amount of the loan is deducted from the Company's outstanding balance on its warehouse line of credit. It then recognizes mortgage sales along with origination and related fees. The costs and fees associated with originating, processing and, where appropriate, brokering the mortgage loans, are included in cost of sales at the time the loan is sold.

Investments

         Investments consist of non-marketable equity securities. Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities, except for the investment in KFI, generally are accounted for at cost and are included in other assets. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss from equity investments in provision for impairment. The investment in KFI is accounted for under the equity method of accounting, as the Company holds a 39% equity interest.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company had no realized investment gains or losses for the quarters ended March 31, 2004 and 2003.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company had no realized investment gains or losses for the quarters ended March 31, 2004 and 2003.

Goodwill and Intangible Assets

         A significant amount of judgment is required in performing goodwill and identifiable intangible asset impairment tests. Sutter reviews and subjects these assets to periodic impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Sutter's reporting units. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to Sutter's recently issued report on Form 10-K filed with the SEC and in particular the "Market Risk Disclosures" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of March 31, 2004, there have been no material changes in the market risks as described in Sutter's recently issued report on Form 10-K.

Item 4. Controls and Procedures

         As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                            Part II Other Information


Item 2. Changes in Securities and Use of Proceeds

         On March 22, 2004, Michael Collins, a director and officer of Sutter, purchased 5,556 shares of Sutter common stock for $50,000 cash.

         On March 31, 2004, Sutter Opportunity Fund 2, LLC purchased 2,000 shares of Sutter common stock for $18,000 cash.

         Proceeds from the above issuances will be used for working capital purposes. All of the shares purchased above are unregistered and restricted shares as defined by the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission.


Item 6. Exhibits


a.  Exhibits


31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


                                    SIGNATURE

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUTTER HOLDING COMPANY, INC.

Date: May 14, 2004                            /s/ William G. Knuff, III
                                              -------------------------------
                                              William G. Knuff, III
                                              Chief Financial Officer