Form 10-Q
period 2004-06-30
SUTTER HOLDING CO INC
filed 2004-08-19
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)
          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004


                                       OR

          o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______

                        Commission file number 001-15733

                          SUTTER HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    75-3111137
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


     220 Montgomery Street, Suite 2100, San Francisco, California   94104
                (Address of principal executive office)           (Zip Code)


                                 (415) 788-1441
              (Registrant's telephone number, including area code)

           150 Post Street, Suite 405, San Francisco, California 94108
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES x NO o

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES o NO x

     Number of shares of common stock outstanding as of August 16, 2004: 618,007

                               TABLE OF CONTENTS

                          SUTTER HOLDING COMPANY, INC.
                                    FORM 10-Q

                                                                        Page No.
Part I - Financial Information
  Item 1. Financial Statements
            Condensed Consolidated Balance Sheets-- June 30, 2004 (unaudited)
               and December 31, 2003                                           3
            Consolidated Statements of Operations-- Second Quarter and First
               Half 2004 and 2003 (unaudited)                                  4
            Consolidated Statements of Cash Flows-- Second Quarter and First
               Half 2004 and 2003 (unaudited)                                  5
            Notes to Interim Consolidated Financial Statements                 6
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk          13
  Item 4. Controls and Procedures                                             13
Part II - Other Information
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                 14
  Item 5. Other Information and Subsequent Events                             14
  Item 6. Exhibits and Report on Form 8-K                                     14
  Signature                                                                   15

  Exhibits
         31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         Part I - Financial Information


Item 1. Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(in US dollars)                                                     As of                 As of
                                                                June 30, 2004      December 31, 2003
                                                              ------------------   -------------------
ASSETS                                                           (unaudited)
        Cash and cash equivalents                                      $ 39,224              $ 96,971
        Accounts receivable                                             130,823                37,212
        Prepaid expenses                                                 36,198                44,290
        Mortgages held for sale                                       2,617,173             3,020,753
        Investments, at cost                                            710,778               985,053
        Property and equipment, net                                     280,297               258,706
        Identifiable intangible and other assets                        298,400               330,785
        Goodwill                                                      4,534,193             4,483,746
                                                              ------------------   -------------------
TOTAL ASSETS                                                        $ 8,647,086           $ 9,257,516
                                                              ==================   ===================
LIABILITIES & STOCKHOLDERS' EQUITY

        Accounts payable & accrued expenses                           $ 266,320             $ 318,344
        Related party deferred gain                                     248,817                     -
        Mortgage warehouse line of credit                             2,676,828             2,986,485
        Interest payable                                                 21,194                 8,885
        Debt to unrelated parties                                     2,027,694               588,551
        Debt to related parties                                       2,510,000             3,953,735

        Commitments and contingencies

     Stockholders' Equity
        Common Stock, $0.0001 par value                                      40                    35
        Additional Paid-In Capital                                    5,155,945             4,669,164
        Treasury Stock                                                 (915,945)             (604,665)
        Accumulated deficit                                          (3,343,807)           (2,663,018)
                                                              ------------------   -------------------
     Total Stockholders' Equity                                         896,233             1,401,516
                                                              ------------------   -------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 8,647,086           $ 9,257,516
                                                              ==================   ===================



             See accompanying Notes to Interim Consolidated Financial Statements

                            SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)

                                                   For the three months             For the six months
(in US dollars)                                       ended June 30,                  ended June 30,
                                                ---------------------------    ---------------------------
                                                    2004           2003            2004           2003
                                                ------------- -------------    ------------- -------------
Revenues:
      Net gain on sales of mortgages              $ 266,227     $ 225,828        $ 716,494    $  537,910
      Mortgage commissions on brokered loans        486,308       249,810          688,449       609,018
      Miscellaneous income                           10,000         3,146           10,000        57,089
      Interest & dividend income                         68           249              100         1,391
      Realized gains (losses), net                        -          (193)          59,921           699
                                                ------------- -------------    ------------- -------------
Total revenues                                      762,603       478,840        1,474,964     1,206,107
                                                ------------- -------------    ------------- -------------
Expenses:

      General & administrative                      737,780       302,209        1,381,498       595,449
      Depreciation & amortization                    34,247        12,468           63,958        24,853
      Interest expense                              163,321        95,521          396,579       197,594
      Professional fees and other expenses          141,428        44,273          262,012        92,138
      Provision for impairment                            -             -           32,043             -
      Other expenses                                 19,633                         19,633
      Miscellaneous expenses                              -             -               30             -
                                                ------------- -------------    ------------- -------------
Total expenses                                    1,096,409       454,471        2,155,753       910,034
                                                ------------- -------------    ------------- -------------
Loss before income taxes                           (333,806)       24,369         (680,789)      296,073
      Provision for income taxes                          -             -                -             -
                                                ------------- -------------    ------------- -------------
Net income (loss)                                  (333,806)       24,369         (680,789)      296,073
                                                ============= =============    ============= =============


Net income (loss) per share -- basic and diluted    $ (1.00)       $ 0.10          $ (2.07)       $ 1.18

Weighted Average Shares Outstanding                 332,723       252,313          329,261       250,836



             See accompanying Notes to Interim Consolidated Financial Statements

                         SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                    For the six months ended June 30,
                                                                -------------------  -------------------
(in US dollars)                                                         2004                 2003
                                                                -------------------  -------------------
OPERATING ACTIVITIES

      Net income (loss)                                                 $ (680,789)           $ 296,073
      Realized losses on sales of investments, net                               -                    -
      Provision for impairment of investments                               32,043                    -
      Depreciation & amortization                                           59,533               24,852
      Amortization of discount on debt                                     116,337                    -
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
          Accounts receivable                                              (93,611)              15,003
          Prepaid expenses                                                   8,092                 (659)
          Mortgages held for sale                                          403,580           (1,179,200)
          Accounts payable & accrued expenses                               25,845               26,594
          Income taxes payable                                                   -               (3,773)
          Interest payable                                                  23,416               28,876
          Other assets                                                      11,885                    -
                                                                -------------------  -------------------
Net cash used in operating activities                                      (93,669)            (792,234)
                                                                -------------------  -------------------
INVESTING ACTIVITIES

      Capital expenditures                                                 (60,624)              (4,655)
      Proceeds from sales of investments                                   191,049                    -
      Purchases of securities, subsidiaries & other investments            (21,694)          (4,020,849)
      Purchases of other investments                                             -              (40,000)
                                                                -------------------  -------------------
Net cash provided by (used in) investing activities                        108,731           (4,065,504)
                                                                -------------------  -------------------
FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                68,006              270,000
      Proceeds from issuance of notes payable                              304,140            3,145,000
      Increase (decrease) in mortgage warehouse line of credit            (309,657)           1,174,959
      Repayment of notes payable                                          (135,298)            (280,320)
                                                                -------------------  -------------------
Net cash provided by (used in) financing activities                        (72,809)           4,309,639
                                                                -------------------  -------------------

Net change in cash and cash equivalents for the period                     (57,747)            (548,099)
Cash and cash equivalents, beginning of period                              96,971              625,491
                                                                -------------------  -------------------
Cash and cash equivalents, end of period                                  $ 39,224             $ 77,392
                                                                ===================  ===================

Additional cash flow information:
      Cash interest paid                                                  $ 92,352             $ 81,624




             See accompanying Notes to Interim Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

1. General

         The accompanying unaudited Consolidated Financial Statements include the accounts of Sutter Holding Company, Inc. ("Sutter" or "Company") consolidated with the accounts of all subsidiaries and affiliates that Sutter controls as of the financial statement date. Reference is made to Sutter's 2003 annual report on Form 10-K filed with the SEC that included information necessary or useful to understanding Sutter's businesses and financial statement presentations. In particular, Sutter's significant accounting policies and practices were presented in Note 1 to the Consolidated Financial Statements included in that annual report, and there have been no changes during the quarter. Certain amounts in 2003 have been reclassified to conform to the current period presentation.

         Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP").

         Sutter's results, as well as those of its subsidiaries, for interim periods are not necessarily indicative of results to be expected for the year.

         At present, the Company has limited cash resources with which to conduct its operations, particularly in relation to its short-term obligations. The Company has approximately $170,000 in cash and receivables against approximately $595,000 in payables and other short-term obligations. While cash and receivables, in the aggregate, increased during the period since December 31, 2003, and payables and other short-term obligations decreased during the same period, in the short-term, the Company has increased liquidity risk. Management is aware of the Company's limited cash resources and is in the process of raising capital for working capital and other general operating purposes. During the current fiscal quarter, management anticipates being able to raise cash sufficient to provide for additional liquidity and operating needs. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and increase cash flows from operations.

2. Significant Business Acquisitions

         Sutter made no business acquisitions during the second quarter of 2004. As has been previously disclosed in public Company reports on Form 10-K and Form 8-K, Sutter acquired Easton Mortgage Corporation ("Easton") at the beginning of the first quarter of 2003 and acquired Progressive Lending LLC in December 2003. Accordingly, the first half of 2004 includes the operations of Sutter's two subsidiaries, Easton and Progressive Lending, LLC, while the first half of 2003 includes only the operations of Sutter's Easton subsidiary.

3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from mortgage origination activities. Receivables were $130,823 and $37,212 at June 30, 2004 and December 31, 2003, respectively.

4. Investments

         Investments are comprised of the following at June 30, 2004 and December 31, 2003:

                                            June 30,          December 31,
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
                                       =================== ===================


                                                                    Gross Unrealized    Gross Unrealized
June 30, 2004                                         Cost               Gains               Losses          Reported Value
                                                  ---------------- ------------------- ------------------- -------------------
Non-marketable securities held for investment        $1,207,237            $0               $496,459             $710,778

December 31, 2003
Non-marketable securities held for investment        $1,481,512            $0               $496,459             $985,053


         On March 29, 2004, the Company sold its interest in Niman Ranch with a cost of $753,010 to Sutter Opportunity Fund 2, LLC ("SOF2"), a related party, for $1,001,827 (the "Niman Ranch Transaction"). Consideration received by the Company consisted of $191,049 in cash, the assumption of $300,000 in the Company's debt, and the assignment by SOF2 to the Company of 126,140 common shares of KFI, another related party, valued at $510,778. The net gain of $248,817 has been deferred as this sale is to a related party that controls the Company. As of June 30, 2004, the Company's investment in KFI represents a 39% equity interest, and accordingly the Company accounts for this investment under the equity method. For additional information, please see Footnote 10. Certain Relationships and Related Party Transactions.

5. Property and Equipment, Net

         Property and equipment consist of the following at June 30, 2004 and December 31, 2003:

                                           June 30,         December 31,
                                             2004               2003
                                         ---------------- -----------------

Furniture, equipment
    & leasehold improvements                   $307,196          $274,981
Accumulated depreciation                        (26,899)          (16,275)
                                         ---------------- -----------------
Furniture, equipment
    & leasehold improvements, net              $280,297          $258,706
                                         ================ =================


6. Identifiable Intangible and Other Assets, Net

         Identifiable intangible and other assets consist of the following at June 30, 2004 and December 31, 2003:

                                            June 30,         December 31,
                                              2004               2003
                                         ---------------- -----------------

Customer list, net of
  accumulated amortization
  of $28,796 and $2,796 at
  June 30, 2004 and December
  31, 2003                                      $231,204          $257,204
Non-compete agreement, net of
  accumulated amortization of
  $16,613 and $1,613 at June
  30, 2004 and December 31, 2003                  43,387            58,387
Other assets                                      23,809            15,194
                                         ---------------- -----------------
Total identifiable intangible and
  other assets, net                             $298,400          $330,785
                                         ================ =================


7. Commitments and Contingencies

         Net Worth Requirements - The Company's subsidiaries, Easton and Progressive, are required to maintain certain specified levels of minimum net worth to maintain their approved status with the US Federal Department of Housing and Urban Development ("HUD") and with other investors. At June 30, 2004, the highest minimum net worth requirement applicable to the Company was $400,000. As of June 30, 2004, the Company's subsidiaries met their respective net worth requirements.

8. Debt to Unrelated and Related Parties

         Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of June 30, 2004 and December 31, 2003:

                                                June 30,        December 31,
                                                  2004              2003
                                            ---------------- -----------------

Debt to unrelated parties:
-------------------------
15.00% note facility                                $50,000                $0
10.00% notes due 2007                             1,747,066            66,762
8.00% note due 2006, net
  of unamortized discount
  of $42,159 and beneficial
  conversion of $39,492 at
  June 30, 2004, and $78,211
  at December 31, 2003                              230,627           521,789
                                            ---------------- -----------------
                                     Total       $2,027,693          $588,551
                                            ================ =================

Debt to related parties:
-----------------------
25.00% convertible note due 2005                    $40,000                $0
8.00% convertible note due 2005                   1,970,000         1,666,000
6.00% note due 2007                                 500,000           500,000
4.00% note due 2007                                       0         1,787,735
                                            ---------------- -----------------
                                     Total       $2,510,000        $3,953,735
                                            ================ =================


         On June 24, 2004, the Company entered into a new Loan Agreement with Knight Fuller, Inc. (KFI), pursuant to which (i) the Company borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of the Company, and (iii) under certain circumstances, the Company was entitled to repay any and all outstanding debt obligations to KFI using the Company's common stock at a price equal to the lesser of (a) $7.25 per share, (b) the lowest price at which the Company sells primary shares after the date of the Loan Agreement and prior to such conversion, if any, or (c) the 10-day weighted average closing price of the Company's common stock on the date of notice to convert. On July 30, 2004, an independent, third party acquired control of KFI (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation plus accrued interest of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock. For additional information, please see Footnote 10 Certain Relationships and Related Party Transactions.

         On June 30, 2004, the Company entered into a short-term note agreement (the "Note Facility") in the amount of $50,000 with an unrelated third party for the purpose of establishing a temporary warehouse facility that would enable the Company's mortgage subsidiaries to fund second mortgages that are originated in conjunction with first mortgages that the Company's subsidiaries occasionally fund on certain residential properties. This Note Facility carries a 15.00% annual interest rate and is non-recourse to the Company. The full amount of the Note Facility was drawn on June 30 and has been subsequently repaid in full along with any accrued interest.

9. Common Stock

         Changes in issued and outstanding Sutter common stock for the six months ended June 30, 2004 are shown in the table below.


                                               Common Stock, $0.0001 Par Value
                                                (1,875,000 shares authorized)
                                                Shares issued and outstanding
                                              ----------------------------------
Balance at December 31, 2003                              351,942
Issuances year-to-date                                     44,832
                                                      --------------
Balance at June 30, 2004                                  396,774
                                                      ==============

         The above issuances year-to-date were made to investors for cash in the amount of $68,006, and to the Company's Easton subsidiary in the amount of $311,280 to supplement Easton's tangible net worth.

10. Certain Relationships and Related Party Transactions

         On June 24, 2004, the Company entered into a new Loan Agreement with Knight Fuller, Inc. (KFI), pursuant to which (i) the Company borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of the Company, and (iii) under certain circumstances, the Company was entitled to repay any and all outstanding debt obligations to KFI using the Company's common stock at a price equal to the lesser of (a) $7.25 per share, (b) the lowest price at which the Company sells primary shares after the date of the Loan Agreement and prior to such conversion, if any, or (c) the 10-day weighted average closing price of the Company's common stock on the date of notice to convert. On July 30, 2004, an independent, third party acquired control of KFI (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock. In addition thereto, the Company issued to KFI approximately 762 additional shares of common stock for approximately $4,570 in cash. In total, the Company issued 347,373 shares of common stock to KFI of aggregate consideration totaling $2,084,235. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter has an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer has any representation on KFI's board.

11.  Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Sutter's management has reviewed its investments and obligations, and has determined that it does not have any VIEs requiring disclosure.

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

Operating results for the quarter ended June 30, 2004 as compared with the quarter ended June 30, 2003

For period comparison purposes, it is important to note that the Company benefited from the ownership of Easton and Progressive during the quarter ended June 30, 2004, while the Company benefited only from the ownership of Easton during the quarter ended June 30, 2003.

Revenues

         Total revenues for the quarter ended June 30, 2004 were $762,603 versus $478,840 for the quarter ended June 30, 2003. The increase in revenues is primarily the result of the addition of Progressive's revenues for the quarter. Progressive's new office in Las Vegas, Nevada which opened May 1, 2004 also contributed somewhat to the increase in revenues for the quarter.

Expenses

         Total expenses were $1,096,409, for the quarter ended June 30, 2004 as compared to $454,471 for the quarter ended June 30, 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses and professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. As the Company mentioned in its recent annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Interest Expense

         The Company incurred interest expense of $163,321 for the quarter ended June 30, 2004 as compared to interest expense of $95,521 for the quarter ended June 30, 2003. The increase in interest expense is primarily due to two factors:
(1) non-cash interest expense associated with the KFI loan increased significantly during the quarter (For additional information, please refer to footnote 10: Certain Relationships and Related Party Transactions); and
(2) growth in loan volume at our Progressive subsidiary outpaced our warehouse provider's rate of loan purchases during the quarter extending the average amount of time between a loan's funding and its ultimate purchase by an investor. The above figures include interest expense related to the Company's mortgage warehouse lines.

         Interest expense related to the Company's mortgage warehouse lines of credit consisted of $36,682 for the quarter ended June 30, 2004 as compared to $34,103 for the quarter ended June 30, 2003.

Net Earnings and Losses

         The Company reported a net loss of $333,806 for the quarter ended June 30, 2004 as compared to net income of $24,369 for the quarter ended June 30, 2003. The decrease in earnings is the result of increased expenses, a significant portion of which is non-cash interest expense, for the quarter ended June 30, 2004, as well as weaker than anticipated performance from the Company's mortgage banking subsidiaries.

Operating results for the first half of 2004 as compared with the first half of 2003

Revenues

         Total revenues for the first half of 2004 were $1,474,964 versus $1,206,107 for the first half of 2003. The increase in revenues is primarily the result of the addition of Progressive's revenues for the first half of the year. While the Company did not own Progressive during the first half of fiscal 2003, Progressive's revenues for the first half of 2004 show little change and compare favorably to Progressive's first half of 2003 revenue performance.

Expenses

         Total expenses were $2,155,753 for the first half of 2004 as compared to $910,034 for the first half of 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses and professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the first half of 2004 as compared to the first half of 2003. As the Company mentioned in its recent annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Interest Expense

         The Company incurred interest expense of $396,579 for the first half of 2004 as compared to interest expense of $197,594 for the first half of 2003. Most of the increase is associated with non-cash interest expense. The increase in interest expense is due to the 8.00% note payable to an unrelated party, and the 8.00% note due to KFI. Approximately $217,000 of interest expense for the first half of 2004 was non-cash interest expense incurred in conjunction with these two notes.

         Interest expense related to the Company's mortgage warehouse lines of credit consisted of $86,663 for the first half of 2004 as compared to $82,934 for the first half of 2003.

Net Earnings and Losses

         The Company reported a net loss of $680,789 for the first half of 2004 as compared to net income of $296,073 for the first half of 2003. The decrease in earnings is the result of increased expenses, a significant portion of which is non-cash interest expense, for the first half of 2004, as well as weaker than anticipated performance from the Company's mortgage banking subsidiaries.

Liquidity and Capital Resources

         Sutter had cash and cash equivalents of $39,224 and $96,971 as of June 30, 2004 and December 31, 2003, respectively.

         Cash used in operating activities was $93,669 as compared to $792,234 for the periods ended June 30, 2004 and 2003, respectively. This increase in operating cash flow is primarily the result of an increase in mortgages held for sale for the first half of 2004. Cash provided by investing activities was $108,731 as compared to cash used in investing activities of $4,065,504 for the periods ended June 30, 2004 and 2003, respectively. Cash used in financing activities was $72,809 as compared to cash provided by financing activities of $4,309,639 for the periods ended June 30, 2004 and 2003, respectively. The Company did not make any acquisitions of businesses during the first half of 2004 which is the cause for the significant change in cash associated with investing and financing activities during the period. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the second half of the fiscal year.

         As of June 30, 2004, Sutter and its subsidiaries had borrowings of $4,537,694 at an average annual interest rate of approximately 8%. On June 24, 2004, the Company entered into a new Loan Agreement with Knight Fuller, Inc.
(KFI), pursuant to which (i) the Company borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of the Company, and (iii) under certain circumstances, the Company was entitled to repay any and all outstanding debt obligations to KFI using the Company's common stock at a price equal to the lesser of (a) $7.25 per share, (b) the lowest price at which the Company sells primary shares after the date of the Loan Agreement and prior to such conversion, if any, or (c) the 10-day weighted average closing price of the Company's common stock on the date of notice to convert. On July 30, 2004, an independent, third party acquired control of KFI (the KFI Change of Control). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock.

         Sutter's mortgage subsidiaries have revolving warehouse lines of credit from banks of up to approximately $14 million to facilitate the temporary funding of mortgage loans. Sutter anticipates that its mortgage banking subsidiaries will continue to have access to warehouse lines of credit as necessary to conduct ongoing mortgage banking activities.

         At present, the Company has limited cash resources with which to conduct its operations, particularly in relation to its short-term obligations. The Company has approximately $170,000 in cash and receivables against approximately $595,000 in payables and other short-term obligations. While cash and receivables, in the aggregate, increased during the period since December 31, 2003, and payables and other short-term obligations decreased during the same period, the Company has increased liquidity risk in the short-term. Management is aware of the Company's limited cash resources and is in the process of raising capital for working capital and other general operating purposes. During the current fiscal quarter, management anticipates being able to raise cash sufficient to provide for additional liquidity and operating needs.

         In addition to its needs for capital to fund its current business operations, the Company may in the future require capital for the purpose of completing strategic acquisitions it may identify in pursuit of its business plan. As the Company has disclosed elsewhere, its business plan involves identifying, evaluating and making business acquisitions. The Company is currently involved in, and intends to continue, this process. Depending upon the nature and structure of any potential future acquisitions, the Company may exchange newly issued securities for the acquisition of strategic assets or entire businesses, and/or the Company may issue securities to raise cash for such acquisitions. Any such acquisition activities would therefore likely have significant effects on the Company's capital structure and liquidity. Until the terms of any potential acquisitions are determined, however, the Company cannot quantify or estimate the impact they will have on its capital resources.

         The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and increase cash flows from operations. However, as in the past, Messrs. Collins, Dixon and Knuff are prepared to continue to support the Company in its liquidity and capital needs as necessary from time to time.

Critical Accounting Policies

         As presented in detail in the Company's annual report on Form 10-K filed with the SEC, the most critical accounting policies for the Company are those involving revenue recognition, investments, and gains and losses on investments.

Revenue Recognition

         When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the loan at cost (sometimes referred to as "payoff amount"), which is comprised of the principal amount of the loan net of deferred direct origination costs and fees, under current assets as mortgages held for sale. The Company simultaneously records a current liability, equal to the amount advanced to the borrower (the "advanced amount"), on its warehouse line of credit. Once a loan is purchased by an investor (e.g. Flagstar Bank), usually within ten business days of funding, total proceeds are recorded and the amount advanced by the Company to the borrower on the loan is deducted from the Company's outstanding balance on its warehouse line of credit. At this time, the Company recognizes any remaining proceeds as part of net gain on sales of mortgages. The costs and fees associated with originating and processing mortgage loans are netted against the net gain on sale of mortgages.

Investments

         Investments consist of non-marketable equity securities. Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities, except for the investment in KFI, generally are accounted for at cost and are included in other assets. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss from equity investments in provision for impairment. The investment in KFI is accounted for under the equity method of accounting, as the Company holds a 39% equity interest. For additional information on our KFI investment, please see Part II,
Item 5, Other Information and Subsequent Events.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company had no realized investment gains or losses for the quarters ended June 30, 2004 and 2003.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to Sutter's 2003 report on Form 10-K filed with the SEC and in particular the "Market Risk Disclosures" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of June 30, 2004, there have been no material changes in the market risks as described in Sutter's 2003 report on Form 10-K.


Item 4. Controls and Procedures

         During the quarter, the Company identified inconsistencies with the manner in which its mortgage subsidiaries had been carrying mortgages held for sale and subsequently classifying commission income. These inconsistencies resulted in a reclassification of revenues from one category to another, but had no material effect on reported revenue or net loss for the quarter. As defined under Public Company Accounting Oversight Board's ("PCAOB's") new Auditing Standards No. 2, these inconsistencies constituted a material weakness. Sutter's management addressed these inconsistencies by replacing a part-time, independently contracted bookkeeper with a full-time, in-house certified public accountant (CPA) and instituted additional management reviews as part of the process.

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

                            Part II Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         On May 6, 2004, the Company issued 1,324 shares of Sutter common stock to its wholly owned Easton subsidiary in consideration for interest paid. These shares are treated as treasury shares by the Company on a consolidated basis. In addition, following the end of the quarter covered by this report, the Company issued an aggregate of 221,233 of its shares of common stock to Knight Fuller, Inc. in three transactions described below in Item 5 of this report.

         All of the shares issued above are unregistered and restricted shares as defined by the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission.

Item 5. Other Information and Subsequent Events

          On June 24, 2004, the Company entered into a new Loan Agreement with Knight Fuller, Inc. (KFI), pursuant to which (i) the Company borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of the Company, and (iii) under certain circumstances, the Company was entitled to repay any and all outstanding debt obligations to KFI using the Company's common stock. On July 30, 2004, an independent, third party acquired control of KFI (the KFI Change of Control). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock. In addition thereto, the Company issued to KFI approximately 762 additional shares of common stock for approximately $4,570 in cash. In total, the Company issued 347,373 shares of common stock to KFI aggregate consideration of $2,084,235. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Because the Company's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares (the Escrow Shares), and the Company agreed to act as escrow agent until the Escrow Shares were registered. While in escrow, the Company has voting control over the Escrow Shares. By virtue of the Company's ownership of 126,140 shares of KFI common stock, 126,140 of the shares issued to KFI were returned to the Company and cancelled, for a net issuance of 221,233 shares of the Company's common stock. Effective July 30, 2004, Sutter has an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer has any representation on KFI's board.

         On June 28, 2004, at Sutter's annual meeting of shareholders, the Company's shareholders approved the adoption of a stock option plan (the "Sutter Holding Company, Inc. 2004 Stock Option Plan" or "Stock Option Plan"). The purpose of the Stock Option Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and/or consultants and to provide the Company and its Subsidiaries and Affiliates with a stock option plan providing incentives directly linked to the success of the Company's businesses and increases in the Company's shareholder value. For additional information regarding the Company's Stock Option Plan, please refer to the Definitive Information Statement on Form 14-C filed on June 8, 2004 with the SEC, which is incorporated herein by reference.

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

                                           SUTTER HOLDING COMPANY, INC.
                                           (Registrant)
Date: August 18, 2003                      /s/ William G. Knuff, III
                                           --------------------------------
                                           (Signature)
                                               William G. Knuff, III
                                               Chief Financial Officer