Form 10-Q
period 2004-09-30
SUTTER HOLDING CO INC
filed 2004-11-22
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

     Number of shares  of common  stock  outstanding  as of  November  1,  2004:
618,007

                               TABLE OF CONTENTS

                          SUTTER HOLDING COMPANY, INC.
                                    FORM 10-Q

                                                                        Page No.
Part I - Financial Information
    Item 1. Financial Statements
               Condensed Consolidated Balance Sheets -- September 30, 2004
                   (unaudited) and December 31, 2003                           3
               Condensed Consolidated Statements of Operations -- Third Quarter
                    and First Nine Months of 2004 and 2003 (unaudited)         4
               Condensed Consolidated Statements of Cash Flows -- Third Quarter
                    and First Nine Months of 2004 and 2003 (unaudited)         5
               Notes to Interim Condensed Consolidated Financial Statements    6
    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9
    Item 3. Quantitative and Qualitative Disclosures About Market Risk        12
    Item 4. Controls and Procedures                                           13
Part II - Other Information
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       14
    Item 5. Other Information                                                 14
    Item 6. Exhibits                                                          14
    Signature                                                                 14
    Exhibits                                                                  14

    31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         Part I - Financial Information

Item 1. Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(in US dollars)                                                           As of                As of
                                                                   September 30, 2004    December 31, 2003
                                                                   -------------------   ------------------
ASSETS                                                                 (unaudited)
        Cash and cash equivalents                                           $ 159,605             $ 96,971
        Accounts receivable                                                    40,043               37,212
        Prepaid expenses                                                       39,877               44,290
        Mortgages held for sale                                             2,948,711            3,020,753
        Investments, at cost                                                  200,000              985,053
        Property and equipment, net                                           221,109              258,706
        Identifiable intangible and other assets                              280,400              330,785
        Goodwill                                                            4,534,193            4,483,746
                                                                   -------------------   ------------------
TOTAL ASSETS                                                              $ 8,423,938          $ 9,257,516
                                                                   ===================   ==================
LIABILITIES & STOCKHOLDERS' EQUITY

        Accounts payable and accrued expenses                               $ 403,450            $ 318,344
        Mortgage warehouse line of credit                                   2,968,687            2,986,485
        Interest payable                                                       37,059                8,885
        Debt to unrelated parties                                           1,984,167              588,551
        Debt to related parties                                               500,000            3,953,735

        Commitments and contingencies (See Note 7)

     Stockholders' Equity
        Common Stock, $0.0001 par value                                            62                   35
           1,875,000 authorized; 618,007 and 351,942
           issued and outstanding at September 30, 2004
           and December 31, 2003, respectively
        Additional Paid-In Capital                                          7,240,161            4,669,164
        Subscriptions                                                         225,000                    -
        Treasury Stock                                                     (1,672,785)            (604,665)
        Accumulated deficit                                                (3,261,863)          (2,663,018)
                                                                   -------------------   ------------------
     Total Stockholders' Equity                                             2,530,575            1,401,516
                                                                   -------------------   ------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 8,423,938          $ 9,257,516
                                                                   ===================   ==================



  See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                    For the three months               For the nine months
(in US dollars)                                      ended September 30,               ended September 30,
                                                 ----------------------------      -----------------------------
                                                     2004           2003               2004            2003
                                                 -------------  -------------      -------------   -------------
Revenues:
     Net gain on sales of mortgages                 $ 330,132      $ 103,174        $ 1,046,626       $ 641,084
     Mortgage commissions on brokered loans           268,341        324,154            956,790         933,172
     Miscellaneous income                              13,852         39,038             23,852          95,516
     Interest and dividend income                         315            128                415           1,519
     Realized gains (losses), net                     518,922              -            578,843             699
                                                 -------------  -------------      -------------   -------------
Total revenues                                      1,131,562        466,494          2,606,526       1,671,990
                                                 -------------  -------------      -------------   -------------
Expenses:

     General and administrative                       689,985        296,544          2,071,483         885,350
     Depreciation and amortization                     95,917         12,468            159,875          37,321
     Interest expense                                 130,614         86,831            527,193         284,425
     Professional fees and other expenses             134,876         43,964            396,887         141,734
     Other than temporary impairment loss                   -              -             32,043               -
     Other expenses                                         -                            19,633
     Miscellaneous expenses                            (1,774)             -             (1,744)              -
                                                 -------------  -------------      -------------   -------------
Total expenses                                      1,049,618        439,807          3,205,371       1,348,830
                                                 -------------  -------------      -------------   -------------
Loss before income taxes                               81,944         26,687           (598,845)        323,160
     Provision for income taxes                             -              -                  -               -
                                                 -------------  -------------      -------------   -------------
Net income (loss)                                      81,944         26,687           (598,845)        323,160
                                                 =============  =============      =============   =============



Net income (loss) per share -- basic and diluted       $ 0.17         $ 0.10            $ (1.57)         $ 1.29

Weighted Average Shares Outstanding                   484,220        273,341            380,914         250,836






  See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           For the nine months ended September 30,
                                                                        -------------------        -------------------
(in US dollars)                                                                2004                       2003
                                                                        -------------------        -------------------
OPERATING ACTIVITIES

      Net (loss) income                                                         $ (598,845)                 $ 323,160
      Gain on sale of investments                                                 (578,843)                         -
      Depreciation and amortization                                                159,875                     37,320
      Other than temporary impairment loss                                          32,043                          -
      Amortization of discount on debt                                             116,339                          -
      Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
          Accounts receivable                                                       (2,831)                       520
          Prepaid expenses                                                           4,413                     10,526
          Mortgages held for sale                                                   72,042                  2,220,600
          Accounts payable and accrued expenses                                     85,106                    102,037
          Income taxes payable                                                           -                    (10,476)
          Interest payable                                                          28,174                     44,677
          Other assets                                                             (11,115)                         -
                                                                        -------------------        -------------------
Net cash (used in) provided by operating activities                               (693,642)                 2,728,363
                                                                        -------------------        -------------------
INVESTING ACTIVITIES

      Capital expenditures                                                         (60,778)                    (4,655)
      Proceeds from sales of investments                                           215,092                          -
      Purchases of securities, subsidiaries and other investments                  (50,447)                (4,905,065)
      Purchases of other investments                                                     -                    (40,000)


                                                                        -------------------        -------------------
Net cash provided by (used in) investing activities                                103,867                 (4,949,720)
                                                                        -------------------        -------------------

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                       486,244                  1,070,007
      Proceeds from subscriptions                                                  225,000                          -
      Proceeds from issuance of notes payable                                       66,394                  3,205,000
      Decrease in mortgage warehouse line of credit                                (17,798)                (2,189,709)
      Repayment of notes payable                                                  (107,431)                  (399,456)
                                                                        -------------------        -------------------
Net cash provided by financing activities                                          652,409                  1,685,842
                                                                        -------------------        -------------------
Net change in cash and cash equivalents for the period                              62,634                   (535,515)
Cash and cash equivalents, beginning of period                                      96,971                    625,491
                                                                        -------------------        -------------------
Cash and cash equivalents, end of period                                         $ 159,605                   $ 89,976
                                                                        ===================        ===================

Additional cash flow information:
      Cash interest paid                                                         $ 135,271                  $ 168,151

Supplemental disclosure of non-cash investing and financing activities:
      Beneficial conversion of unrelated party note to equity                    $ 107,500                        $ -
      Issuance of shares to wholly owned subsidiary                                311,280                    252,500
      Forgiveness of unrelated party debt                                           59,921                          -
      Reclass of related party note to unrelated party note                      1,787,735                          -
      Conversion of related party debt to equity                                 1,666,000                          -
      Assumption of unrelated party note by independent third party                300,000                          -
          in conjunction with the sale of an investment
      Acquisition of shares for treasury                                           756,840                     18,738






  See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

1. General

         The accompanying unaudited condensed consolidated financial statements include the accounts of Sutter Holding Company, Inc. ("Sutter" or "Company") consolidated with the accounts of all subsidiaries and affiliates that Sutter controls as of the financial statement date, and should be read in conjunction with Sutter's 2003 annual report on Form 10-K filed with the Securities and Exchange Commission. These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("US GAAP") for complete consolidated financial statements. In particular, Sutter's significant accounting policies and practices were presented in Note 1 to the Consolidated Financial Statements included in Sutter's 2003 annual report, and there have been no changes for the quarter and for the nine months ended September 30, 2004. Certain amounts in 2003 have been reclassified to conform to the current period presentation.

         Sutter's results, as well as those of its subsidiaries, for interim periods are not necessarily indicative of results to be expected for the year.

         At present, the Company has limited cash resources with which to conduct its operations, particularly in relation to its short-term obligations. The Company has approximately $199,648 in cash and receivables against approximately $403,450 in payables and other short-term obligations. While cash and receivables, in the aggregate, increased during the period since December 31, 2003, payables and other short-term obligations also increased slightly during the same period. In the short-term, the Company has increased liquidity risk. Management is aware of the Company's limited cash resources and is in the process of raising capital for working capital and other general operating purposes. During the current fiscal quarter, management anticipates being able to raise cash sufficient to provide for additional liquidity and operating needs. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and increase cash flows from operations.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions, such as those for depreciable lives of assets, goodwill and non-marketable securities, that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Significant Business Acquisitions

         Sutter made no business acquisitions during the third quarter of 2004. As has been previously disclosed in public Company reports on Form 10-K and Form 8-K, Sutter acquired Easton Mortgage Corporation ("Easton") at the beginning of the first quarter of 2003 and acquired Progressive Lending LLC in December 2003. Accordingly, the first nine months of 2004 includes the operations of Sutter's two subsidiaries, Easton and Progressive Lending, LLC, while the first nine months of 2003 includes only the operations of Sutter's Easton subsidiary.

3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from mortgage origination activities. Receivables were $40,043 and $37,212 at September 30, 2004 and December 31, 2003, respectively.

4. Investments

         Investments are comprised of the following at September 30, 2004 and December 31, 2003:

                                        September 30,        December 31,
                                             2004                2003
                                      ------------------- -------------------

Niman Ranch Inc.                                      $0            $753,010
Tesoro Gold Co.                                  200,000             200,000
Other investments                                      0              32,043
                                      ------------------- -------------------
                               Total            $200,000            $985,053
                                      =================== ===================

                                                                            Gross Unrealized    Gross Unrealized
                                                               Cost               Gains               Losses         Reported Value
                                                       ------------------- ------------------- ------------------- -----------------
September 30, 2004
Non-marketable securities held for investment                $696,459                  $0            $496,459             $200,000

December 31, 2003
Non-marketable securities held for investment              $1,481,512                  $0            $496,459             $985,053

         On July 30, 2004, Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock. In addition thereto, the Company issued to KFI approximately 762 additional shares of common stock for approximately $4,570 in cash. In total, the Company issued 347,373 shares of common stock to KFI of aggregate consideration totaling $2,084,238. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board.

         On March 29, 2004, the Company sold its interest in Niman Ranch with a cost of $753,010 to Sutter Opportunity Fund 2, LLC ("SOF2"), a related party, for $1,001,827 (the "Niman Ranch Transaction"). Consideration received by the Company consisted of $191,049 in cash, the assumption of $300,000 in the Company's debt by SOF2, and the assignment by SOF2 to the Company of 126,140 common shares of KFI, another related party, valued at $510,778. At the time of this transaction, the net gain of $248,817 was deferred as this sale was to a related party that controlled the Company. Subsequently, as a result of the KFI Change of Control transaction above, the Company received a pro rata share of its own shares at $6 per share for each share of KFI it held, and therefore recorded $756,840 as treasury shares. A further gain on the sale of investment (in addition to the deferred gain previously recorded of $248,817) was recorded as a result of the KFI Change of Control event in the amount of $246,062, for a total gain on sale of investment of $494,879.

         During the third quarter, Sutter's equity interest in KFI was reduced to approximately 1.2%, although the number of KFI shares that Sutter owns remained unchanged at September 30, 2004. Furthermore, the Company received no equity in earnings from KFI for the quarter because losses at KFI exceeded the initial value of Sutter's equity investment. While the Company still recognizes an investment in KFI, it now carries this investment at cost, which is zero, since the equity method of accounting for this investment is no longer applicable. The KFI investment does not appear separately in the tables above because the current carrying value is zero.

5. Property and Equipment, Net

         Property and equipment consist of the following at September 30, 2004 and December 31, 2003:

                                       September 30,        December 31,
                                            2004                2003
                                     ------------------- --------------------

Furniture, equipment & leasehold
   improvements                               $323,426             $274,981
Accumulated depreciation                      (102,317)             (16,275)
                                     ------------------- --------------------
Furniture, equipment & leasehold
   improvements, net                          $221,109             $258,706
                                     =================== ====================

6. Identifiable Intangible and Other Assets, Net

         Identifiable intangible and other assets consist of the following at September 30, 2004 and December 31, 2003:

                                        September 30,        December 31,
                                             2004                2003
                                      ------------------- --------------------
Customer list, net of
  accumulated amortization
  of $41,796 and $2,796 at
  September 30, 2004 and
  December 31, 2003                             $218,204             $257,204
Non-compete agreement, net
  of accumulated amortization
  of $24,113 and $1,613 at
  September 30, 2004 and
  December 31, 2003                               35,887               58,387
Other assets                                      26,309               15,194
                                      ------------------- --------------------
Total identifiable intangible
  and other assets, net                         $280,400             $330,785
                                      =================== ====================

7. Commitments and Contingencies

         Net Worth Requirements - The Company's subsidiaries, Easton and Progressive, are required to maintain certain specified levels of minimum net worth to maintain their approved status with the US Federal Department of Housing and Urban Development ("HUD") and with other investors. At September 30, 2004, the highest minimum net worth requirement applicable to the Company was $400,000. As of September 30, 2004, the Company's subsidiaries met their respective net worth requirements.

8. Debt to Unrelated and Related Parties

         Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of September 30, 2004 and December 31, 2003:

                                           September 30,        December 31,
                                                2004                2003
                                          ---------------- -------------------

Debt to unrelated parties:
 10.00% notes due 2007 (1)                      $1,747,066             $66,762
 8.00% note due 2006, net
   of unamortized discount
   of $23,407 and beneficial
   conversion of $39,492 at
   September 30, 2004, and
   net of unamortized discount
   of $78,211 at December 31, 2003                237,101             521,789
                                          ---------------- -------------------
                                   Total       $1,984,167            $588,551
                                          ================ ===================

Debt to related parties:
8.00% convertible note due 2005                        $0          $1,666,000
6.00% note due 2007                               500,000             500,000
4.00% note due 2007                                     0           1,787,735
                                          ---------------- -------------------
                                   Total         $500,000          $3,953,735
                                          ================ ===================

         (1) These notes bear interest at the rate of 4.00% if the Company elects to make payments of principal and interest, and bear interest at the rate of 10.00% if the Company elects to pay interest only. For the quarter and for the nine months ended September 30, 2004, the Company has elected to pay interest only.

         (2) Payments of principal and interest on this note are subject to an earnout based on the achievement of a certain level of established operating performance at one of our mortgage subsidiaries. To date, this established level of operating performance has not been met and no portion of the earnout has been earned. Therefore to date, the Company has not had to make payments of any kind on this note.

         On July 30, 2004, as a result of the KFI Change of Control event, the Company's related party debt was reduced by $2,010,000.

         On November 8, 2004, the Company entered into an agreement with the holders of the 10.00% notes due 2007 which grants the Company the option to retire the entire outstanding balance of these notes, including principal and interest totaling approximately $1.8 million, for $1 million. This option expires December 17, 2004.

9. Common Stock

         Changes in issued and outstanding Sutter common stock for the nine months ended September 30, 2004 are shown in the table below.

                                                Common Stock, $0.0001 Par Value
                                                 (1,875,000 shares authorized)
                                                 Shares issued and outstanding
                                                -------------------------------
Balance at December 31, 2003                               351,942
Issuances year-to-date                                     266,065
                                                        -----------
Balance at September 30, 2004                              618,007
                                                        ===========

         The above issuances year-to-date were made to investors for cash in the amount of $68,006, to the Company's Easton subsidiary in the amount of $311,280 to supplement Easton's tangible net worth, and to KFI in the amount of $1,327,398 in exchange for conversion of the Company's debt obligation to KFI.

         During the third quarter, the Company raised $225,000 in cash from outside investors. The Company has accounted for these investments as subscriptions in shareholders' equity because the equity securities to be received by these investors have yet to be issued. The shares to be issued, which are represented by the investments totaling $225,000, are not included in the issuances of shares for the third quarter.

10. Certain Relationships and Related Party Transactions

         On July 30, 2004, Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock. In addition thereto, the Company issued to KFI approximately 762 additional shares of common stock for approximately $4,570 in cash. In total, the Company issued 347,373 shares of common stock to KFI of aggregate consideration totaling $2,084,285. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board. During the third quarter, Sutter's equity interest in KFI was reduced to approximately 1.2%, although the number of KFI shares that Sutter owns remained unchanged at September 30, 2004.

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

Operating results for the quarter ended September 30, 2004 as compared with the quarter ended September 30, 2003

For period comparison purposes, it is important to note that the Company benefited from the ownership of Easton and Progressive during the quarter ended September 30, 2004, while the Company benefited only from the ownership of Easton during the quarter ended September 30, 2003.

Revenues

         Total revenues for the quarter ended September 30, 2004 were $1,131,562 versus $466,494 for the quarter ended September 30, 2003. The increase in revenues is due to the addition of Progressive's revenues for the quarter, including revenues generated by its Las Vegas and San Francisco offices which were opened in May of this year, and a realized gain on the sale of investments during the quarter for $518,922.

Expenses

         Total expenses were $1,049,618 for the quarter ended September 30, 2004 as compared to $439,807 for the quarter ended September 30, 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses and professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. As the Company mentioned in its 2003 annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Interest Expense

         The Company incurred interest expense of $130,614 for the quarter ended September 30, 2004 as compared to $86,831 for the quarter ended September 30, 2003. The increase in interest expense is due to a greater amount of debt that was outstanding during the third quarter of this year as compared to the amount of debt that was outstanding during the third quarter of last year. The above figures include interest expense related to the Company's mortgage warehouse lines.

         Interest expense related to the Company's mortgage warehouse lines of credit amounted to $32,678 for the quarter ended September 30, 2004 as compared to $33,340 for the quarter ended September 30, 2003.

Net Earnings

         The Company reported net earnings of $81,944 for the quarter ended September 30, 2004 as compared to $26,687 for the quarter ended September 30, 2003. The increase in earnings is primarily attributable to a gain on the sale of investments realized during the quarter in the amount of $518,922.

Operating results for the first nine months of 2004 as compared with the first nine months of 2003

Revenues

         Total revenues for the first nine months of 2004 were $2,606,526 versus $1,671,990 for the first nine months of 2003. The increase in revenues is primarily the result of the addition of Progressive's revenues for the first nine months of the year. While the Company did not own Progressive during the first nine months of fiscal 2003, Progressive's revenues for the first nine months of 2004 show little change and compare favorably to Progressive's revenues for the first nine months of 2003.

Expenses

         Total expenses were $3,205,371 for the first nine months of 2004 as compared to $1,348,830 for the first nine months of 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses and professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the first nine months of 2004 as compared to the first nine months of 2003. As the Company mentioned in its 2003 annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Interest Expense

         The Company incurred interest expense of $527,193 for the first nine months of 2004 as compared to $284,425 for the first nine months of 2003. Most of the increase is associated with non-cash interest expense. The increase in interest expense is due primarily to increased indebtedness incurred in early 2004. Approximately $133,000 of interest expense for the first nine months of 2004 was non-cash interest expense. However, cash and non-cash interest expense was reduced by approximately $200,000, on an annualized basis, during the third quarter as a result of the exchange of debt for equity which occurred under the KFI Change of Control event mentioned above in Footnote 10 titled Certain Relationships and Related Party Transactions.

         Interest expense related to the Company's mortgage warehouse lines of credit amounted to $99,011 for the first nine months of 2004 as compared to $116,275 for the first nine months of 2003.

Net Earnings and Losses

         The Company reported a net loss of $598,845 for the first nine months of 2004 as compared to net earnings of $323,160 for the first nine months of 2003. The decrease in earnings is the result of increased expenses, a significant portion of which was non-cash interest expense, for the first nine months of 2004, as well as weaker than anticipated performance from the Company's mortgage banking subsidiaries.

Liquidity and Capital Resources

         Sutter had cash and cash equivalents of $159,605 and $96,971 as of September 30, 2004 and December 31, 2003, respectively.

         Cash used in operating activities was $693,642 as compared to cash provided by operating activities of $2,728,364 for the periods ended September 30, 2004 and 2003, respectively. This decrease in operating cash flow is primarily the result of a 55% decline in mortgage loan volume at our Easton subsidiary. Cash provided by investing activities was $103,867 as compared to cash used in investing activities of $4,949,720 for the periods ended September 30, 2004 and 2003, respectively. Cash provided by financing activities was $652,409 as compared to $1,685,842 for the periods ended September 30, 2004 and 2003, respectively. The Company did not make any acquisitions of businesses during the first nine months of 2004 which is the primary cause for significant changes in cash associated with investing and financing activities during the comparable nine month periods. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the remainder of the fiscal year.

         As of September 30, 2004, Sutter and its subsidiaries had borrowings of $2,484,167 at a weighted average annual cash-basis interest rate of 7.8%. On July 30, 2004, KFI, formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI of $43,717 in debt, including accrued and unpaid interest, and KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing 14,553 shares of Sutter common stock.

         Sutter's mortgage subsidiaries have revolving warehouse lines of credit from banks of up to approximately $14 million to facilitate the temporary funding of mortgage loans. These warehouse credit facilities are made available to Sutter's mortgage subsidiaries on an annual basis. The interest rate charged on borrowings under these warehouse lines of credit is, in most cases, the prime rate. Given that interest rates on mortgage loans held for sale typically exceed the prime rate, interest income from mortgage loans held for sale typically exceeds interest expense incurred from use of the warehouse lines of credit. Sutter anticipates that its mortgage banking subsidiaries will continue to have access to warehouse lines of credit as necessary to conduct ongoing mortgage banking activities.

         At present, the Company has limited cash resources with which to conduct its operations, particularly in relation to its short-term obligations. The Company has approximately $199,648 in cash and receivables against approximately $403,450 in payables and other short-term obligations. While cash and receivables, in the aggregate, increased during the period since December 31, 2003, payables and other short-term obligations also increased somewhat during the same period. In the short-term, the Company has increased liquidity risk. Management is aware of the Company's limited cash resources and is in the process of raising capital for working capital and other general operating purposes. During the current fiscal quarter, management anticipates being able to raise cash sufficient to provide for additional liquidity and operating needs.

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

         The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and increase cash flows from operations. However, as in the past, Messrs. Collins, Dixon and Knuff are prepared to continue to support the Company in its liquidity and capital needs as may be necessary from time to time.

Critical Accounting Policies

         As presented in detail in the Company's annual report on Form 10-K filed with the SEC, the most critical accounting policies for the Company are those involving revenue recognition, investments, and goodwill and intangible assets.

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

Investments

         Investments consist of non-marketable equity securities. Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. Generally, these securities are accounted for at cost. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss from equity investments in provision for impairment.

         During the third quarter, the Company's equity interest in KFI was reduced to approximately 1.2%, although the number of KFI shares that the Company owns remains unchanged. While the Company still recognizes an investment in KFI, it now carries this investment at cost, which is zero, since the equity method of accounting for this investment is no longer applicable.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company realized an investment gain in the amount of $518,922 for the quarter ended September 30, 2004, but it had no realized investment gains or losses for the quarter ended September 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to Sutter's 2003 report on Form 10-K filed with the SEC and in particular the "Market Risk Disclosures" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of September 30, 2004, there have been no material changes in the market risks as described in Sutter's 2003 report on Form 10-K.

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

                            Part II Other Information


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On July 30, 2004, the Company issued 221,233 shares of its common stock to Knight Fuller, Inc. ("KFI") in conjunction with the acquisition of KFI by an independent third party. For additional information, please see the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004 and incorporated herein by reference.

         All of the shares issued above are unregistered and restricted shares as defined by the Securities Act of 1933, as amended, promulgated by the Securities and Exchange Commission.

Item 5. Other Information

         On November 22, 2004, the Company entered into a definitive agreement with FLF, Inc. (d/b/a Diversified Risk Insurance Brokers or "Diversified"), a privately held California corporation, pursuant to which Diversified's shareholders will sell 100% of their capital stock to the Company in exchange for a combination of cash and the Company's common stock. The deal is valued at approximately $8.9 million. The Diversified selling shareholders will receive approximately 1,184,463 shares of Sutter common stock and $1,776,694 in cash, and the right to designate two members of Sutter's board of directors. Diversified, a 27 year old insurance brokerage, is one of the largest commercial property and casualty insurance brokers in northern California with clients throughout the United States. Diversified maintains relationships with a number of major insurance carriers and brokers policies in a broad range of industries, including transportation, construction, medical, technology, real estate, education/municipal, agriculture and manufacturing. Subject to the satisfaction of closing conditions, this transaction is anticipated to close sometime during the Company's fourth quarter of 2004.

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

                                          SUTTER HOLDING COMPANY, INC.
                                          (Registrant)


Date: November 22, 2004                    /s/ William G. Knuff, III
                                          ---------------------------------
                                          (Signature)
                                            William G. Knuff, III
                                            Chief Financial Officer