Form 10-Q/A
period 2004-09-30
SUTTER HOLDING CO INC
filed 2005-04-14
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 (Amendment #1)


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

     On March 25, 2005, the Registrant's current independent auditor suggested accounting treatment for a series of transactions that differed from the manner in which the Registrant had previously accounted for them. While this change in accounting treatment has no economic impact on the operations of the Registrant, the Registrant concluded that its 2004 fiscal third quarter financial statements on its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 22, 2004, particularly its reported earnings, should not be relied upon.

                               TABLE OF CONTENTS

                          SUTTER HOLDING COMPANY, INC.
                                   FORM 10-Q/A


                                                                        Page No.
Part I - Financial Information
    Item 1. Financial Statements
               Condensed Consolidated Balance Sheets -- September 30, 2004
                   (unaudited) and December 31, 2003                           3
               Condensed Consolidated Statements of Operations -- Third Quarter
                    and First Nine Months of 2004 and 2003 (unaudited)         4
               Condensed Consolidated Statements of Cash Flows -- Third Quarter
                    and First Nine Months of 2004 and 2003 (unaudited)         5
               Notes to Interim Condensed Consolidated Financial Statements    6
    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9
    Item 3. Quantitative and Qualitative Disclosures About Market Risk        12
    Item 4. Controls and Procedures                                           13
Part II - Other Information
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       15
    Item 5. Other Information                                                 15
    Item 6. Exhibits                                                          15
    Signature                                                                 15
    Exhibits                                                                  15

    31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         Part I - Financial Information

Item 1. Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(in US dollars)                                                           As of                As of
                                                                   September 30, 2004    December 31, 2003
                                                                   -------------------   ------------------
ASSETS                                                                 (unaudited)
        Cash and cash equivalents                                           $ 159,605             $ 96,971
        Accounts receivable                                                    40,043               37,212
        Prepaid expenses                                                       39,877               44,290
        Mortgages held for sale                                             2,948,711            3,020,753
        Investments, at cost                                                  437,040              985,053
        Property and equipment, net                                           221,109              258,706
        Identifiable intangible and other assets                              280,400              330,785
        Goodwill                                                            4,534,193            4,483,746
                                                                   -------------------   ------------------
TOTAL ASSETS                                                              $ 8,660,978          $ 9,257,516
                                                                   ===================   ==================
LIABILITIES & STOCKHOLDERS' EQUITY

        Accounts payable and accrued expenses                               $ 403,450            $ 318,344
        Mortgage warehouse line of credit                                   2,968,687            2,986,485
        Interest payable                                                       37,059                8,885
        Debt to unrelated parties                                           1,984,167              588,551
        Debt to related parties                                               500,000            3,953,735

        Commitments and contingencies (See Note 7)

     Stockholders' Equity
        Common Stock, $0.0001 par value                                            62                   35
           1,875,000 authorized; 618,007 and 351,942
           issued and outstanding at September 30, 2004
           and December 31, 2003, respectively
        Additional Paid-In Capital                                          6,826,833            4,669,164
        Subscriptions                                                         225,000                    -
        Treasury Stock                                                       (915,945)            (604,665)
        Accumulated deficit                                                (3,368,335)          (2,663,018)
                                                                   -------------------   ------------------
     Total Stockholders' Equity                                             2,767,615            1,401,516
                                                                   -------------------   ------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 8,660,978          $ 9,257,516
                                                                   ===================   ==================




  See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                    For the three months               For the nine months
(in US dollars)                                      ended September 30,               ended September 30,
                                                 ----------------------------      -----------------------------
                                                     2004           2003               2004            2003
                                                 -------------  -------------      -------------   -------------
Revenues:
     Net gain on sales of mortgages                 $ 303,139       $ 98,184          $ 927,517       $ 497,056
     Mortgage commissions on brokered loans           268,342        324,154            956,790         933,172
     Interest (loss), income,
       net of interest expense                         (9,450)        14,128             33,493          15,519
                                                 -------------  -------------      -------------   -------------
Total revenues                                        562,031        436,466          1,917,800       1,445,747
                                                 -------------  -------------      -------------   -------------
Expenses:

Expenses:
     General and administrative                       689,985        296,544          2,071,483         885,350
     Depreciation and amortization                     95,917         12,468            159,875          37,321
     Professional fees and other expenses             134,876         43,964            396,888         141,734
     Other than temporary impairment loss                   -              -             32,043               -
     Miscellaneous expenses                            (1,774)             -             17,889               -
                                                 -------------  -------------      -------------   -------------
Total expenses                                        919,004        352,976          2,678,178       1,064,405
                                                 -------------  -------------      -------------   -------------
     Net operating loss                              (356,973)        83,490           (760,378)        381,342

Other Income
     Realized gain on sale                               (878)             -             59,043             699
     Interest and dividend income                      14,167         39,166             24,267          97,035
     Other interest expense                           (94,172)       (95,969)          (441,577)       (155,916)
     Inducement to convert debt to equity            (343,512)             -           (343,512)              -
                                                 -------------  -------------      -------------   -------------
        Total other income                           (424,395)       (56,803)          (701,779)        (58,182)
                                                 -------------  -------------      -------------   -------------

Loss from continuing operations                      (781,368)        26,687         (1,462,157)        323,160

     Provision for income taxes                             -              -                  -               -
                                                 -------------  -------------      -------------   -------------
Net income (loss)                                    (781,368)        26,687         (1,462,157)        323,160
                                                 =============  =============      =============   =============



Net income (loss) per share -- basic and diluted      $ (1.61)        $ 0.10            $ (3.84)         $ 1.29

Weighted Average Shares Outstanding                   484,220        273,341            380,914         250,836







  See accompanying Notes to Interim Condensed Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                           For the nine months ended September 30,
                                                                        -------------------        -------------------
(in US dollars)                                                                2004                       2003
                                                                        -------------------        -------------------
OPERATING ACTIVITIES

      Net (loss) income                                                       $ (1,462,157)               $ 323,160
      Gain on sale of investments                                                  (59,043)                         -
      Inducement to convert debt to equity                                         343,512
      Depreciation and amortization                                                159,875                     37,320
      Other than temporary impairment loss                                          32,043                          -
      Amortization of discount on debt                                             116,339                          -
      Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
          Accounts receivable                                                       (2,831)                       520
          Prepaid expenses                                                           4,413                     10,525
          Mortgages held for sale                                                   72,042                  2,220,600
          Accounts payable and accrued expenses                                     85,106                    102,037
          Income taxes payable                                                           -                    (10,476)
          Interest payable                                                          28,174                     44,677
          Other assets                                                             (11,115)                         -
                                                                        -------------------        -------------------
Net cash (used in) provided by operating activities                               (693,642)                 2,728,363
                                                                        -------------------        -------------------
INVESTING ACTIVITIES

      Capital expenditures                                                         (60,778)                    (4,655)
      Proceeds from sales of investments                                           215,092                          -
      Purchases of securities, subsidiaries and other investments                  (50,447)                (4,905,065)
      Purchases of other investments                                                     -                    (40,000)


                                                                        -------------------        -------------------
Net cash provided by (used in) investing activities                                103,867                 (4,949,720)
                                                                        -------------------        -------------------

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                        68,006                  1,070,007
      Proceeds from subscriptions                                                  225,000                          -
      Proceeds from issuance of notes payable                                      484,632                  3,205,000
      Decrease in mortgage warehouse line of credit                                (17,798)                (2,189,709)
      Repayment of notes payable                                                  (107,431)                  (399,456)
                                                                        -------------------        -------------------
Net cash provided by financing activities                                          652,409                  1,685,842
                                                                        -------------------        -------------------
Net change in cash and cash equivalents for the period                              62,634                   (535,515)
Cash and cash equivalents, beginning of period                                      96,971                    625,491
                                                                        -------------------        -------------------
Cash and cash equivalents, end of period                                         $ 159,605                   $ 89,976
                                                                        ===================        ===================

Additional cash flow information:
      Cash interest paid                                                         $ 135,271                  $ 168,151

Supplemental disclosure of non-cash investing and financing activities:
      Beneficial conversion of unrelated party note to equity                    $ 107,500                        $ -
      Issuance of shares to wholly owned subsidiary                                311,280                    252,500
      Forgiveness of unrelated party debt                                           59,921                          -
      Reclass of related party note to unrelated party note                      1,787,735                          -
      Conversion of related party debt to equity                                 1,666,000                          -
      Assumption of unrelated party note by independent third party                300,000                          -
          in conjunction with the sale of an investment
      Acquisition of shares for treasury                                                 -                     18,738






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

4. Investments

         Investments are comprised of the following at September 30, 2004 and December 31, 2003:

                                        September 30,        December 31,
                                             2004                2003
                                      ------------------- -------------------

Niman Ranch Inc.                                      $0            $753,010
Tesoro Gold Co.                                  200,000             200,000
Knight Fuller, Inc.                              237,040
Other investments                                      0              32,043
                                      ------------------- -------------------
                               Total            $437,040            $985,053
                                      =================== ===================


                                                                            Gross Unrealized    Gross Unrealized
                                                               Cost               Gains               Losses         Reported Value
                                                       ------------------- ------------------- ------------------- -----------------
September 30, 2004
Non-marketable securities held for investment                $469,083                  $0            $ 32,043             $437,040

December 31, 2003
Non-marketable securities held for investment              $1,481,512                  $0            $496,459             $985,053



On July 30, 2004, control of Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with the above transaction, the Company also settled, in full, other subsidiary obligations by issuing an additional 14,553 shares of Sutter common stock to KFI. In total, the Company issued 347,373 shares of common stock to KFI for an aggregate consideration of $2,084,238. Given that the new Loan Agreement entered into between the Company and KFI on June 24, 2004 provided for an exchange of equity for debt at a higher price per share of the Company's common stock than $6.00, the Company had to recognize an expense in the amount of approximately $343,512, an inducement expense, for the difference between the price at which KFI was otherwise entitled to convert its debt into Sutter common stock and the $6.00 at which it was actually converted. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board.

On March 29, 2004, the Company sold its interest in Niman Ranch with a cost of $753,010 to Sutter Opportunity Fund 2, LLC ("SOF2"), a related party, for $1,001,827 (the "Niman Ranch Transaction"). Consideration received by the Company consisted of $191,049 in cash, the assumption of $300,000 in the Company's debt by SOF2, and the assignment by SOF2 to the Company of 126,140 common shares of KFI, another related party, valued at $510,778. At the time of this transaction, the difference between the cost basis and the fair value received for the Niman Ranch interest amounted to $248,817, which was applied to offset or reduce the cost basis in the KFI shares received. Thus, the carrying value of the KFI shares that the Company received in the transaction amounted to $261,961 or approximately $2.08 per KFI share.

During the third quarter, Sutter's equity interest in KFI was reduced from approximately 18.0% to approximately 1.0%. Although the number of KFI shares that Sutter owns remained unchanged at September 30, 2004.


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
                                                        ===========

         The above issuances year-to-date were made to investors for cash in the amount of $68,006, representing 7,556 shares, to the Company's Easton subsidiary in the amount of $311,280, or 37,276 shares, to supplement Easton's tangible net worth, and to KFI in the amount of $1,327,398, 221,233 shares, in exchange for conversion of the Company's debt obligation to KFI.

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

10. Certain Relationships and Related Party Transactions


On July 30, 2004, control of Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with the above transaction, the Company also settled, in full, other subsidiary obligations by issuing an additional 14,553 shares of Sutter common stock to KFI. In total, the Company issued 347,373 shares of common stock to KFI for an aggregate consideration of $2,084,238. Given that the new Loan Agreement entered into between the Company and KFI on June 24, 2004 provided for an exchange of equity for debt at a higher price per share of the Company's common stock than $6.00, the Company had to recognize an expense in the amount of approximately $343,512, an inducement expense, for the difference between the price at which KFI was otherwise entitled to convert its debt into Sutter common stock and the $6.00 at which it was actually converted. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board. During the third quarter, Sutter's equity interest in KFI was reduced from approximately 18.0% to approximately 1.0%.

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

Revenues

         Total revenues for the quarter ended September 30, 2004 were $562,031 versus $436,466 for the quarter ended September 30, 2003. The increase in revenues is due to the addition of Progressive's revenues for the quarter, including revenues generated by its Las Vegas and San Francisco offices which were opened in May of this year.

Expenses

         Total expenses were $919,004 for the quarter ended September 30, 2004 as compared to $352,976 for the quarter ended September 30, 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses, professional fees and a one-time charge for the inducement to convert debt to equity. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. As the Company mentioned in its 2003 annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Other Income

         The total other income was ($424,395) for the quarter ended September 30, 2004 as compared to ($56,803) for the quarter ended September 30, 2003. Other total income (loss) consists of interest expense associated with debt obligations and a one-time charge for inducement to convert debt to equity of investments realized during the quarter in the amount of $343,512.

         The Company incurred interest expense of $94,172 for the quarter ended September 30, 2004 as compared to $95,969 for the quarter ended September 30, 2003. Interest expense is due to the amount of debt that was outstanding during the third quarter of this year as compared to the amount of debt that was outstanding during the third quarter of last year.

Net Earnings

         The Company reported a net loss of $781,368 for the quarter ended September 30, 2004 as compared to net earnings of $26,687 for the quarter ended September 30, 2003. The decrease in earnings is primarily attributable to the one-time charge for the inducement to convert debt to equity of investments realized during the quarter in the amount of $343,512.

Operating results for the first nine months of 2004 as compared with the first nine months of 2003

Revenues

         Total revenues for the first nine months of 2004 were $1,917,800 versus $1,445,747 for the first nine months of 2003. The increase in revenues is primarily the result of the addition of Progressive's revenues for the first nine months of the year. While the Company did not own Progressive during the first nine months of fiscal 2003, Progressive's revenues for the first nine months of 2004 show little change and compare favorably to Progressive's revenues for the first nine months of 2003.

Expenses

         Total expenses were $2,678,178 for the first nine months of 2004 as compared to $1,064,405 for the first nine months of 2003. The increase in total expenses is primarily the result of the Company's acquisition of Progressive in December 2003, as well as increases in general and administrative expenses, professional fees. The additional operating expenses of Progressive, Sutter's newest subsidiary, were the most significant contributing factor to the increase in total expenses for the first nine months of 2004 as compared to the first nine months of 2003. As the Company mentioned in its 2003 annual report on Form 10-K, general and administrative expenses are expected to increase in the coming year due to growth at Sutter and its subsidiaries.

Other Income

         The total other income was ($701,779) for the first nine months of 2004 as compared to ($58,182) for the first nine months of 2003. Other total income
(loss) consists of interest expense associated with debt and a one-time charge for inducement to convert debt to equity of investments realized during the quarter in the amount of $343,512.

         The Company incurred interest expense of $441,577 for the first nine months of 2004 as compared to $155,916 for the first nine months of 2003. Most of the increase is associated with non-cash interest expense. The increase in interest expense is due primarily to increased indebtedness incurred in early 2004. Approximately $133,000 of interest expense for the first nine months of 2004 was non-cash interest expense. However, cash and non-cash interest expense was reduced by approximately $200,000, on an annualized basis, during the third quarter as a result of the exchange of debt for equity which occurred under the KFI Change of Control event mentioned above in Footnote 10 titled Certain Relationships and Related Party Transactions.

Net Earnings and Losses

         The Company reported a net loss of $(1,462,157) for the first nine months of 2004 as compared to net earnings of $323,160 for the first nine months of 2003. The decrease in earnings is the result of increased expenses, a significant portion of which was non-cash interest expense, for the first nine months of 2004, as well as weaker than anticipated performance from the Company's mortgage banking subsidiaries.

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

On July 30, 2004, control of Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with the above transaction, the Company also settled, in full, other subsidiary obligations by issuing an additional 14,553 shares of Sutter common stock to KFI. In total, the Company issued 347,373 shares of common stock to KFI for an aggregate consideration of $2,084,238. Given that the new Loan Agreement entered into between the Company and KFI on June 24, 2004 provided for an exchange of equity for debt at a higher price per share of the Company's common stock than $6.00, the Company had to recognize an expense in the amount of approximately $343,512, an inducement expense, for the difference between the price at which KFI was otherwise entitled to convert its debt into Sutter common stock and the $6.00 at which it was actually converted. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board. During the third quarter, Sutter's equity interest in KFI was reduced from approximately 18.0% to approximately 1.0%.

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

         During the third quarter, the Company's equity interest in KFI was reduced to approximately 1.0%, although the number of KFI shares that the Company owns remains unchanged.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate from period to period, resulting in a meaningful effect on reported net earnings.

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

Item 4. Controls and Procedures

         On March 25, 2005, our current independent auditor suggested accounting treatment for a series of transactions that differed from the manner in which we had previously accounted for them. On March 28, 2005, we definitively determined that (1) we had improperly accounted for the carrying value of a non-core investment and the resulting gain on sale from this investment in our 2004 fiscal third quarter, (2) we had improperly taken into revenue a gain on sale of such investment that included the Company taking shares of its common stock back into treasury, and (3) we had not previously accounted for an inducement component of a conversion of outstanding indebtedness of the Company into common stock. As a result of these determinations, we have changed the manner in which these non-cash items are accounted for going forward and we have made adjustments, as necessary, to make past accounting treatment consistent with appropriate accounting treatment with respect to these items. These changes in accounting treatment have had a moderately favorable impact on the Company's balance sheet and a significantly unfavorable impact on the Company's reported loss for the year. However, since these changes are non-cash in nature, they have had no economic impact on the Company or its operations. In an effort to prevent the future potential occurrence of errors with respect to accounting for complex, non-operating transactions such as those that gave rise to the accounting changes above, the Company's senior management has decided to establish a relationship with an independent consulting firm so that it may be provided with an independent expert opinion regarding the proper accounting treatment for any potential future material transaction in advance of recording such transaction.

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

                                          SUTTER HOLDING COMPANY, INC.
                                          (Registrant)


Date: April 14, 2005                      /s/ William G. Knuff, III
                                          ---------------------------------
                                          (Signature)
                                            William G. Knuff, III
                                            Chief Financial Officer