Form 10-K
period 2004-12-31
SUTTER HOLDING CO INC
filed 2005-04-14
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                        Commission file number 001-15733

                          SUTTER HOLDING COMPANY, INC.

             (Exact name of Registrant as specified in its charter)

                    Delaware                                 75-3111137
         State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization                Identification number)

 220 Montgomery Street, Suite 2100, San Francisco, California        94104
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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004: $548,832*

     Indicate number of shares outstanding of each of the Registrant's classes of common stock:

  March 25, 2005 -- Common Stock, $0.0001 par value           1,844,739 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                               See Exhibit Index.

* This aggregate value is computed at the last sale price of the common stock as of June 30, 2004. It does not include the value of Common Stock held by Directors and Executive Officers of the Registrant and members of their immediate families.

                               TABLE OF CONTENTS

Item 1.   Business
Item 2.   Description of Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
                        Report of Independent Certified Public Accountants CONSOLIDATED BALANCE SHEETS CONSOLIDATED STATEMENTS OF OPERATIONS CONSOLIDATED STATEMENTS OF CASH FLOWS CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B.  Other Information
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accountant Fees and Services
Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

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

         Operating decisions for the two wholly owned mortgage banking businesses are made by managers of the business units. All major investment and capital allocation decisions are made by Sutter's senior executive officers.

Company History under Prior Management

         The Company was incorporated in Delaware in July 1999 originally under the name Shochet Holdings Corporation. From July 1999 through August 31, 2001, it provided full service, discount brokerage and related non-proprietary financial services and products such as financial planning, insurance and annuities, through its wholly-owned subsidiaries: (1) Shochet Securities, Inc. ("Shochet Securities or "SSI"), (2) Shochet Investment Advisors Corp. and (3) Shochet Mortgage Corporation. SSI previously operated six branch offices in Florida.

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

         On March 28, 2002, there was a change in control of the Company when its majority shareholder, Firebrand Financial Group, Inc. ("Firebrand") sold 1,213,675 shares or approximately 56.45% of its common stock to Sutter Opportunity Fund 2, LLC ("SOF2").

Company History under Current Management

         On April 9, 2002, to reflect new management and ownership, the Company changed its name from Shochet Holdings Corporation to Sutter Holding Company, Inc., and its new (current) management completely changed the business plan and direction for the Company.

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

         On December 20, 2002, the Company changed its fiscal year end from January 31 to December 31.

         On January 14, 2003 the Company acquired Easton Mortgage Corporation ("Easton"). As a result, Easton became Sutter's first wholly owned operating subsidiary. Easton is a wholesale mortgage bank located in San Francisco, California and is licensed in California.

         On December 11, 2003, the Company acquired Progressive Lending LLC ("Progressive"). Progressive is a retail mortgage bank with offices in Arizona, California, Nevada and Washington and is licensed in Arizona, California, Idaho, Illinois, Montana, Nevada, Oregon and Washington.

         On September 27, 2004, the Company hired Debra Dehn-Hunt as Senior Vice President of Finance and Controller. With over twelve years of finance and accounting experience, she is an important and welcome addition to the Company's accounting and finance staff.

         On January 26, 2005, the Company acquired FLF, Inc. dba Diversified Risk Insurance Brokers ("Diversified Risk"). Founded in 1977 and headquartered in Emeryville, Diversified Risk is one of the twenty-five largest commercial property and casualty insurance brokers in northern California. Diversifed Risk is licensed in approximately 44 states and, through a consultative approach to brokering, provides insurance services to such industries as agriculture, construction, education, real estate, technology and transportation. As a result of this transaction, Diversified Risk is currently the Company's largest shareholder.

Business Description

         Sutter is a holding company comprised primarily of two operating subsidiaries, Easton and Progressive. Both subsidiaries are mortgage banks that derive a majority of their revenues from originating residential mortgages in the following states: Arizona, California, Nevada and Washington. For the 2004 fiscal year, Sutter, through its wholly owned subsidiaries, engaged in residential mortgage origination which management considers a single business segment. Today, however, due to the recent acquisition of Diversified Risk, Sutter is a more diversified financial services holding company comprised of two distinct business segments: insurance brokerage and mortgage banking. Therefore, in future Company SEC filings, management expects to provide segmented reporting of periodic financial information.

         In Sutter's primary business of residential mortgage origination, the Company does not hold loans for investment, service loans or take credit risk except in very limited circumstances from the time of funding to the time of sale, which is normally eight to ten business days.

Easton

         Easton is a wholesale mortgage bank that originates and brokers residential mortgages primarily in California through independent mortgage loan brokers and other intermediaries. Occasionally, Easton acts as a broker for small commercial mortgages. During fiscal 2004, Easton originated approximately $48.1 million in banked and brokered conventional and non-conventional mortgages.

         Easton has two primary warehouse lines of credit in the aggregate amount of $7.0 million, including $3.0 million from Flagstar Bank, FSB ("Flagstar") and $4.0 million from Gateway Bank FSB ("Gateway") respectively, that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. Easton has a secondary warehouse line of credit in the amount of $250,000, from Flagstar, that it uses to fund and warehouse second mortgages under substantially similar terms and circumstances as exist with the primary line of credit facility. There are minimum capital and tangible net worth requirements imposed separately by Flagstar and Gateway which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

Progressive

         Progressive is a retail mortgage bank that originates and brokers residential mortgages primarily in Arizona, California, Nevada and Washington through its own sales force of loan officers. Most of Progressive's sales leads come from professional and personal referrals. During fiscal 2004, Progressive originated approximately $153.0 million in banked and brokered conventional and non-conventional mortgages.

         Progressive has two primary warehouse lines of credit in the aggregate amount of $8.0 million, including $5.0 million from Flagstar and $3.0 million from Provident Funding Services ("Provident"), that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. There are minimum capital and tangible net worth requirements imposed separately by Flagstar and

Provident which are checked quarterly and are necessary to maintain the access and use of the warehouse lines. For fiscal 2004, Progressive received a compliance waiver from Flagstar with respect to a profitability requirement.

Types of Loans

         Easton and Progressive originate mortgage loans that generally fall into one of the following three categories:

 o Prime Mortgage Loans -- These are prime credit quality first-lien mortgage loans secured by single- (one-to-four) family residences.
 o Prime Home Equity Loans -- These are prime credit quality second-lien mortgage loans secured by single-(one-to-four) family residences, including home equity lines of credit.
 o Sub-prime Mortgage Loans -- These are first-and second-lien mortgage loans secured by single- (one-to-four) family residences, made to individuals with credit profiles that do not qualify for a prime loan.

         The majority of loan production consists of Prime Mortgage Loans. Prime Mortgage Loans include conventional mortgage loans, Federal Housing Administration-insured mortgage loans and Veterans Administration-guaranteed mortgage loans. The majority of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. Some of the conventional loans we produce either have an original loan amount in excess of the current $359,650 Fannie Mae and Freddie Mac loan limit or otherwise do not meet Fannie Mae or Freddie Mac guidelines.

Competition

         There are numerous mortgage banks of various sizes that compete, locally and nationally, with Easton and Progressive for business on an ongoing basis. In particular, California is a highly competitive market for mortgage loan business given its population and economic significance in the US economy. At any given time, any one of our competitors may be capable of offering products similar to or prices better than those offered by either Easton or Progressive, or any other mortgage bank competitor. However, it is unlikely that this could always be the case since all competitors in the mortgage industry generally have access to the same products and prices. Moreover, in a service industry, what differentiates one mortgage bank from another is the quality of service manifested by customer retention. While Easton and Progressive are not household names, their customer retention is high and the quality of their services is believed to be equal to or better than those provided by their competitors.

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

Employees

         Sutter, its subsidiaries and affiliates, had a total of 63 regular employees at December 31, 2004.

Additional Information on Sutter

         Sutter's periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC's website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Sutter Holding Company, Inc., 220 Montgomery Street, Suite 2100, San Francisco, CA 94104, Attn: Corporate Secretary. Also, copies of these reports are available to the public in the SEC's Public Reference Room located at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).


Item 2. Description of Properties

         The physical properties used by the Registrant and its subsidiaries are summarized below:

                                                   Type of        Owned/    Approx. Square
Business          Location                         Property       Leased      Footage
Sutter         San Francisco, CA                   Corporate      Leased       1,800
                                                   offices
Easton         San Francisco, CA                   Offices        Leased       2,400
Progressive    Scottsdale, AZ; San Francisco,      Offices        Leased      11,200
               CA; Las Vegas NV and Spokane, WA

Item 3. Legal Proceedings

         During fiscal 2003, the Company received two notices of potential claims in the aggregate amount of approximately $488,000. These potential claims are over four years old and involve parties that have no business relationship or contact with present management or the Company. While current management believes that the ultimate outcome of these claims will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties and unfavorable rulings, however unlikely, could occur. Depending on the amount and timing, an unfavorable outcome of one or both of these matters could have a material adverse effect on the Company's business, cash flows, operating results or financial position. An accurate estimate of potential loss from pending claims cannot be made at this time.

Item 4. Submission of Matters to a Vote of Security Holders

         None


                                     PART II


Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

Market Information

         Sutter's common stock trades on the Over-the-Counter ("OTC") Bulletin Board (symbol: SRHI).

         The following table sets forth high and low sales prices per share for the Company's common stock during fiscal 2004 and 2003 based on the Company's December 31 fiscal year end, as reported by NASD-OTC. A public trading market for the Company's common stock is not well established. These quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions.

           For the Year Ended December 31, 2004
-----------------------------------------------------------
                                         Stock Price
Period Ended                         High           Low
                                     ----           ---
March 31, 2004                       $9.00         $9.00
June 30, 2004                       $11.00         $5.10
September 30, 2004                   $8.95         $3.40
December 31, 2004                    $6.00         $3.10


           For the Year Ended December 31, 2003
-----------------------------------------------------------
                                         Stock Price
Period Ended                         High           Low
                                     ----           ---
March 31, 2003                      $11.20        $11.00
June 30, 2003                       $12.00        $11.20
September 30, 2003                  $12.00         $7.00
December 31, 2003                   $10.50         $7.00


Shareholders

         Sutter had approximately 40 holders of record of its common stock at March 25, 2005.

Dividends

         Sutter has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Payment of dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other factors, earnings and future anticipated capital requirements.

Securities Authorized for Issuance under Equity Compensation Plans

         The following is a summary of the Registrant's equity compensation plans under which equity securities are authorized for issuance as of December 31, 2004:

                                                                                    Number of securities
                                                                                   remaining available for
                                                                                    future issuance under
                              Number of securities to       Weighted-average         equity compensation
                              be issued upon exercise      exercise price of          plans (excluding
                              of outstanding options    outstanding options and    securities reflected in
Plan Category                    and warrants (a)             warrants (b)             column (a)) (c)
Plans approved by
security holders                      100,550                    $6.30                     99,450
Plans not approved by
security holders                      273,250                    $11.91                    101,750
                             -------------------------- ------------------------- --------------------------
Total                                 373,800                    $10.40                    201,200
                             ========================== ========================= ==========================

         In the past, the Company's three senior executive officers had been entitled to receive annual awards of stock options as provided for in their employment agreements. Forty thousand options were awarded to two senior executive officers during the 2003 and 2002 fiscal years; these same officers elected not to receive any option award in fiscal 2004. A third senior executive officer was awarded forty thousand options during the 2004 fiscal year. These options vest in equal amounts over three years and expire ten years from their respective dates of issuance. During 2004, the Company's three senior executive officers unanimously elected to waive their entitlements to such option awards in favor of a new proposal, submitted to and unanimously approved by the Board, to award option grants to each of the three senior executive officers whenever an acquisition or merger is consummated. The general terms of any such future option grants under the new proposal are outlined in the senior executive officers' amended and restated employment agreements, copies of which were filed February 1, 2005 on Form 8-K with the SEC, and are incorporated herein by reference.

         Of the amount in column (a) above, 60,000 represent warrants granted to certain employees of Easton at the time of acquisition, and 1,250 represent warrants granted in 2002 to a former Company independent spokesperson. In addition, 20,000 represent warrants granted to an immediate family member of an officer of the Company in connection with a loan made to the Company; such Company officer expressly disclaims any beneficial interest in these warrants.

Issuer Purchases of Equity Securities

         None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     Date        Number of      Value of                   Description
                               Securities
                   Shares         Sold
--------------- ------------- -------------    ---------------------------------

    10/1/2004        16,667      $100,000     Shares of common stock issued to
                                              certain officers of the Company
                                              for cash

    12/31/2004           175       175,000    Shares of preferred stock issued
                ------------- -------------   to qualified investors for cash
                      16,842      $275,000
                ============= =============

         The proceeds from the sales of these securities were used for working capital purposes.

Item 6. Selected Financial Data

Selected Financial Data for the Past Five Years

                                                        2004           2003           2002           2001            2000
Revenues:
Total revenues(1)                                    $2,714,874     $1,771,748             $0        $25,000             N/A
Earnings:
Net loss from continuing operations                 ($1,387,498)     ($685,490)     ($772,634)     ($660,000)             N/A

Net loss from discontinued operations(2)                    N/A            N/A            N/A     (5,287,000)     (3,075,000)
Net loss per share -- basic and diluted(3)               ($3.24)        ($2.39)        ($4.86)       ($47.10)        ($27.77)
Year-end data:
Total assets                                         $8,248,081     $9,257,516     $1,965,646     $1,178,000      $9,469,000
Debt and obligations                                  2,724,403      5,037,338      1,008,376        816,000         751,000
Shareholders' equity                                  2,926,443      1,401,516        996,639        366,000       6,281,000

------------------------------------------------------

Notes:
In 2002, the Company changed its fiscal year end from January 31 to December 31. Therefore, the data presented for fiscal 2002 is for the eleven months ended December 31, 2002.

(1) Prior to fiscal 2003, the Company was not engaged in the mortgage business. In 2002, the Company was not engaged in any operating business. Prior to 2002, the Company operated primarily as a broker-dealer under different and unaffiliated management.
(2) In 2001, the Company, under a different name and under prior management, took write-downs on certain assets of discontinued businesses.
(3) All numbers are split-adjusted to reflect a 1:20 reverse stock split which occurred on June 13, 2002.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Executive Summary

         Sutter is a holding company that owns two operating businesses in the mortgage banking industry. Sutter's mortgage subsidiaries, Easton and Progressive, earn revenue by originating, processing, funding and brokering primarily residential mortgages. Sutter also has three non-core, minority investments in one private and two public companies involved in the precious metal mining and technology industries, respectively. These private investments are not considered by management to be an integral part of the future operations or plans of the Company. Presently, management desires and intends to grow Sutter through continued acquisitions in the financial services industry that are most likely to complement its current financial service businesses.

         Mortgage banking is a cyclical business. Operating performance is subject to fluctuate from quarter to quarter and from year to year based upon numerous market factors, the most significant of which are trends and future anticipated changes in interest rates, and the likely impact such changes could have on borrowers' decisions. During 2004, the mortgage banking sector experienced fairly steady, if somewhat declining, loan volume accompanied by eroding profit margins. Loan volume continued to decline from 2003 levels due to fewer refinancings and steadily rising interest rates driven by six consecutive quarter-point increases by the Federal Reserve of the Federal Funds rate. Profit margins at mortgage banks of all sizes have suffered due to the increased price competition for purchase money mortgages and a largely unchanged supply of qualified borrowers. Consistent with last year, management believes that borrowers generally expect interest rates to rise in the future, or at least not to decline enough for them to consider another refinancing. Competition for purchase money mortgages is likely to intensify in the near term as mortgage banks re-think their strategies and adjust their product offerings to accommodate anticipated market and interest rate trends. Combination loans or "80/20 combo loans" as they are commonly called which consist of a first mortgage for 80% of a property's value and a second mortgage for 20% of a property's value (essentially 100% home mortgage financing), as well as interest-only mortgage loans were the most common loan types in 2004 and are expected to be preferred by borrowers for the foreseeable future given the current interest rate environment. While the Company offers these mortgage products and others competitively, management believes that the Company's operating performance is likely to continue to fluctuate in concert with that of the overall industry.

         Sutter acquired the mortgage banks of Easton and Progressive at different times in fiscal 2003. The Company had no operating business in fiscal 2002 which makes a direct comparison of operating performance for fiscal years prior to 2003 difficult, if not meaningless. Moreover, Sutter changed its fiscal year end to December 31 from January 31 in 2002 resulting an eleven month fiscal year for 2002 which further complicates any direct fiscal year comparisons prior to 2003.

                                     2004             2003            2002

Total revenues(1)                 $2,714,874      $1,771,748              $0
Total expenses                    $3,963,160      $2,137,494        $751,923

Earnings:
Net loss from continuing
    operations(2)                ($1,387,498)      ($685,490)      ($772,634)
Net loss per share - basic
    and diluted(3)                    ($3.24)         ($2.39)         ($4.86)

------------------------------------------------------------------
Notes:
In 2002, the Company changed its fiscal year end from January 31 to December 31. Therefore, the data presented for fiscal 2002 is for the eleven months ended December 31, 2002.

(1) Prior to fiscal 2003, the Company was not engaged in any business. Prior to 2002, the Company operated primarily as a broker-dealer under different and unaffiliated management.

(2) Includes: a gain on extinguishment of debt of $656,987 and an other than temporary impairment loss of $232,043 in 2004; and an other than temporary impairment loss of $462,306 in 2003.

(3) All numbers are split-adjusted to reflect a 1:20 reverse stock split which occurred on June 13, 2002.


Operating results for the twelve months ended December 31, 2004 as compared with the twelve months ended December 31, 2003

Revenues

Total revenues for the twelve months ended December 31, 2004 were $2,714,874 versus $1,771,748 for the twelve months ended December 31, 2003. The increase in revenues is due to the addition of Progressive's operations and their impact on revenues for the entire 2004 fiscal year. Progressive's impact on fiscal 2003 revenues was minimal given that the Company had acquired Progressive during the last month of the fiscal year. The Company had interest income related to mortgage operations of $27,588, net of interest expense of $135,528, for the twelve months ended December 31, 2004, and interest income of $26,647, net of interest expense of $133,235, for the twelve months ended December 31, 2003.

Expenses

         Total expenses were $3,963,160 for the twelve months ended December 31, 2004 as compared to $2,137,494 for the twelve months ended December 31, 2003. The increase in total expenses is primarily the result of the addition of Progressive's operations and their impact on expenses for the entire 2004 fiscal year. Professional fees and service also contributed to the overall increase in expenses for the year. Total expenses are comprised primarily of general and administrative expenses and professional fees.

         Effective May 1, 2004, Sutter relocated its corporate headquarters within San Francisco to new leased office space located at 220 Montgomery Street, Suite 2100, San Francisco, California 94104. Sutter's Easton and Progressive subsidiaries moved to the same location where Progressive will also base its California operations. The consolidation of Sutter's corporate headquarters with Easton's operations and Progressive's California operations under a single seven year lease is expected to reduce that portion of total expenses related to office rent.

         The Company incurred no bad debt expense for the twelve months ended December 31, 2004 as compared to $100,000 for the twelve months ended December 31, 2003. In 2003, the Company wrote off the $100,000 net carrying value in a note receivable from a non-core investment in Grupo Bufete and recorded a $100,000 bad debt expense for the year due to the uncertainty of collection.

Interest Expense

         The Company had interest expense of $515,205 for the twelve months ended December 31, 2004 as compared to interest expense of $259,671 for the twelve months ended December 31, 2003. The increase in interest expense is primarily the result of funded indebtedness incurred due to acquisitions.

Income Tax Expense

         The Company incurred income tax expense of $850 for the twelve months ended December 31, 2004 as compared to income tax expense of $883 for the twelve months ended December 31, 2003. The Company has federal net operating loss carry-forwards in the amount of $2,010,568 as of December 31, 2004 which may be applied to offset future taxable income. The deferred tax asset from these net operating loss carry-forwards was fully reserved at December 31, 2004.

 Gain on Extinguishment of Debt

         The Company realized a gain on the extinguishment of debt in the amount of $656,987 during fiscal 2004 in connection with the early retirement of the RCH note. The RCH note was a seller-financed note originally entered into by the Company in conjunction with the acquisition of Easton in January 2003. The Company was presented with an opportunity by one of the noteholders to prepay the RCH note obligation at a substantial discount to its then outstanding balance plus accrued interest of approximately $1.9 million.

Net Losses

         The Company reported a net loss of ($1,388,348) for the twelve months ended December 31, 2004 as compared to a net loss of ($686,373) for the twelve months ended December 31, 2003. The increase in net loss is primarily the result of poor operating performance at the Company's mortgage subsidiaries. During the fourth quarter, the Company's senior management decided to integrate the operations of its two mortgage subsidiaries in an effort to improve future operating performance and efficiency in our mortgage banking business. The integration process entails a thorough evaluation of all of the Company's current mortgage operations, as well as customer relationships, and is expected to be completed sometime during the second quarter of 2005.

Operating results for the twelve months ended December 31, 2003 as compared with the eleven months ended December 31, 2002

Revenues

Total revenues for the twelve months ended December 31, 2003 was $1,771,748 versus $0 (zero) for the eleven months ended December 31, 2002. The increase in revenues is the result of the Company's acquisition of Easton in January of 2003. The Company existed essentially as a public shell for the 2002 fiscal year. The Company had interest income related to mortgage operations of $26,647, net of interest expense of $133,235, for the twelve months ended December 31, 2003, and $0 (zero) interest income for the eleven months ended December 31, 2002.

Expenses

         Total expenses were $2,137,494 for the twelve months ended December 31, 2003 as compared to $527,899 for the eleven months ended December 31, 2002. The increase in total expenses is the result of the Company's acquisitions of Easton and Progressive in January and December, respectively, of 2003. Total expenses are comprised primarily of general and administrative expenses, interest expense and professional fees.

         The Company recorded a bad debt expense of $100,000 for the twelve months ended December 31, 2003 as compared to $0 (zero) for the eleven months ended December 31, 2002. The Company had a note receivable that was originally a $175,000 judgment receivable from Grupo Bufete, secured by an investment interest. In 2002, the Company recorded a $75,000 provision for uncollectibles which resulted in a $100,000 net carrying value for the note receivable during 2003. In 2003, the Company wrote off the remaining $100,000 net carrying value for the note receivable and recorded a $100,000 bad debt expense for the year due to the uncertainty of collection.

Interest Expense

         The Company had interest expense of $259,671 for the twelve months ended December 31, 2003 as compared to interest expense of $21,510 for the eleven months ended December 31, 2002. The increase in interest expense is primarily due to debt obligations incurred in connection with the acquisition of Easton.

Income Tax Expense

         The Company had income tax expense of $883 for the twelve months ended December 31, 2003 as compared to income tax expense of $800 for the eleven months ended December 31, 2002. The Company had federal net operating loss carry-forwards in the amount of $711,000 as of December 31, 2003, which may be applied to offset future taxable income. The deferred tax asset from these net operating loss carry-forwards was fully reserved at December 31, 2003.

Net Losses

         The Company reported a net loss of ($686,373) for the twelve months ended December 31, 2003 as compared to a net loss of ($773,434) for the eleven months ended December 31, 2002. The reduction in net loss is the result of the positive effect on earnings of the acquisitions of Easton and Progressive in January and December of 2003, respectively.

Share Repurchases

         None

Impact of Inflation

         Sutter's management believes that the impact of inflation, although indirect, could be material to its revenue or income from continuing operations in the short term. Historical economic data suggests that interest rates and inflation are highly correlated. Given our disclosure in the Executive Summary section above on the potential impact of changes in interest rates on Sutter's mortgage business, it makes sense that if inflation were to increase significantly in the short term, more likely than not the result will be a significant increase in interest rates in the short term which could materially adversely effect Sutter's mortgage business. However, in the long term, inflation and interest rate changes are likely to have little or no direct effect on revenue or income from continuing operations of Sutter's mortgage business since borrowers' decisions tend to be less influenced by long term changes to inflation and interest rates.

Liquidity and Capital Resources

         Sutter had cash and cash equivalents of $193,997 and $96,971 as of December 31, 2004 and 2003, respectively, and $625,491 as of December 31, 2002.

         Cash provided by operating activities was $242,458 for the period ended December 31, 2004 as compared to $1,269,452 for the period ended December 31, 2003, and cash used in operating activities of $1,301,653 for the period ended

December 31, 2002. The decrease in operating cash flow from fiscal 2003 to fiscal 2004 is primarily the result of a decline in mortgage loan volume. In 2002, the Company had no operating businesses from which to generate cash flow from operations. Cash provided by investing activities was $123,747 for the period ended December 31, 2004 as compared to cash used in investing activities of $1,532,939 and $1,645,787 for the periods ended December 31, 2003 and 2002, respectively. The increase in cash from investing activities is due to the absence of any significant investment purchases, as well as an increase in proceeds from the sale of certain non-core investments during fiscal 2004. Cash used in financing activities was $269,179 for the period ended December 31, 2004 as compared to $265,033 for the period ended December 31, 2003, and cash provided by financing activities of $2,408,949 for the period ended December 31, 2002. Under current management, the Company has made investments in operating and non-operating assets that, depending upon the type of investment, were categorized as investing activities. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the coming year and which are necessary to achieve the Company's operating goals.

         As of December 31, 2004, Sutter had funded debt of $2,019,000 at a weighted average annual interest rate of approximately 9.3%. These long-term borrowings were incurred predominantly as a result of Sutter's two acquisitions during 2003. Management believes that the Company's cost of borrowing is reasonable given the Company's small size and current market capitalization.

         Sutter's two mortgage subsidiaries each have their own warehouse lines of credit provided to them by financial institutions. Easton has two primary warehouse lines for an aggregate of $7.0 million, and a secondary warehouse line for $250,000. Progressive has two primary warehouse lines for an aggregate of $8.0 million. These warehouse lines of credit are used for the temporary funding of mortgage loans until they are purchased by investors. The warehouse lines of credit may be cancelled by their issuing financial institutions at any time upon thirty days notice to the Company or its subsidiaries. The Company's subsidiaries have certain covenants in connection with these warehouse lines of credit. In each case, the covenants include a requirement that the subsidiary maintain a minimum tangible net worth of $250,000, and a current ratio greater than one. The Company and its subsidiaries were in compliance with all covenants at December 31, 2004, except Progressive received a waiver for fiscal 2004 with respect to a profitability requirement.

         Management believes operating cash flow is reasonably likely to be sufficient to cover operating expenses in the coming fiscal year. However, overall liquidity could be adversely affected if there is a short-term decrease in demand for our subsidiaries' mortgage products. Management believes the Company has short-term resources available to sufficiently cover such market volatility typical of the mortgage business, as well as current commitments. Moreover, management expects to be able to raise additional cash in the short-term from the sale of certain non-core investments.

         Management expects to grow the Company through further acquisitions of complementary financial service businesses in the future where the consideration given will be predominantly common stock of Sutter. For example, the consideration given in the Company's acquisition of Diversified Risk Insurance Brokers, completed on January 26, 2005, was comprised of 80% common stock and 20% cash. However, management anticipates that the Company may have to raise capital for working capital purposes and future acquisitions in the next twelve months. In the event cash is necessary to consummate a future acquisition, the Company has sufficient external cash resources. Provided Sutter can achieve the necessary growth in revenue, cash flow and operations in the short term, management anticipates being able to raise additional long-term capital. The Company's overall capital needs are continually reviewed to ensure that its capital base can support current business needs and future estimated business needs. Based upon these reviews, the Company believes that its capital structure is adequate for current operations and any reasonably foreseeable future needs.

         Management anticipates making small capital expenditures to implement a new accounting platform, as well as incurring additional expenses in the second half of fiscal 2005 associated with the implementation and compliance of Section 404 of the Sarbanes-Oxley Act. Certain elements of the Sarbanes-Oxley Act have already been implemented. Management believes that the Company currently maintains sufficient liquidity to cover these and other existing requirements, and provide for contingent liquidity.

Off-Balance Sheet Arrangements

         In the normal course of business, the commitment, funding and closing of brokered mortgage loans occurs on the same day. Therefore, the Company has no such related off-balance sheet arrangements, risks or guarantees.

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

                                                                      Payments due by period
                             -------------------------------------------------------------------------------------------------------
Contractual Obligations          Total            2005           2006          2007          2008          2009        2010 or later
                                 -----            ----           ----          ----          ----          ----        -------------

Debt obligations              $2,019,000         $881,500     $412,500      $725,000            $0            $0                $0
Lease obligations              1,507,953          411,319      346,752       198,329       162,688       166,656           222,208

Total                         $3,526,953       $1,292,819     $759,252      $923,329      $162,688      $166,656          $222,208

The data above does not reflect reductions in long-term debt which are the result of separate agreements entered into by the Company and/or its subsidiaries subsequent to the fiscal year end.


Critical Accounting Policies

Revenue Recognition

         When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the principal amount of the loan as mortgages held for sale. Once the loan is purchased by an investor, usually within ten business days of funding, the principal amount of the loan is deducted from the Company's outstanding balance on its warehouse line of credit. It then recognizes mortgage sales along with origination and related fees. The costs and fees associated with originating and processing loans funded on our warehouse lines of credit are included in cost of sales at the time the loan is sold. Commission revenue on brokered loans is recognized at the time commission revenue on brokered loans is received.

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

Investments

         Marketable equity securities are classified as securities available for sale and reported at estimated fair value. Unrealized gains and losses, after applicable taxes, are reported in cumulative other comprehensive income. We use current quotations, where available, to estimate the fair value of these securities. Where current quotations are not available, we estimate fair value based on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. We reduce the asset value when we consider the declines in the value of marketable equity securities to be other-than-temporary and record the estimated loss in "realized gains or losses" in the statement of operations. The initial indicator of impairment for equity securities is a sustained decline in market price below the amount recorded for that investment. We consider the length of time and the extent to which market value has been less than cost and any recent events specific to the issuer and economic conditions of its industry. At December 31, 2004, Sutter does not have any marketable equity securities.

         Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities generally are accounted for at cost. We reduce the asset value when we consider declines in value to be other-than-temporary.

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company realized an investment gain of $24,122 in 2004, and investment losses of $61,801 and $224,024 in 2003 and 2002, respectively.

         The Company had other than temporary impairment losses of $232,043 in 2004, $462,306 (exclusive of $100,000 in bad debt expense) in 2003, and none in 2002. These assets are non-core assets that were acquired prior to the acquisitions of our operating businesses, and therefore are not likely to have any impact on future operations.

Purchase Price Allocation and Intangible Assets

         A significant amount of judgment is required in performing goodwill and identifiable intangible asset impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Sutter's reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over its implied value is then charged to earnings as an impairment loss.

         Sutter's consolidated financial position reflects certain investments in non-core public and private businesses. All investments in non-core private businesses have been fully reserved. All investments in non-core public businesses are carried at the lower of cost or fair value. In the case of investments carried at fair value, considerable judgment is required in determining the assumptions used in arriving at fair value and to what extent, if any, such investments are impaired. Significant changes in these assumptions can have a significant effect on carrying values.

Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 123, as revised in 2004, Share-Based Payment ("Statement 123R"), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be measured and reflected in the financial statements based on the estimated fair value of the awards. The Company's management intends to adopt and implement the rules and guidelines as set forth in Statement 123R during fiscal 2005 according to deadlines established by FASB. The Company believes the adoption of Statement 123R is likely to have a significant adverse impact on its future consolidated statements of operations and earnings per share.

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

         The Company is subject to potential interest rate risk in primarily three ways. First, there is interest rate risk arising from the timing difference between the time a loan is funded and the time it is purchased by an investor from the Company's warehouse line of credit. This type of interest rate risk is mitigated by the fact that a funded loan spends between eight and ten business days on the Company's warehouse line prior to purchase, and that the Company will not fund a loan until the borrower has locked in a borrowing rate at which the Company knows it can sell a loan to an investor. Second, the Company is subject to general fluctuations in market interest rates for debt instruments, particularly rising interest rates. To the extent that changes in such rates influence borrowers' decisions to postpone entering into mortgage loans today in favor of doing so in the future or not at all, the Company's business and profitability may be adversely affected in the short-term. Third, to the extent market interest rates for corporate debt increase in the future, the Company's cost of debt capital may increase which could result in increased interest payments. This increase in interest payments may adversely affect the Company's cash flow and profitability. Currently, the interest rates charged on all of the Company's debt are fixed, and so an increase in market interest rates will not have any effect on the Company's existing interest payments.

         Occasionally, circumstances arise whereby a loan funded on one of our warehouse lines of credit takes longer than eight to ten business days to be purchased by an investor. Such occurrences are infrequent, but may be considered to give rise to potential interest rate risk as long as the funded loan remains on our balance sheet. This potential risk is mitigated by the fact that the rate we are charged for funded loans on our warehouse line is tied to the Prime Rate, and adjusts to changes in the Prime Rate. Therefore, the Company is not subject to additional risk due to short-term changes in interest rates that may occur while a loan remains outstanding on one of its warehouse lines of credit.

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

         The Company relies on certain key personnel to manage the business and generate revenue on an ongoing basis. If one or more of those key personnel were to quit, leave or retire, the Company's revenues, profitability and short-term future growth prospects may be adversely affected. The Company has employment agreements with most of its key personnel and has implemented an employee stock option plan during fiscal 2004.

Item 8. Financial Statements and Supplementary Data


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Sutter Holding Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sutter Holding Company, Inc. and Subsidiaries as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.



/s/ Burr, Pilger & Mayer LLP
San Francisco, California
March 25, 2005

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Sutter Holding Company, Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheet of Sutter Holding Company, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutter Holding Company, Inc. and Subsidiaries at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP

March 26, 2004
San Francisco, California




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

/s/ REGALIA & ASSOCIATES

Danville, California
March 6, 2003

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      As of                    As of
                                                                                December 31, 2004       December 31, 2003
                                                                               --------------------    ---------------------
ASSETS


         Cash and cash equivalents                                                       $ 193,997                 $ 96,971
         Accounts receivable                                                                82,795                   37,212
         Prepaid expenses                                                                   48,142                   44,290
         Mortgages held for sale                                                         2,618,044                3,020,753
         Non-marketable investments, at cost                                               237,040                  985,053
         Property and equipment, net                                                       154,335                  258,706
         Identifiable intangible and other assets                                          379,535                  330,785
         Goodwill                                                                        4,534,193                4,483,746
                                                                               --------------------    ---------------------
TOTAL ASSETS                                                                           $ 8,248,081              $ 9,257,516
                                                                               ====================    =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable and accrued expenses                                           $ 759,388                $ 318,344
         Mortgage warehouse line of credit                                               2,597,235                2,986,485
         Interest payable                                                                   34,195                    8,885
         Debt to unrelated parties                                                         268,926                  588,551
         Debt to related parties                                                         1,661,894                3,953,735
                                                                               --------------------    ---------------------
     Total Liabilities                                                                   5,321,638                7,856,000
                                                                               --------------------    ---------------------

         Commitments and contingencies (Notes 8 and 16)

     Stockholders' Equity
         Preferred stock, $0.0001 par value
             125,000 authorized; 175 issued and outstanding                                      -                        -
         Common stock, $0.0001 par value
             1,875,000 authorized; 634,674 and 351,942 issued and outstanding
             at December 31, 2004 and December 31, 2003, respectively                           63                       35
         Additional paid-in capital                                                      7,180,528                4,669,164
         Treasury stock                                                                   (959,622)                (604,665)
         Accumulated deficit                                                            (3,294,526)              (2,663,018)
                                                                               --------------------    ---------------------
     Total Stockholders' Equity                                                          2,926,443                1,401,516
                                                                               --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 8,248,081              $ 9,257,516
                                                                               ====================    =====================

           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           For the eleven
                                                                      For the twelve months ended           months ended
                                                                              December 31,                   December 31,
                                                                    -----------------------------------    ----------------
                                                                          2004                2003                2002
                                                                    ---------------     ---------------    ----------------
Revenues:
     Net gain on sales of mortgages                                    $ 1,239,907           $ 502,056                 $ -
     Mortgage commissions on brokered loans                              1,447,379           1,243,045                   -
     Interest income net of interest expense of $135,528, $133,235
        and $0, respectively                                                27,588              26,647                   -
                                                                    ---------------     ---------------    ----------------
Total revenues                                                           2,714,874           1,771,748                   -
                                                                    ---------------     ---------------    ----------------
Expenses:
     General and administrative                                          2,969,326           1,294,868             433,955
     Depreciation and amortization                                         252,269              46,758                 748
     Professional fees and other expenses                                  491,745             304,129              93,196
     Other than temporary impairment loss                                  232,043             462,306                   -
     Other expenses                                                         17,777              29,433                   -
                                                                    ---------------     ---------------    ----------------
Total expenses                                                           3,963,160           2,137,494             527,899
                                                                    ---------------     ---------------    ----------------
     Net operating loss                                                 (1,248,286)           (365,746)           (527,899)
                                                                    ---------------     ---------------    ----------------
Other Income
     Realized gain (loss) on sale                                           24,122             (61,801)           (224,024)
     Interest and dividend income                                           38,396               1,728                 799
     Other interest expense                                               (515,205)           (259,671)            (21,510)
     Inducement to convert debt to equity                                 (343,512)                  -                   -
     Realized gain on extinguishment of debt                               656,987                   -                   -
                                                                    ---------------     ---------------    ----------------
        Total other income                                                (139,212)           (319,744)           (244,735)
                                                                    ---------------     ---------------    ----------------
Loss from continuing operations                                         (1,387,498)           (685,490)           (772,634)
     Provision for income taxes                                                850                 883                 800
                                                                    ---------------     ---------------    ----------------
Net loss                                                              $ (1,388,348)         $ (686,373)         $ (773,434)
                                                                    ===============     ===============    ================

Net income (loss) per share -- basic and diluted                           $ (3.24)            $ (2.39)            $ (4.86)

Weighted Average Shares Outstanding                                        428,341             287,584             158,996

           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            For the eleven
                                                                       For the twelve months ended           months ended
                                                                    December 31,                             December 31,
                                                                    -----------------------------------    ----------------
                                                                          2004                2003                2002
                                                                    ---------------    ---------------     ----------------
OPERATING ACTIVITIES
     Net loss                                                         $ (1,388,348)        $ (686,373)          $ (773,434)
     Realized (gain) loss on the sales of investments, net                 (24,122)            61,801              230,724
     Inducement to convert debt to equity                                  343,512                  -                    -
     Depreciation and amortization                                         252,269             46,758                  748
     Other than temporary impairment loss                                  232,043            562,306                    -
     Amortization of discount on debt                                      138,226             33,507                    -
     Unrealized loss on investment                                               -                  -              (62,500)
     Adjustments to reconcile net loss
       to net cash (used in) provided by operating activities:
        Accounts receivable                                                (45,583)            34,080               (8,528)
        Prepaid expenses                                                    (3,852)           (15,204)              (1,836)
        Mortgages held for sale                                            402,709          1,175,747                    -
        Accounts payable and accrued expenses                              441,044             83,793             (715,859)
        Income taxes payable                                                     -             (6,367)                 800
        Interest payable                                                    25,310            (19,347)              28,232
        Other assets                                                      (130,750)            (1,249)                   -
                                                                    ---------------    ---------------     ----------------
Net cash provided by operating activities                                  242,458          1,269,452           (1,301,653)
                                                                    ---------------    ---------------     ----------------
INVESTING ACTIVITIES
     Capital expenditures                                                  (65,898)            (6,126)              (1,994)
     Proceeds from sales of investments                                    240,092             70,944                    -
     Purchases of subsidiaries, net of cash                                (50,447)        (1,507,469)          (1,545,269)
     Purchases of other investments                                              -            (90,288)             (98,542)
                                                                    ---------------    ---------------     ----------------
Net cash provided by (used in) investing activities                        123,747         (1,532,939)          (1,645,805)
                                                                    ---------------    ---------------     ----------------
FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                168,000             50,000            1,458,970
     Proceeds from issuance of preferred stock                             175,000                  -                    -
     Proceeds from issuance of warrants                                          -                  -              103,030
     Proceeds from issuance of notes payable                               731,216          2,121,000            1,008,376
     Decrease in mortgage warehouse line of credit                        (389,250)        (1,155,073)                   -
     Repayment of notes payable                                           (954,145)        (1,207,222)             (66,000)
     Purchases of stock for treasury                                             -            (73,738)             (95,427)
                                                                    ---------------    ---------------     ----------------
Net cash used in financing activities                                     (269,179)          (265,033)           2,408,949
                                                                    ---------------    ---------------     ----------------

Net change in cash and cash equivalents for the period                      97,026           (528,520)            (538,509)
Cash and cash equivalents, beginning of period                              96,971            625,491            1,164,000
                                                                    ---------------    ---------------     ----------------
Cash and cash equivalents, end of period                                 $ 193,997           $ 96,971            $ 625,491
                                                                    ===============    ===============     ================
Additional cash flow information:
     Cash interest paid                                                  $ 135,271          $ 168,151             $ 53,910
     Cash paid for income taxes                                                850                833                  800
Supplemental disclosure of non-cash investing and financing activities:
     Beneficial conversion of unrelated party note to equity             $ 107,500                $ -                  $ -
     Issuance of shares to wholly owned subsidiary                         354,957            252,500                    -
     Issuance of shares for Progressive acquisition                              -            500,000                    -
     Issuance of shares to acquire other equity securities                       -          1,030,000                    -
     Issuance of shares to related parties for granting loans                    -             40,000                    -
     Issuance of shares to related parties on conversion of debt                 -            100,000                    -
     Return and retirement of shares upon disposal of an investment              -            800,000                    -
     Forgiveness of unrelated party debt                                   656,987                  -                    -
     Reclass of related party note to unrelated party note               1,337,735                  -                    -
     Non cash acquisition of shares through dividend                     2,084,230                  -                    -
     Assumption of unrelated party note by independent third party
        in conjunction with the sale of an investment                      300,000                  -                    -
     Non-cash acquisition of shares through dividend                       756,840                  -                    -
     Acquisition of shares for treasury                                          -             18,738                    -
     Fair value of warrants issued with debt                                35,025                  -                    -

           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Sutter Holding Company, Inc.
Consolidated Statement of Stockholders' Equity

                                                         Additional                                     Other         Total
                                 Preferred        Common Paid-In    Treasury Accumulated  Subscriptions Comprehensive Stockholders'
                         Shares  Stock     Shares Stock  Capital    Stock    Deficit      Receivable    Income        Equity
                                 --------- ------ ------ ---------- -------- ------------ ------------- ------------- -------------
Balances,
  January 31, 2002(1)      -      $ -   2,245,000  $ -  $10,196,000 $(238,000)  $(9,574,000) $ (18,000)         $ -      $ 366,000

Repayment of loans to
  officers(2)              -        -        -       -           -          -             -     18,000            -         18,000
Repurchase of shares(2)    -        -     (95,000)   -           -    (95,427)            -          -            -        (95,427)
Reverse stock split (1:20) -        -  (2,042,500)   -           -          -             -          -            -
Issuance of common stock   -        -     136,536           904,869         -             -          -            -        904,869
Reclass par value of
  common stock             -        -           -   24         (24)         -             -          -            -              -
Issuance of
  options/warrants         -        -           -    -      166,422         -      (103,030)         -            -         63,392
Sale of subsidiary         -        -           -    -  (7,898,080)         -     8,473,819          -            -        575,739
Net loss                   -        -           -    -           -          -      (773,434)         -            -       (773,434)
Unrealized losses on
  investments              -        -           -    -           -          -             -          -      (62,500)       (62,500)
                      -------------------------------------------------------------------------------------------------------------
Balances,
  December 31, 2002        -      $ -     244,036 $ 24  $ 3,369,187 $(333,427)  $(1,976,645)       $ -    $ (62,500)     $ 996,639

Issuance of common stock   -        -     185,402   19    1,972,481         -             -          -            -      1,972,500
Repurchase of shares       -        -     (77,496)  (8)   (854,992)  (271,238)            -          -            -     (1,126,238)
Issuance of
  options/warrants                  -           -    -      182,488         -             -          -            -        182,488
Net loss                   -        -                -            -         -      (686,373)                      -    -  (686,373)
Reclassification of
  realized gain (loss)     -        -           -    -            -         -             -          -       62,500         62,500
                      --------------------------------------------------------------------------------------------------------------
Balances,
  December 31, 2003        -      $ -     351,942 $ 35   $ 4,669,164 $(604,665)  $(2,663,018)       $ -         $ -    $ 1,401,516

Issuance of common stock   -        -      24,223    2       167,998                       -          -           -        168,000
Issuance of preferred
  stock                  175        0           -    -       175,000                       -          -           -        175,000
Beneficial note
  conversion feature       -        -           -    -       107,500        -              -          -           -        107,500
Issuance of shares to
  wholly owned subsidiary  -        -      37,276    4       354,953 (354,957)             -          -           -              -
Non-cash acquisition of
  shares in conjunction
  with extingishment of
  debt                     -        -    (126,140) (13)    (756,827)        -        756,840          -           -              -
Inducement to convert debt
  to equity                -        -           -    -       343,512        -              -          -           -        343,512
Issuance of common stock
  in conjunction with
  Extinguishment of dept   -        -     347,373   35     2,084,203        -              -          -           -      2,084,238
Issuance of warrants       -        -                -        35,025        -              -          -           -         35,025
Net loss                   -        -           -    -     -                -     (1,388,348)                     -      1,388,348)
                       -------------------------------------------------------------------------------------------------------------
Balances,
  December 31, 2004        175      $ 0   634,674 $ 63   $ 7,180,528 $(959,622)  $(3,294,526)       $ -         $ -     $ 2,926,443

-------------------------------

Notes:
(1) During the 2002 calendar year, the Company's fiscal year end was changed from January 31 to December 31.
(2) Former officers of the Company effected this transaction prior to entering into the Stock Purchase Agreement dated
March 28, 2002, which resulted in the sale of a controlling interest in the Company.

           See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

                          SUTTER HOLDING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

1. Significant Accounting Policies and Practices

(a) Organization and Basis of Consolidation

         Sutter Holding Company, Inc. ("Sutter" or "Company") is a holding company owning subsidiaries engaged primarily in residential mortgage banking. Sutter also has minority investments in other businesses engaged in a variety of activities, as identified herein. The Company has determined that its residential mortgage banking operations constitute a single business segment.

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

         All inter-company accounts and transactions have been eliminated. Certain amounts in 2003 and 2002 have been reclassified to conform with the current year presentation.

         The integration of our two mortgage banking subsidiaries into one operating unit and the addition of the insurance broker, Diversified Risk, in January 2005, are each expected to contribute positively to the future stability and growth of operating cash flow, performance and liquidity. However, liquidity could be adversely affected if there is a short-term decrease in demand for either of Easton's or Progressive's mortgage products. Management believes the Company has short-term resources available to sufficiently cover such events typical of the mortgage business as well as current commitments.

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

(c) Cash Equivalents

         Cash equivalents consist of funds invested in money market accounts and other investments with maturities of three months or less when purchased.

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

         The Company had no significant commitments classified as derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133") at December 31, 2004 and 2003. Specifically, the Company does not enter into fixed interest rate lock commitments and the Company's forward sales commitments under its bank warehouse lines of credit are for only very short periods of time and result in no valuable derivatives contracts.

(e) Investments

         Marketable equity securities are classified as securities available for sale and reported at estimated fair value. Unrealized gains and losses, after applicable taxes, are reported in cumulative other comprehensive income. We use current quotations, where available, to estimate the fair value of these securities. Where current quotations are not available, we estimate fair value based on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. We reduce the asset value when we consider the declines in the value of marketable equity securities to be other-than-temporary and record the estimated loss in "realized gains or losses" in the statement of operations. The initial indicator of impairment for equity securities is a sustained decline in market price below the amount recorded for that investment. We consider the length of time and the extent to which market value has been less than cost and any recent events specific to the issuer and economic conditions of its industry. At December 31, 2004, Sutter does not have any marketable equity securities.

         Non-marketable equity securities include securities that are not publicly traded. We review these assets at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment's cash flows and capital needs, the viability of its business model and our exit strategy. These securities generally are accounted for at cost. We reduce the asset value when we consider declines in value to be other-than-temporary. We recognize the estimated loss from equity investments in provision for impairment.

         Realized investment gains and losses are recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company realized an investment gain of $24,122 in 2004, and investment losses of $61,801 and $224,024 in 2003 and 2002, respectively.

         The Company had other than temporary impairment losses of $232,043 in 2004, $462,306 (exclusive of $100,000 in bad debt expense) in 2003, and none in 2002. These assets are non-core assets that were acquired prior to the acquisitions of our operating businesses, and therefore are not likely to have any impact on future operations.

 (f) Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is provided principally on the straight-line method over estimated useful lives as follows: equipment, furniture and fixtures, 3 to 10 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

(g) Intangible Assets

         As a result of the acquisition of Progressive in 2003, Sutter acquired identifiable intangible assets such as a customer list, valued at $260,000, and a non-compete agreement with a certain key employee, valued at $60,000, in the aggregate amount of $320,000. The customer list is being amortized over a period of five years and the non-compete agreement is being amortized over a period of two years. These intangible assets were valued by an independent valuation firm in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

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

         Intangible assets are subject to annual impairment tests. An impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.

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

(i) Revenue Recognition

         Gains on Sales of Mortgages:

            When the Company funds a loan to a borrower through its warehouse line of credit but prior to selling the loan, it records the principal amount of the loan as mortgages held for sale. Once the loan is purchased by an investor, usually within ten business days of funding, the principal amount of the loan is deducted from the Company's outstanding balance on its warehouse line of credit. The Company recognizes gains on sales of loans for the difference between the sales price and the adjusted cost basis of the loans when the title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

         Loans held for sale represent originated mortgage loans held for sale to permanent investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees.

The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis.

            Loan Origination Fees and Direct Origination Costs:

            The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. During 2004, management elected to change the Company's policy with respect to salaries, compensation and commission costs related to mortgage banking activities to more accurately reflect the direct relationship between such costs and loan origination revenues. During the current year, such salaries, compensation and commission costs have been charged to incremental direct loan origination costs. During fiscal 2003, such salaries, compensation and commission costs were charged to general and administrative expenses.

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

(k) Accounting for Stock-Based Compensation

         At December 31, 2004, as discussed more fully in Note 12, the Company has a formal stock-based compensation plan. The Company accounts for its grants of options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for the three years ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (as amended by SFAS 148) "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                        Year Ended December 31,
                                       ---------------------------------------------------------
                                            2004                 2003                2002
                                       ----------------    -----------------    ----------------
   Net loss applicable to common
stockholders, as reported              $   (1,388,348)     $      (686,373)     $     (773,434)
   Total stock-based employee
compensation expense included in the
net loss, net of related tax effects                -                    -                   -
   Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                $     (311,835)     $      (195,312)     $      (55,665)
                                       ----------------    -----------------    ----------------
   Pro forma net loss applicable to
common stockholders                    $   (1,700,183)     $      (881,685)     $     (829,099)
                                       ----------------    -----------------    ----------------
   As reported loss per share          $        (3.24)     $         (2.39)     $        (4.86)
                                       ----------------    -----------------    ----------------
   Pro forma loss per share            $        (3.97)     $         (3.07)     $        (5.21)
                                       ----------------    -----------------    ----------------

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

                                          2004       2003        2002
Weighted averages of assumptions:
Exercise price of common stock           $10.90     $11.50      $11.00
Annual discount rate                      4.33%      4.24%       4.06%
Annual dividend rate                      0.00%      0.00%       0.00%
Expected volatility                      25.00%     25.00%      25.00%
Expected term (years)                       7.5        8.8         8.6


(l) Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, mortgages held for sale, and accounts payable approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. Investments at year end represent private equity securities; current book value of these investments represents the best estimate of market value. The Company does not hold or issue financial instruments for trading purposes.

         The debt to unrelated and related parties has substantially fixed interest rates and remains substantially unchanged at year end. The warehouse lines of credit carry interest rates that are indexed or float with market rates such as the "Prime Rate" and remain substantially unchanged at year end. As a result, the Company estimates that the book value of its debt approximates fair value.

(m) Net Loss Per Share

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

                                               Year Ended December 31,
                            ---------------------------------------------------
                                  2004              2003             2002
                            ---------------- ----------------  ----------------
Numerator:
Net loss applicable to
common stockholders         $   (1,388,348)  $     (686,373)   $     (773,434)
                            ---------------- ----------------  ----------------
Denominator:
Weighted average
common stock                       428,341          287,584           159,996
                            ---------------- ----------------  ----------------
Net loss per share:
Basic and diluted           $        (3.24)  $        (2.39)     $      (4.86)
                            ---------------- ----------------  ----------------

         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented:

                                  December 31,
                            ----------------------------------------------------
                                  2004              2003              2002
                            ---------------- ----------------  ----------------
Common stock options            292,550           168,000            80,000

Common stock warrants            81,250            61,250                 0


         In April 2004, the Company issued 35,952 shares to Easton to help it meet certain capital requirements. In August 2004, the Company elected to issue 347,373 shares of its common stock to Knight Fuller, Inc. ("KFI") in full satisfaction of its debt obligation to KFI. At the time of issuance, the Company held 126,140 shares of KFI common stock in the form of a non-core investment, and received 126,140 shares of its own common stock for the Company's pro rata share of the issuance. All of the above shares are issued and outstanding, and are reflected as treasury stock on the Company's balance sheet. They do not affect earnings per share.

(n) Advertising Costs

         The Company expenses advertising costs as they are incurred (aired or printed). For the year ended December 31, 2004 and December 31, 2003, the Company expensed $113,771 and $52,861 of advertising costs, respectively. There were no advertising costs incurred during the eleven month period ended December 31, 2002.

(o) Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 123, as revised in 2004, Share-Based Payment ("Statement 123R"), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be measured and reflected in the financial statements based on the estimated fair value of the awards. The Company's management intends to adopt and implement the rules and guidelines as set forth in Statement 123R during fiscal 2005 according to deadlines established by FASB. The Company believes the adoption of Statement 123R is likely to have a significant adverse impact on its future consolidated statements of operations and earnings per share.

2. Significant Business Acquisitions

         On November 23, 2004, the Company signed a definitive agreement with FLF, Inc. d/b/a Diversified Risk Insurance Brokers ("Diversified Risk"), a commercial property and casualty insurance broker based in Emeryville, California. Founded in 1977, Diversified Risk is one of the largest, independently owned commercial insurance agencies in California. The company provides services to a broad range of clients in the transportation, construction, professional, technology, medical, municipal and property industry segments, and maintains long-standing relationships with a number of major insurance carriers. The consideration offered to Diversified Risk's shareholders consisted of 20% cash and 80% in Sutter common stock. All of Diversified Risk's former shareholders have signed employment agreements. On January 26, 2005, this transaction was completed.

         A summary of the assets acquired and the consideration paid is as follows:

Tangible assets acquired, net                             $414,000
Identifiable intangible assets acquired                  4,800,000
Goodwill                                                 3,861,000
                                                    ---------------
Net assets acquired                                     $9,075,000
                                                    ===============

Cash consideration                                      $1,815,000
Fair value of stock provided                             7,260,000
                                                    ---------------
Total consideration                                     $9,075,000
                                                    ===============

         The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the acquisition been consummated on such dates, nor do they give effect to the synergies, cost savings and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof or for any period ended on the date hereof or for any other future date or period. Had we acquired Diversified Risk at the beginning of the prior period, our results of operations would have been as follows:

                                                             For the year ended
                                                                December 31,
                                                                    2004

Total revenues                                                $   6,679,254
Net loss                                                         (1,680,045)
Net loss per basic and diluted common share                   $       (1.03)


         The amount of consideration paid in connection with the acquisition was determined by extensive "arms-length" negotiation among the parties. Sutter funded the acquisition of the assets in cash from its working capital plus proceeds from borrowings. There was no material relationship between Diversified Risk and Sutter or any of Sutter's affiliates, directors or officers, or any associate of any such director or officer.

         Sutter amortizes the intangible assets, separate from goodwill, acquired in the Diversified Risk acquisition to expense over a period of seven years, which is the estimated useful life of such assets. Goodwill from the acquisition of Diversified Risk is amortizable for tax purposes.

         On December 11, 2003, Sutter completed the acquisition of all of the outstanding membership interests of Progressive Lending, LLC ("Progressive") pursuant to a stock purchase agreement by and among Sutter and William S. (`Steve") Howard, Jr. The operations of Progressive from December 11, 2003 are included in the consolidated financial statements for 2003. This acquisition significantly increases Sutter's mortgage banking operations and is expected to contribute to its growth and geographic presence. The purchase price is subject to reduction if Progressive does not earn at least $500,000 in each of the two years following closing. Progressive's senior management has agreed to stay with the company and intends to grow its operations significantly.

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


3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from mortgage origination activities. Receivables are comprised of the following at December 31, 2004 and 2003:

                            December 31,
                       ------------------------
                          2004         2003
                       ------------ -----------

Trade receivables         $82,795     $37,212


4. Investments

         Investments are comprised of the following at December 31, 2004 and 2003:

                                                  December 31,
                                     ---------------------------------------
                                            2004                2003
                                     ------------------- -------------------

Niman Ranch Inc.                                     $0            $753,010
Tesoro Gold Co.                                       0             200,000
Knught Fuller Inc. (KFI)                        237,040                   0
Other investments                                     0              32,043
                                     ------------------- -------------------
                              Total            $237,040            $985,053
                                     =================== ===================


                                           Gross          Gross
                                          Unrealized     Unrealized     Reported
                                Cost        Gains          Losses         Value
December 31, 2004          -----------------------------------------------------
Non-marketable securities
held for investment           $469,083        $0          $232,043      $237,040

December 31, 2003
Non-marketable securities
held for investment         $1,481,512        $0          $496,459      $985,053


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

         As of December 31, 2004, the Company owned approximately 116,140 shares of common stock of KFI. During 2004, these shares were not readily marketable. On January 6, 2005, KFI shares began trading on the OTC Bulletin Board under the symbol KNTF.OB.

5. Property and Equipment

         Property and equipment consist of the following at December 31, 2004 and 2003:
                                                  December 31,
                                     ----------------------------------------
                                            2004                 2003
                                     -------------------- -------------------
Furniture, equipment &
   leasehold improvements                      $328,546            $274,981
Accumulated depreciation                       (174,211)            (16,275)
                                     -------------------- -------------------
Furniture, equipment &
   leasehold improvements, net                 $154,335            $258,706
                                     ==================== ===================

6. Identifiable Intangibles and Other Assets
                                                   December 31,
                                      ----------------------------------------
                                             2004                 2003
                                      -------------------- -------------------
Customer list, net of
   accumulated amortization
   of $54,796 and $2,796 at
   December 31, 2004 and
   December 31, 2003                             $205,204            $257,204
Non-compete agreement, net
   of accumulated amortization
   of $31,613 and $1,613 at
   June 30, 2004 and December
   31, 2003                                        28,388              58,387
Other assets                                      145,943              15,194
                                      -------------------- -------------------
Total identifiable intangible
   and other assets, net                         $379,535            $330,785
                                      ==================== ===================

7. Goodwill

         Sutter accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. The carrying amount of goodwill increased during fiscal 2004 due to a final purchase price adjustment provided for in the Stock Purchase Agreement related to the acquisition of Progressive. Goodwill of acquired businesses consisted of the following in 2004 and 2003:

                                                     December 31,
                                          ------------------------------------
                                                2004               2003
                                          ------------------ -----------------

Balance at the beginning of year                 $4,483,746                $0
Additions to existing business                       50,447         4,483,746
                                          ------------------ -----------------
Balance at the end of year                       $4,534,193        $4,483,746
                                          ================== =================

8. Commitments and Contingencies

         For the first four months of 2004, Sutter rented office space from Sutter Capital Management (a related party) under an operating lease, and Sutter's subsidiaries, Easton and Progressive, rented office space from independent third party lessors under operating leases in three separate locations: San Francisco, CA, Scottsdale, AZ and Spokane, WA. Rent expense was $383,892 and $115,954 for 2004 and 2003, respectively. Minimum future lease payments under all existing leases consist of the following at December 31, 2004:

                        Minimum                                   Minimum
Year ending           Future Cash           Deferred           Future Lease
  December 31,       Lease Payments         Payments              Expense
                    -----------------  -----------------  ----------------------
         2005          411,319                3,401                414,720
         2006          346,752               (4,535)               342,217
         2007          198,329               (8,503)               189,826
         2008          162,688              (16,439)               146,249
         2009          166,656              (20,407)               146,249
   thereafter          222,208              (27,209)               194,999
                  -------------------  ----------------   ----------------------
       Totals      $ 1,507,952           $  (73,692)       $     1,434,260
                  ===================  ================   ======================

         In May 2004, the Company entered into a new property lease agreement for approximately 6,000 square feet of office space in downtown San Francisco. The new lease allowed Sutter to consolidate its headquarters office and the office of its Easton subsidiary into one central office. This new location also allowed space for Sutter's Progressive subsidiary to have a retail office presence in northern California. The new lease agreement is for seven years, commences on May 1, 2004 and is expected to meaningfully reduce total office rental costs for the foreseeable future. Sutter's new office address is: 220 Montgomery Street, Suite 2100, San Francisco, CA 94104. In May of 2004, the Progressive subsidiary opened a new office located in Las Vegas, Nevada; this new lease agreement is for 3 years.

         During fiscal 2003, the Company received two notices of potential claims relating to some of the Company's former businesses under prior management. These potential claims are over four years old and involve parties that have no business relationship or contact with present management or the Company. While current management believes that the ultimate outcome of these claims will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties and unfavorable rulings, however unlikely, could occur. Depending on the amount and timing, an unfavorable outcome of one or both of these matters could have a material adverse effect on the Company's business, cash flows, operating results or financial position. An accurate estimate of potential loss from pending claims cannot be made at this time.

         Easton has two primary warehouse lines of credit in the aggregate amount of $7.0 million, including $3.0 million from Flagstar Bank, FSB ("Flagstar") and $4.0 million from Gateway Bank FSB ("Gateway") respectively, that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. Easton has a secondary warehouse line of credit in the amount of $250,000, from Flagstar, that it uses to fund and warehouse second mortgages under substantially similar terms and circumstances as exist with the primary line of credit facility. There are minimum capital and tangible net worth requirements imposed separately by Flagstar and Gateway which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

         Progressive has two primary warehouse lines of credit in the aggregate amount of $8.0 million, including $5.0 million from Flagstar and $3.0 million from Provident Funding Services ("Provident"), that it uses to fund and warehouse mortgages until such mortgages are bought by investors, which purchases typically occur within eight to ten business days of funding. These loans are pre-sold by the time the Company funds the loan. There are minimum capital and tangible net worth requirements imposed separately by Flagstar and Provident which are checked quarterly and are necessary to maintain the access and use of the warehouse lines.

         The above facilities are made available to Easton/Progressive on an annual basis. The interest rate charged on borrowings under the above warehouse lines of credit is the prime rate. For the year ended December 31, 2004, the weighted-average interest rate for borrowings under all of the above warehouse lines of credit was approximately 5.32%.

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

         Net Worth Requirements - The Company's subsidiaries, Easton and Progressive, are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, Freddie Mac, HUD and other investors. At December 31, 2003, the highest minimum net worth requirement applicable to the Company was $250,000. As discussed earlier, the Company issued shares to its subsidiaries to help them meet their net worth requirements. As of December 31, 2004, the Company's subsidiaries met their respective net worth requirements.


9. Debt to Unrelated and Related Parties

     Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of December 31, 2004 and 2003:

                                                December 31,
                                  ----------------------------------------
                                         2004                 2003
                                  -------------------- -------------------
Debt to unrelated parties:
15.00% note due 2005                          $25,000                  $0
8.00% note due 2006, net of
  unamortized discount of
  $56,074 at December 31,
  2004, and $78,211 at
  December 31, 2003                           243,926             521,789
10.00% notes due 2007                               0              66,762
                                  -------------------- -------------------
                           Total             $268,926            $588,551
                                  ==================== ===================
Debt to related parties:
8.00% convertible note due 2005                    $0          $1,666,000
10.00% note due 2005                           57,000                   0
10.00% note due 2005                           37,000           1,787,735
12.50% note due 2005, net of
   unamortized discount of
   $32,106 at December 31, 2004               617,894                   0
6.00% note due 2007                           500,000             500,000
6.00% note due 2007                           450,000                   0
                                  -------------------- -------------------
                           Total           $1,661,894          $3,953,735
                                  ==================== ===================

         The 8.00% unrelated party note due 2006 in the principal amount of $300,000 is convertible, at the holder's option, into shares of Sutter common stock at the lesser of $15.00 per share or the prevailing market price of Sutter's common stock at the time of conversion, provided however, that in no event shall the conversion result in greater than 4.9% ownership of outstanding Sutter common stock. Included in the convertible debt item is $56,074 of unamortized discount which will be amortized using the effective interest method over the life of the loan. The total beneficial interest conversion feature is approximately $107,500 and is being amortized to interest expense over the life of the loan.

         Total interest on debt to related parties was $311,997 and $125,777 in 2004 and 2003, respectively.

         Maturities of the above debt at December 31, 2004 are as follows:

                                       Related          Non-Related
                                        Party              Party
      Year ending December 31,        Principal          Principal
                                  ------------------ ------------------

                            2005           $856,500            $25,000
                            2006            112,500            300,000
                            2007            725,000                  0
                            2008                  0                  0
                            2009                  0                  0
                      thereafter                  0                  0
                                  ------------------ ------------------
                                         $1,694,000           $325,000
                                  ================== ==================


         The two 6.00% related party notes were issued by subsidiaries and are not guaranteed by Sutter. They were issued in connection with the acquisitions of Easton and Progressive, respectively. The 6.00% related party note with a $500,000 principal balance is due and payable in 2007 subject to an earnout. The 6.00% related party note with a $450,000 principal balance is fully amortizing with interest payable monthly and any outstanding principal balance due in 2007.

10. Income Taxes

         The Company files consolidated federal and combined state tax returns with its subsidiaries. A rate reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                        2004          2003         2002
                                        ----          ----         ----

Tax at statutory rate                  34.0%         34.0%        34.0%
State Income Taxes, net
   of federal benefit                   5.8%          5.8%         5.8%
Meals and Entertainment                -0.7%         -0.5%        -0.1%
Change in Valuation
   Allowance                          -36.1%        -39.3%       -35.7%
Other                                  -3.0%         -0.1%        -4.1%
                                ------------- ------------- ------------
Tax provision recorded                  0.0%          0.0%        -0.1%
                                ============= ============= ============

         As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $2,010,568. The net operating loss carry forwards will expire at various dates through 2017, if not utilized.

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

         Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                         December 31,
                                              ----------------------------------
                                                   2004               2003
                                              ---------------    ---------------
Deferred tax assets:
   Net operating loss carry forwards              $792,000            $283,000
   Capital loss carry forwards                           0             128,000
   Impairment reserve for investments
     and note receivable                           274,000             239,000
   Depreciation and amortization                    97,000              10,000
   Accrued compensation                                  0              25,000
   Other, net                                            0               1,000
                                              ---------------    ---------------
                     Total deferred tax assets   1,163,000             686,000
Valuation allowance                             (1,163,000)           (686,000)
                                              ---------------    ---------------
Net deferred tax assets                                 $0                  $0
                                              ===============    ===============


         As of December 31, 2004 and 2003, the Company had deferred tax assets of approximately $1,163,000 and $686,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $477,000, $280,000 and $276,000 during the years ended December 31, 2004, 2003 and 2002, respectively.


11. Common Stock

         Changes in issued and outstanding Sutter common stock during the three years ended December 31, 2004, December 31, 2003 and December 31, 2002 are shown in the table below.

                                              Common Stock, $0.0001 Par Value
                                               (1,875,000 shares authorized)
                                               Shares issued and outstanding
                                          --------------------------------------

Balance at January 31, 2002                                           2,250,000
                                             -----------------------------------
Reverse split 1:20                                                      112,500
Issuances during the year                                               131,536
                                             -----------------------------------
Balance at December 31, 2002                                            244,036

Issuances during the year                                               185,402
Repurchase during the year                                             (77,496)
                                             -----------------------------------
Balance at December 31, 2003                                            351,942

Issuances during the year                                               282,732
                                             -----------------------------------
Balance at December 31, 2004                                            634,674
                                             ===================================

12. Stock Options

         Prior to July 2004 the Company did not have a have a formal stock option plan. Certain members of current management have received non-qualified stock options during the past three years. Stock options activity for 2004, 2003 and 2002 is presented in the following table.

                                                          2004                          2003                          2002
                                                --------------------------    --------------------------    ------------------------
                                                              Weighted                       Weighted                      Weighted
                                                  Number       Average          Number       Average          Number       Average
                                                    of        Exercise            of         Exercise           of         Exercise
                                                  Shares        Price           Shares        Price           Shares        Price
                                                ----------- --------------    ------------ -------------    ------------ -----------
Options outstanding at beginning of year           168,000         $11.43          80,000        $11.00               0           0
Options granted                                    124,850          $7.31          88,000        $11.83          80,000      $11.00
Options exercised                                        0              0               0             0               0           0
Options expired or cancelled                          (300)         $5.00               0             0               0           0
                                                ----------- --------------
                                                                              ------------ -------------    ------------ -----------
Options outstanding at end of year                 292,550          $9.67         168,000        $11.43          80,000      $11.00
                                                =========== ==============    ============ =============    ============ ===========

Options exercisable at end of year                  91,000         $10.90          26,666        $11.00               0           0
Options available for future grant                 282,150                        207,000                       295,000

         The weighted average fair value of options granted during 2004, 2003 and 2002 is $2.58, $5.02 and $5.16 per option share, respectively.

         The status of outstanding options as of December 31, 2004 is presented in the following table.

                                                                   Weighted
                                                                    Average
                                                                   Remaining
                                                    Number of     Contractual
Exercise Price                                      Shares        Life (yrs)
                                                ---------------- --------------

Outstanding options:
          $4.00                                           1,000            4.1
          $5.00                                          12,600            4.0
          $6.00                                          22,500            4.8
          $7.00                                          44,750            4.2
          $9.00                                          44,000            8.8
         $10.10                                           8,000            4.0
         $11.00                                          80,000            7.6
         $12.00                                          80,000            8.6
Exercisable options:
          $7.00                                           8,333            4.0
         $10.10                                           2,667            4.0
         $11.00                                          53,333            7.6
         $12.00                                          26,666            8.6

13. Warrants

         In December 2004, the Company granted 20,000 warrants to purchase common stock to an immediate family member of an officer of the Company in conjunction with the execution of a Stock Purchase and Loan Agreement; the Company officer related to the recipient of the warrants expressly disclaims any beneficial interest in these warrants. These warrants have an exercise price of $6.00 per share and expire in December 2009. The estimated fair value of these warrants at the time of issuance was computed at $35,025 using the Black-Scholes option pricing model with the following assumptions: a risk free interest rate of 3.5%, expected dividend yield of zero percent (0%), term equal to five years, expected volatility of 25.0%, and a common stock price per share of $6.00.

         All warrants issued and outstanding prior to 2003 have expired.


14. Employee Benefits

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


15. Certain Relationships and Related Party Transactions

         For fiscal 2004, Mr. Dixon, Mr. Knuff, and Easton president Mr. Birch, each personally guaranteed two warehouse lines of credit on behalf of Easton, in the aggregate amount of $3,250,000. None of the guarantors received any compensation for providing these guarantees.

         On December 15, 2004, the Company entered into a Stock Purchase and Loan Agreement, with Heather B. Knuff, the spouse of a Company officer, under which Mrs. Knuff loaned $650,000 to the Company. As part of the agreement, Mrs. Knuff received 20,000 warrants to purchase common stock. Subsequently, on January 31, 2005, the Company paid back $200,000 to Mrs. Knuff, reducing the outstanding principal amount of the loan to $450,000. Mr. Knuff expressly disclaims any beneficial interest in this agreement or the related warrants.


16. Other Commitments and Contingencies

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of our agreements that management has determined are within the scope of FIN 45.

         The Company has agreed to indemnify each of its executive officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors' and officers' liability insurance policy that should enable us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of December 31, 2004 and 2003, respectively.

17. Quarterly Data (Unaudited)

         A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited.

                                                           First           Second           Third           Fourth
                                                          Quarter         Quarter          Quarter         Quarter
                                                         -------------  -------------  -------------  -------------
2004
Total revenues                                               $628,716       $727,053       $562,031       $797,074
Net (loss) income                                           ($346,983)     ($333,806)     ($781,368)       $73,809
Net (loss) income per share -- basic and diluted               ($0.98)        ($1.00)        ($1.61)         $0.13
2003
Total revenues                                               $696,655       $478,840       $466,494       $202,921
Net income (loss) per share -- basic and diluted             $271,092        $24,369        $26,687    ($1,008,521)
Net income (loss) per share -- basic and diluted                $1.09          $0.10          $0.10         ($3.68)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On November 18, 2003, the Company's Board of Directors accepted the resignation of Regalia & Associates ("R&A"), as its principal independent accountants. R&A had approached members of the Board of Directors shortly after R&A had completed performing its annual audit for fiscal 2002 and, at that time, had expressed its desire to cease providing auditing services to the Registrant because R&A claims it is unable to deliver the level of services required by the Sarbanes-Oxley Act. However, R&A had agreed to remain as the Company's independent accountant through the satisfactory review of all of the Company's reports on Form 10-Q for the 2003 fiscal year. As a result of R&A's notification and decision, the Company's Board of Directors undertook a search for a new independent accountant.

         R&A's report on the Company's financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended December 31, 2002, and the subsequent interim periods through September 30, 2003, there were no disagreements with R&A on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of R&A would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K during such period.

         Effective as of November 18, 2003, the Company's Board of Directors approved and engaged the firm of BDO Seidman, LLP ("BDO"), San Francisco, California, as independent accountants for its fiscal year ending December 31, 2003 and beyond.

         On October 10, 2004, the Company received the resignation of BDO Seidman, LLP ("BDO") as its principal independent accountants. BDO's report on the Company's financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year ended December 31, 2003, and the subsequent interim periods through October 10, 2004, the date of BDO's resignation, there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for that period, nor have there been any "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K during such period.

         Effective as of October 12, 2004, the Company's Board of Directors approved the engagement of, and engaged, the firm of Burr, Pilger & Mayer, LLP ("BPM"), San Francisco, California, as independent accountants for its fiscal year ending December 31, 2004 and beyond. The Company has not, during the two fiscal years ended December 31, 2003, and during the interim period prior to engagement of BPM, consulted BPM regarding (i) either the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any disagreement described under Item 304(a)(1)(iv) of Regulation S-K or any reportable event described under Item 304(a)(1)(v) of Regulation S-K.


Item 9A. Controls and Procedures

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

         As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Furthermore, the Company's senior management decided to research, identify and seek to implement as soon as practicable a new third-party hosted accounting software solution to better position the Company with respect to future compliance with respect to Section 404 of the Sarbanes-Oxley Act from a financial controls and procedures perspective. As part of this new hosted accounting solution, senior management also decided to add to the Company's accounting staff. These changes are being implemented currently and should be effective sometime in the second quarter. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


Item 9B. Other Information

          On November 8, 2004, the Company entered into a Receipt, Settlement and Satisfaction Agreement (the "Satisfaction Agreement"), which amended certain provisions of the Stock Purchase Agreement dated January 14, 2003, by and between the Company and the former owners of Easton. The Satisfaction Agreement grants the Company the right to cancel the existing promissory notes in the sum of $1,854,497 on or before December 17, 2004, in return for a cash payment in the amount of $750,000 by the Company, and amended and restated notes in the amount of $450,000, provided any and all interest due under the promissory notes has been paid. On December 17, 2004, the Company exercised its right with respect to the Satisfaction Agreement and, as a result, significantly and favorably reduced its level of funded indebtedness.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         As of March 25, 2005, the Company's directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:

Name                                Age                       Position                        Since
---------------------------------- ------ ------------------------------------------------- ----------
William G. Knuff, III               37    Chairman and Chief Financial Officer                2002
Robert E. Dixon                     34    Vice Chairman and Chief Investment Officer          2002
R. Michael Collins                  39    President and Chief Executive Officer               2004
Peter F. Seidenberg                 36    Director and Audit Committee Chairman               2004
James M. Corroon                    65    Director                                            2005
Karen M. La Monte                   50    Secretary                                           2002

         Each director serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Officers serve at the discretion of the Board of Directors. Each executive officer serves in accordance with his employment agreement, which in the case of each of Messrs. Collins, Dixon and Knuff is for a period of five years from the commencement of their employment agreements. (See Item 11. Executive Compensation)

         WILLIAM G. KNUFF, III has served as a director since March 2002. He currently serves as Chairman of the Board and Chief Financial Officer. Prior to joining Sutter, Mr. Knuff was a mergers and acquisitions ("M&A") specialist at Robertson Stephens, Inc. where he advised companies on acquisitions in the biotechnology, telecommunications and financial services industries. Mr. Knuff is also a principal of Sutter Capital Management, LLC. Mr. Knuff holds an MBA from Cornell University and a BA from the University of Texas at Austin.

         ROBERT E. DIXON has served as a director since March 2002. He currently serves as Vice Chairman of the Board and Chief Investment Officer. Mr. Dixon also serves as the managing member of the investment firm of Sutter Capital Management, LLC ("SCM"). SCM is the manager of Sutter Opportunity Fund 2, LLC. Mr. Dixon holds an MBA from Cornell University and a BA from the University of California at Los Angeles. Mr. Dixon is also a Chartered Financial Analyst.

         R. MICHAEL COLLINS joined the Company on March 22, 2004. Mr. Collins has served as a director since April 2004. He currently serves as President and Chief Executive Officer. Prior to joining Sutter, Mr. Collins spent the last 10 years advising companies and private equity investors on M&A and related transactions. Most recently, he was a director at SG Cowen Securities Corporation, where he served as the head of Consumer M&A. Before SG Cowen, Mr. Collins was an M&A specialist at Robertson Stephens, Inc., and practiced law for several years at the firm of Kirkland & Ellis LLP where he represented leading private equity funds in all aspects of their business. Mr. Collins holds a JD from the Columbia University School of Law and a BA from Stanford University

         PETER F. SEIDENBERG has served as a director and as Audit Committee Chairman since January 2004. Mr. Seidenberg is currently Chief Financial Officer of Commerce One and a director of Nebraska Heavy Industries. From June 1998 to August 2004, Mr. Seidenberg served as director of finance and corporate controller for Plumtree Software which he helped grow from $2 million to over $80 million in revenue. Mr. Seidenberg holds a BS in Applied Economics and an MBA from Cornell University.

         JAMES M. CORROON was elected to serve as an independent director on the Company's Board of Directors on January 24, 2005. Mr. Corroon is currently Vice Chairman of Fort Point Insurance Services. He has also served as a director of Insweb since August 1996, and has served as Vice Chairman since May 1999. From July 1999 to December 2000, Mr. Corroon was a full-time employee of Insweb and a member of the senior management team. Prior to his involvement with Fort Point and Insweb, Mr. Corroon was a director of Willis Corroon of California. From

October 1966 to December 1995, Mr. Corroon held various management positions with Willis Corroon, and its predecessor entity Corroon & Black Corporation.

         KAREN M. LA MONTE has served as secretary of the Company since March 2002. Ms. La Monte also serves in various administrative capacities for Sutter Capital Management, LLC and has done so since June 1998.

Audit Committee Financial Expert

         The Company has an independent audit committee of one. Peter Seidenberg, a director of the company and a financial expert serves as the Audit Committee for all purposes relating to communications with the Company's auditors. In his capacity as Audit Committee Chairman, he is also responsible for the oversight of the Company's audit and disclosure process. Mr. Seidenberg is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

         The Company has and maintains a formal, written Code of Ethics. It was adopted by the Board of Directors in March 2004.

Item 11. Executive Compensation

         The following table sets forth the aggregate compensation paid to the Company's current and former executive officers for services rendered during the past three years:

                           Summary Compensation Table
--------------------------------------------------------------------------------
                                                 Annual              Long Term
                                              Compensation         Compensation
                                           -------------------  ----------------
                                                                   Securities
                                                                   Underlying
Name                                              Salary           Options
      Principal Position(s)         Year            ($)               (#)
----- --------------------------------------------------------------------------

William G. Knuff, III
      Chairman & Chief
      Financial Officer             2004          $93,295 (1)              -
                                    2003          $71,552             40,000
                                    2002           $8,753             40,000

Robert E. Dixon
      Vice Chairman & Chief
      Investment Officer            2004          $93,295 (1)              -
                                    2003          $71,552             40,000
                                    2002           $8,753             40,000

R. Michael Collins
      President & Chief
      Executive Officer             2004          $75,262 (1)         40,000

Roger N. Gladstone
      Former Chairman &
      Chief Executive Officer       2002 (2)     $120,000                  -

David F. Greenberg
      Former President &
      Chief Operating Officer       2002 (2)     $150,000                  -

     (1) Actual cash compensation paid in 2004 was $43,352 to each of Messrs. Knuff and Dixon, and $25,320 to Mr. Collins. In each case, the differences between reported salary and actual cash paid represent deferred salary.

     (2) For the period February 1, 2002 thru March 28, 2002. In each case the person resigned his positions as a result of and as a condition to the change of control that occurred on March 28, 2002.

Options

         Option grants in the last fiscal year to Named Executive Officers are as follows:

                                          Option Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------
                               Number of
                              Securities           Percent of          Exercise
                              Underlying         Total Options          Price                            Grant Date
                                Options            Granted to         Per Share        Expiration         Value(1)
Name                            Granted            Employees             ($)              Date               ($)
----------------------------------------------------------------------------------------------------------------------
R. Michael Collins              40,000               13.7%              $9.00          4/14/2014            $223,600

     (1) Calculated using the Black-Scholes options pricing model. An approximation of the three-year historical average of the S&P Volatility Index ("VIX") was assumed as a proxy for expected volatility. The rate, as of the grant date, on the 10-year US Treasury bond was assumed for the discount rate. The stock price on the date of grant was $9.00. As of March 18, 2005, none of the above options have vested.


         The following table sets forth aggregate option exercises in 2004, the number of securities underlying unexercised outstanding options held as of December 31, 2004, and the dollar value of unexercised, in-the-money options for the Named Executive Officers. There were no stock options exercised by any of the Named Executive Officers during 2004.

             Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
------------------------------------------------------------------------------------------------------------
                                 Number of Securities Underlying               Value of Unexercised
                                     Unexercised Options at                   In-the-Money Options at
                                      Fiscal Year-End 2004                    Fiscal Year-End 2004(1)
                               ------------------------------------     ------------------------------------
                                Exercisable        Unexercisable         Exercisable        Unexercisable
Name                                (#)                 (#)                  ($)                 ($)
------------------------------------------------------------------------------------------------------------
R. Michael Collins                   0                40,000                $0.00               $0.00
Robert E. Dixon                   40,000              80,000                $0.00               $0.00
William G. Knuff, III             40,000              80,000                $0.00               $0.00

     (1) The value of unexercised in-the-money options is calculated by multiplying the number of securities underlying such options by the difference between (i) the closing price of the common stock on the OTC Bulletin Board on the last trading day of the 2004 fiscal year ($5.00) and (ii) the option exercise price.

Compensation of Directors

         Directors who are also officers of the Company do not receive any compensation for their services as directors or otherwise in their capacities as directors. During fiscal 2004, non-officer, independent directors received $10,000 per year in cash compensation and a certain number of options issued at the discretion of the Board of Directors. For fiscal 2005, non-officer, independent directors will receive $25,000 per year ($6,250 per quarterly meeting attended) in cash compensation. An additional $2,000 per year ($500 per quarterly meeting attended) in cash compensation will be paid to each non-officer, independent director who also serves on a Board committee. At the discretion of the Board, stock options may also be awarded to non-officer, independent directors. Non-officer directors of the Company who do not qualify as "independent", as this term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, shall not receive any compensation for Board service.

Employment Agreements

         On January 25, 2005, the Company and each of Messrs. Collins, Dixon and Knuff amended certain provisions of their employment agreements to allow for the addition of a termination provision negotiated as a condition of the DRIB transaction, and to provide for an alternate method for the receipt of stock options in lieu of regular, ongoing annual grants. Copies of the employment agreements, as recently amended, were filed on Form 8-K with the SEC and are incorporated herein by reference.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The Company currently does not have a compensation committee. Messrs. Collins, Dixon, Knuff and Seidenberg participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Sutter's Board of Directors and current management generally believe that executive compensation should be tied to the long term performance of the Company. Evidence of this belief can be seen in the total amount of compensation awarded to the Company's senior executive officers, and in the fact that a significant number of Sutter's employees at Easton and Progressive received greater compensation than each of Sutter's senior executive officers during each of the past three years.

Performance Graph








                                [GRAPHIC OMITTED]










Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of March 25, 2005, with respect to the number of shares of common stock beneficially owned by
(i) each director of the Company, (ii) all directors and officers of the Company as a group and (iii) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities (the "Principal Stockholders"). This table is based on information provided to the Company or filed with the Securities and Exchange Commission (the "SEC") by the Company's directors, officers and Principal Stockholders. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock, based upon information furnished by such owners, have sole investment and voting power with respect to such shares. Applicable percentages below are based upon 1,844,739 diluted shares outstanding as of March 25, 2005, including any vested, unexercised stock options of the parties listed in the table below.

          Security Ownership of Certain Beneficial Owners & Management
--------------------------------------------------------------------------------
                                                    Amount and
                                                    Nature of        Percent
                                                    Beneficial          of
Name and Address of Beneficial Owner(1)             Ownership         Class
--------------------------------------------------------------------------------

Michael P. Flynn(2)                                     452,095         23.4%
Charles A. Leone(3)                                     386,183         20.0%
John C. Schreiner(4)                                    179,129          9.3%
Stephen S. Meeker(5)                                    169,939          8.8%
Sutter Opportunity Fund 2, LLC(6),
  220 Montgomery Street, Suite 2100,
  San Francisco, CA 94104                               129,531          6.7%
William G. Knuff, III(7)                                 81,764          4.2%
William S. Howard, Jr.(8)                                49,500          2.6%
Robert E. Dixon(7)                                       48,642          2.5%
R. Michael Collins                                        9,723          0.5%
Peter F. Seidenberg                                       4,000          0.2%
James M. Corroon                                              0          0.0%
Karen La Monte                                                0          0.0%
All Officers and Directors as a
  Group (6 persons)(9)                                  273,660         14.2%
--------------------------------------------------------------------------------
(1) Information for each institutional stockholder listed was derived from statements filed with the Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act; the business address of each director or management stockholder listed is c/o the Company at 220 Montgomery Street, Suite 2100,San Francisco, CA 94104.
(2) Mr. Flynn is Chairman and CEO of the Company's Diversified Risk insurance subsidiary. These shares are beneficially owned by the Flynn Family Revocable Trust.
(3) Mr. Leone is an Executive Vice  President of the Company's  Diversified
  Risk insurance subsidiary. These shares are beneficially owned by the Leone Living Family Trust.
(4) Mr. Schreiner is an Executive Vice President of the Company's Diversified Risk insurance subsidiary. These shares are beneficially owned by the Schreiner Family Trust.
(5) Mr. Meeker is an Executive Vice President of the Company's  Diversified
  Risk insurance subsidiary. These shares are beneficially owned by the Meeker Living Trust.
(6) Mr. Dixon is the primcipal owner and manager of Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund 2, LLC.
(7) Includes 40,000 options owned by each of Mr. Knuff and Mr. Dixon that are currently vested and exercisable within 90 days of the date of this report on Form 10-K.
(8) Mr. Howard is the President of the Company's Progressive mortgage subsidiary.
(9) Includes 129,531 shares owned by Sutter Opportunity Fund 2, LLC which is managed by Sutter Capital Management, LLC of which Mr. Dixon is the principal owner and manager, and therefore may be deemed to be a beneficial owner of these shares by virtue of his position. The directors and officers disclaim beneficial ownership of all such shares expressly identified in this footnote.

Item 13. Certain Relationships and Related Transactions

         For fiscal 2004, Mr. Dixon, Mr. Knuff, and Easton president Mr. Birch, each personally guaranteed two warehouse lines of credit on behalf of Easton, in the aggregate amount of $3,250,000. None of the guarantors received any compensation for providing these guarantees.

         On February 4, 2004, Knight Fuller, Inc. ("KFI") entered into a revolving loan and security agreement with Progressive Lending LLC, a wholly owned subsidiary of the Company. Under the agreement, KFI provided up to $100,000 of revolving credit to Progressive.

         On February 29, 2004, Progressive entered into a joint venture agreement (the "Joint Venture") with KFI. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive each participated in 50% of the profits and losses of the Joint Venture. Subsequent to the KFI Change of Control which occurred on July 30, 2004, Progressive owns 100% of the Las Vegas operation.

         On March 5, 2004, KFI modified the Promissory Note (the "Note") due from the Company to increase the face value of the Note to $1,757,106.67 and to allow the Company to defer monthly payments for up to one year. In any month in which the Company elects to defer making a cash payment, the interest rate increases to 12% for that month.

         On March 22, 2004, Michael Collins, a director and officer of Sutter, purchased 5,556 restricted shares of Sutter common stock for $50,000 cash.

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

         On March 31, 2004, SOF2 purchased 2,000 restricted shares of Sutter common stock for $18,000 cash.

         On June 24, 2004, the Company entered into a new Loan Agreement with KFI, pursuant to which (i) the Company borrowed an additional $120,000 from KFI,
(ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of the Company, and (iii) under certain circumstances, the Company was entitled to repay any and all outstanding debt obligations to KFI using the Company's common stock at a price equal to the lesser of (a) $7.25 per share, (b) the lowest price at which the Company sells primary shares after the date of the Loan Agreement and prior to such conversion, if any, or (c) the 10-day weighted average closing price of the Company's common stock on the date of notice to convert.

         On July 30, 2004, control of Knight Fuller, Inc. ("KFI"), formerly a related party, was acquired in a sale transaction by an independent third party (the "KFI Change of Control"). In conjunction with the KFI Change of Control, the Company elected to pay in full its debt obligation of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, the Company also settled, in full, other subsidiary obligations by issuing an additional 14,553 shares of Sutter common stock to KFI. In total, the Company issued 347,373 shares of common stock to KFI for an aggregate consideration of $2,084,238. Simultaneous with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI immediately prior to the KFI Change of Control received one share of the Company's common stock for every share of KFI common stock held by such shareholder. Effective July 30, 2004, Sutter held 126,140 shares or an 18% equity interest in KFI and, due to the resignation of its officers from KFI's board of directors, Sutter no longer had any representation on KFI's board. During the third quarter, Sutter's equity interest in KFI was reduced to approximately 1.2%, although the number of KFI shares that Sutter owns remained unchanged at September 30, 2004.

         On December 15, 2004, the Company entered into a Stock Purchase and Loan Agreement, with Heather B. Knuff, the spouse of a Company officer, under which Mrs. Knuff loaned $650,000 to the Company. As part of the agreement, Mrs. Knuff received 20,000 warrants to purchase common stock. Subsequently, on

January 31, 2005, the Company paid back $200,000 to Mrs. Knuff, reducing the outstanding principal amount of the loan to $450,000. Mr. Knuff expressly disclaims any beneficial interest in this agreement or the related warrants.


Item 14. Principal Accountant Fees and Services

         Sutter accrues 100% of its budgeted expenses associated with principal accountant fees and services in the year being audited or serviced. The following table presents the expenses accrued by Sutter for such fees and services in 2004 and 2003.

                                           Principal Accountant
                                            Fees and Services
                                   -------------------------------------
                                        2004                  2003
                                   ----------------       --------------
Audit fees                                 $56,000              $80,000
Audit-related fees                              $0                   $0
Tax fees                                   $14,000              $20,000
All other fees                                  $0                   $0
                                   ----------------       --------------
Total                                      $70,000             $100,000
                                   ================       ==============


         Tax fees are comprised of fees related to the preparation and filing of the Company's federal and applicable state tax returns.

         The Company has an independent director serving as the Audit Committee. This director acts as the liaison between the Board of Directors and the Company's auditor with regard to all communication and responsibility concerning the Company's annual audit and quarterly reviews. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2004 and 2003, respectively, is compatible with maintaining the auditor's independence.

         All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.


                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

         The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II of this report:

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 13
Consolidated Balance Sheets at
  December 31, 2004, and 2003                                                15
Consolidated Statements of Operations
  for the years ended 2004, 2003 and 2002                                    16
Consolidated Statements of Cash Flows for
  the years ended 2004, 2003 and 2002                                        17
Consolidated Statements of Changes in
  Shareholders' Equity for the years
  ended 2004, 2003 and 2002                                                  18
Notes to Consolidated Financial Statements                                   19

    2. Financial Statement Schedules

         Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

    3. Exhibits
         See Exhibit Index on page 40.

    3(b). Reports on Form 8-K

         On October 14, 2004, the Company filed a report on Form 8-K disclosing a change in the Company's certifying accountant. This report on Form 8-K was subsequently amended and re-filed on October 19, 2004, December 3, 2004 and February 7, 2005.

         On November 4, 2004, the Company filed a report on Form 8-K disclosing the sale of unregistered equity securities.

         On November 23, 2004, the Company filed a report on Form 8-K disclosing the signing of a definitive agreement between FLF, Inc. dba Diversified Risk Insurance Brokers and the Company.

         On December 21, 2004, the Company filed a report on Form 8-K disclosing that it entered into an amended material definitive agreement with the RCH Noteholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         SUTTER HOLDING COMPANY, INC.


Date: April 14, 2005             /s/ R. Michael Collins

                                  R. Michael Collins
                                 President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ R. Michael Collins       President and Chief Executive    April 14, 2005
    R. Michael Collins       Officer
/s/ Robert E. Dixon          Vice Chairman and Chief          April 14, 2005
    Robert E. Dixon          Investment Officer
/s/ William G. Knuff, III    Chairman and Chief Financial     April 14, 2005
    William G. Knuff, III    Officer
/s/ Peter F. Seidenberg      Director and Audit Committee     April 14, 2005
    Peter F. Seidenberg      Chairman

                                  EXHIBIT INDEX

   No.                                     Exhibit
---------- ---------------------------------------------------------------------

     2.1 Stock Purchase Agreement dated December 31, 2002 by and between Sutter and Easton Mortgage Corporation. Incorporated by reference to Form 8-K filed January 17, 2003.

     2.1(a) Amended Stock Purchase Agreement dated December 17, 2004 by and between Sutter and Easton Mortgage Corporation. Incorporated by reference to Form 8-K filed December 21, 2004

     2.2 Stock Purchase Agreement dated December 11, 2003 by and between Sutter and Progressive Lending, LLC. Incorporated by reference to Form 8-K filed December 15, 2003.

     2.3 Agreement and Plan of Merger dated January 26, 2005 by and between Sutter and FLF, Inc. Incorporated by reference to Form 8-K filed February 1, 2005. 3(i) Articles of Incorporation. Incorporated by reference to Form SB-2 filed December 8, 1999.

     3.1(i) Amendment to Articles of Incorporation, as corrected. Incorporated by reference to Form 8-K filed February 1, 2005.

     3(ii)  By-laws  Incorporated  by reference  to Form SB-2 filed  December 8,
1999.

     3.2(ii) Amended By-laws. Incorporated by reference to Form 8-K filed February 1, 2005.

     4.1 Loan and Security Agreement dated December 10, 2003 by and between Sutter and William S. (Steve) Howard, Jr. Incorporated by reference to Form 8-K filed December 15, 2003.

     4.2 Loan Agreement dated October 1, 2003 by and between Sutter and Knight Fuller, Inc. Incorporated by reference to Form 10-K filed April 14, 2004.

     4.3 Loan and Security Agreement dated September 2, 2002 by and between Sutter and Ira Gaines. Incorporated by reference to Form 10-KSB filed April 7, 2003.

     4.4 Voting and Registration Rights Agreement dated July 30, 2004 by and between Sutter and Knight Fuller, Inc. Incorporated by reference to Form 8-K filed August 2, 2004.

     4.5 Escrow Agreement dated July 30, 2004 by and between Sutter (as Escrow Agent) and Knight Fuller, Inc. Incorporated by reference to Form 8-K filed August 2, 2004.

     4.6 Stock Purchase and Loan Agreement dated December 15, 2004 by and between Sutter and Heather B. Knuff

     4.7 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock dated January 26, 2005. Incorporated by reference to Form 8-K filed February 1, 2005.

     4.8  Registration  Rights  Agreement  dated  January  26, 2005 by and among
Sutter, R. Michael Collins, Robert E. Dixon, William G. Knuff, III, and MacKenzie Patterson Fuller, Inc. Incorporated by reference to Form 8-K filed February 1, 2005.

     4.9 Put Agreement dated January 26, 2005 by and between Sutter and MacKenzie Patterson Fuller, Inc. Incorporated by reference to Form 8-K filed February 1, 2005.

     4.10 Business Loan Agreement dated January 26, 2005 by and between FLF, Inc. and Bank of Alameda. Incorporated by reference to Form 8-K filed February 1, 2005.

     4.11 Business Loan Agreement dated January 26, 2005 by and between Sutter and Bank of Alameda. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.1 Employment Agreement dated November 22, 2004 by and among Sutter, FLF, Inc. and Michael P. Flynn

     10.2 Employment Agreement dated November 22, 2004 by and among Sutter, FLF, Inc. and Charles A. Leone

     10.3 Employment Agreement dated November 22, 2004 by and among Sutter, FLF, Inc. and Stephen S. Meeker

     10.4 Employment Agreement dated November 22, 2004 by and among Sutter, FLF, Inc. and John C. Schreiner

     10.5 Series A Convertible Preferred Stock Purchase Agreement dated January 26, 2005. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.6 Amended and Restated Employment Agreement dated January 26, 2005 by and between Sutter and R. Michael Collins. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.7 Amended and Restated Employment Agreement dated January 26, 2005 by and between Sutter and Robert E. Dixon. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.8 Amended and Restated Employment Agreement dated January 26, 2005 by and between Sutter and William G. Knuff, III. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.9 Loan Guaranty dated January 26, 2005 by and between Sutter and R. Michael Collins. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.10 Loan Guaranty dated January 26, 2005 by and between Sutter and Robert
E. Dixon. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.11 Loan Guaranty dated January 26, 2005 by and between Sutter and William G. Knuff, III. Incorporated by reference to Form 8-K filed February 1, 2005.

     10.12 Shareholder Covenant Agreement dated January 26, 2005 by and among Sutter and FLF, Inc., Michael P. Flynn, Charles A. Leone, Stephen S. Meeker, and John C. Schreiner. Incorporated by reference to Form 8-K filed February 1, 2005.

     14 Code of Ethics. Incorporated by reference to Form 10-K filed April 14, 2004.

     16 Letter regarding change in Certifying Accountant. Incorporated by reference to Form 8-K filed February 7, 2005.

     21 Subsidiaries of the Registrant

     31 Rule 13a-14(a)/15d-14(a) Certifications

     32 Section 1350 Certifications

     99.1 Press Release. Incorporated by reference to Form 8-K filed November 23, 2004.

     99.2 Press Release. Incorporated by reference to Form 8-K filed February 1, 2005.