Form 10-K/A
period 2004-12-31
SUTTER HOLDING CO INC
filed 2005-04-15
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 (Amendment #1)


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

        During fiscal 2003, the Company received two notices of potential claims in the aggregate amount of approximately $488,000 relating to some of the Company's former businesses under prior management. These potential claims are over four years old and involve parties that have no business relationship or contact with present management or the Company. During fiscal 2004, no material activity occurred regarding these potential claims. While current management believes that the ultimate outcome of these claims will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties and unfavorable rulings, however unlikely, could occur. Depending on the amount and timing, an unfavorable outcome of one or both of these matters could have a material adverse effect on the Company's business, cash flows, operating results or financial position. An accurate estimate of potential loss from pending claims cannot be made at this time.

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

        The Company's subsidiaries have certain covenants in connection with the aforementioned warehouse lines of credit. In each case, the covenants include a requirement that the subsidiary maintain a minimum tangible net worth of $250,000, and a current ratio greater than one. The Company and its subsidiaries were in compliance with all covenants at December 31, 2004, except Progressive received a waiver for fiscal 2004 with respect to a profitability requirement.

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


18. Subsequent Events

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