Form 10-Q
period 2005-03-31
SUTTER HOLDING CO INC
filed 2005-05-16
CIK 1100202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)
         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005

                                       OR

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


           220 Montgomery Street, Suite 2100, San Francisco, CA 94104
                     (Address of principal executive office)
                                   (Zip Code)


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

    Number of shares of common stock outstanding as of April 29, 2005: 1,844,739

                               TABLE OF CONTENTS

                          SUTTER HOLDING COMPANY, INC.
                                    FORM 10-Q

                                                                        Page No.
Part I - Financial Information
            Item 1. Financial Statements
                      Condensed Consolidated Balance Sheets --
                        March 31, 2005 (unaudited) and December 31, 2004     3
                      Consolidated Statements of Operations --
                        First Quarter 2005 and 2004 (unaudited)              4
                      Consolidated Statements of Cash Flows --
                        First Quarter 2005 and 2004 (unaudited)              5
                      Notes to Interim Consolidated Financial Statements     6
            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     11
            Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                             16
            Item 4. Controls and Procedures                                 16
Part II - Other Information
            Item 2. Unregistered Sales of Equity Securities and Use
                    of Proceeds                                             17
            Item 5. Other Information                                       17
            Item 6. Exhibits                                                17
            Signature                                                       17
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

                         Part I - Financial Information



Item 1. Financial Statements

                                   SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                      As of                   As of
                                                                                 March 31, 2005        December 31, 2004
                                                                              ---------------------   ---------------------
ASSETS                                                                             (unaudited)
         Cash and cash equivalents                                                       $ 576,947               $ 193,997
         Restricted cash, held in trust                                                  1,064,424                       -
         Accounts receivable                                                             1,202,311                  82,795
         Prepaid expenses                                                                  134,177                  48,142
         Mortgages held for sale                                                         3,674,880               2,618,044
         Investments, at cost                                                              152,277                 237,040
         Property and equipment, net                                                       262,226                 154,335
         Identifiable intangible and other assets                                        4,890,196                 379,535
         Goodwill                                                                        8,401,912               4,534,193
                                                                              ---------------------   ---------------------
TOTAL ASSETS                                                                       $    20,359,350             $ 8,248,081
                                                                              =====================   =====================
LIABILITIES & STOCKHOLDERS' EQUITY

         Accounts payable and accrued expenses                                         $ 2,664,399               $ 759,388
         Mortgage warehouse line of credit                                               3,629,528               2,597,235
         Interest payable                                                                   41,333                  34,195
         Income taxes payable                                                               87,000                       -
         Debt to unrelated parties                                                       1,976,951                 268,926
         Debt to related parties                                                           922,407               1,661,894
                                                                              ---------------------   ---------------------
TOTAL LIABILITIES                                                                        9,321,618               5,321,638
                                                                              ---------------------   ---------------------

         Commitments and contingencies (see Note 8)

         Redeemable convertible preferred stock, $0.0001 par value 125,000 authorized; 1,475 and 175 issued and outstanding at
            March 31, 2005 and December 31, 2004, respectively; redeemable
            on or after January 26, 2008 at $1,600 per share                             1,516,295                       -

     Stockholders' Equity
         Common stock, $0.0001 par value
            4,875,000 authorized; 1,844,739 and 634,674 issued and outstanding
            at March 31, 2005 and December 31, 2004, respectively                              184                      63
         Additional paid-in capital                                                     14,196,803               7,180,528
         Treasury stock                                                                   (959,622)               (959,622)
         Accumulated deficit                                                            (3,715,928)             (3,294,526)
                                                                              ---------------------   ---------------------
     Total Stockholders' Equity                                                          9,521,436               2,926,443
                                                                              ---------------------   ---------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 20,359,350             $ 8,248,081
                                                                              =====================   =====================

             See accompanying Notes to Interim Consolidated Financial Statements

                                   SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                         For the three months       For the three months
                                                                            ended March 31,            ended March 31,
                                                                         ----------------------    ------------------------
                                                                                 2005                       2004
                                                                         ----------------------    ------------------------
Revenues:
     Insurance commissions, net                                                    $ 1,151,166                         $ -
     Gain on sales of mortgages, net                                                   394,283                     412,903
     Mortgage commissions on brokered loans                                            310,933                     202,141
     Interest income net of interest expense                                             2,056                      13,672
                                                                         ----------------------    ------------------------
Total revenues                                                                       1,858,438                     628,716
                                                                         ----------------------    ------------------------

Expenses:
     General and administrative                                                      1,969,101                     643,748
     Depreciation and amortization                                                     223,785                      29,711
     Professional fees and other expenses                                               98,381                     120,584
     Other than temporary impairment loss                                                    -                      32,043
                                                                         ----------------------    ------------------------
Total expenses                                                                       2,291,267                     826,086
                                                                         ----------------------    ------------------------

     Net operating loss                                                               (432,829)                   (197,370)

Other Income (expense)
     Extinquishment of debt                                                            100,000                           -
     Realized gain on sale, other income                                                48,316                      59,921
     Interest and dividend income                                                       17,077                          32
     Other interest expense                                                           (146,633)                   (209,566)
     Other expenses                                                                     (7,333)                          -
                                                                         ----------------------    ------------------------

         Total other income                                                             11,427                    (149,613)
                                                                         ----------------------    ------------------------

Loss from continuing operations                                                     $ (421,402)                 $ (346,983)

     Provision for income taxes                                                              -                           -
                                                                         ----------------------    ------------------------

Net loss                                                                            $ (421,402)                 $ (346,983)

     Accretion related to redeemable convertible preferred stock                       (41,295)                          -
     Accrual of preferred dividends                                                    (27,822)                          -
                                                                         ----------------------    ------------------------
Net loss attributable to common shareholders                                        $ (490,519)                 $ (346,983)
                                                                         ======================    ========================

Net loss per share -- basic and diluted                                                $ (0.34)                    $ (0.98)


Weighted Average Shares Outstanding                                                  1,444,559                     352,575



             See accompanying Notes to Interim Consolidated Financial Statements

                                   SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                           For the three months ended March 31,
                                                                                    ------------------------------------------------
                                                                                              2005                     2004
                                                                                    -----------------------   ----------------------
OPERATING ACTIVITIES
     Net loss                                                                                   $ (421,402)              $ (346,983)

     Gain on sale of investments                                                                   (23,245)                       -
     Provision for impairment of investments and notes receivable                                        -                   32,043
     Depreciation and amortization                                                                 223,785                   29,711
     Amortization of discount on debt                                                               73,587                  110,198
     Adjustments to reconcile net (loss) income
       to net cash (used in) provided by operating activities:
         Restricted Cash                                                                           272,959                        -
         Accounts receivable                                                                     1,829,817                  (14,077)
         Prepaid expenses                                                                           11,437                    8,678
         Mortgages held for sale                                                                (1,056,836)              (2,061,847)
         Accounts payable and accrued expenses                                                  (2,128,400)                 106,986
         Interest payable                                                                            7,138                   54,658
         Other assets                                                                              122,135                  (22,559)
                                                                                    -----------------------   ----------------------
Net cash used in operating activities                                                           (1,089,025)              (2,103,192)
                                                                                    -----------------------   ----------------------
INVESTING ACTIVITIES
     Capital expenditures                                                                           (6,958)                 (29,345)
     Proceeds from sales of investments                                                            108,008                  191,049
     Acquisition of business, net of cash acquired                                              (1,856,319)                  (2,388)
                                                                                    -----------------------   ----------------------
Net cash (used in) provided by investing activities                                             (1,755,269)                 159,316
                                                                                    -----------------------   ----------------------
FINANCING ACTIVITIES
     Proceeds from issuance of preferred stock                                                   1,300,000                        -
     Proceeds from issuance of common stock                                                              -                   68,006
     Proceeds from subscriptions                                                                         -                  120,000
     Proceeds from issuance of debt payable                                                      2,000,000                2,038,638
     Increase (decrease) in mortgage warehouse line of credit                                    1,032,293                  (27,867)
     Repayment of debt payable                                                                  (1,105,049)                       -
                                                                                    -----------------------   ----------------------
Net cash provided by financing activities                                                        3,227,244                2,198,777
                                                                                    -----------------------   ----------------------

Net change in cash and cash equivalents for the period                                             382,950                  254,901
Cash and cash equivalents, beginning of period                                                     193,997                   96,971
                                                                                    -----------------------   ----------------------
Cash and cash equivalents, end of period                                                         $ 576,947                $ 351,872
                                                                                    =======================   ======================

Additional cash flow information:

     Cash interest paid                                                                           $ 25,707                $ 168,151

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of shares to wholly owned subsidiary                                                     $ -                $ 252,500
     Forgiveness of related party debt                                                             100,000                        -
     Accretion related to redeemable convertible preferred stock                                    41,295                        -
     Accrual of preferred dividends                                                                 27,822                        -
     Net tangible assets and working capital acquired in Diversified Risk transaction              408,067




             See accompanying Notes to Interim Consolidated Financial Statements

                  SUTTER HOLDING COMPANY, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

1. Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements include the accounts of Sutter Holding Company, Inc. ("Sutter" or "Company") consolidated with the accounts of all subsidiaries and affiliates that Sutter controls as of the financial statement date. Reference is made to Sutter's recently issued annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") that includes information necessary or useful to understanding Sutter's businesses and financial statement presentations. In particular, Sutter's significant accounting policies and practices were presented in Note 1 to the Consolidated Financial Statements included in that annual report, and there have been no changes to such accounting policies and practices during the quarter. Certain amounts in 2004 have been reclassified to conform to the current period presentation.

         Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP") in the United States.

         Sutter's results, as well as that of its subsidiaries, for interim periods are not necessarily indicative of results to be expected for the year.

2. Significant Business Acquisitions

         As has been previously disclosed in public Company reports on Form 10-K and Form 8-K, Sutter completed the acquisition of FLF, Inc. dba Diversified Risk Insurance Brokers ("Diversified Risk") on January 26, 2005. The first quarter of 2005 includes the operations of Diversified Risk, while the first quarter of 2004 does not.


3. Receivables

         Trade accounts receivable consist primarily of revenues and fees receivable from insurance brokerage and mortgage origination activities. Receivables were comprised of the following at March 31, 2005 and December 31, 2004:.

                                          March 31,       December 31,
                                       ----------------- ----------------
                                             2005             2004
                                       ----------------- ----------------

Insurance segment receivables                 1,129,716                0
Mortgage segment receivables                     50,166           60,963
Other receivables                                22,429           21,832
                                       ----------------- ----------------
                                Total        $1,202,311          $82,795
                                       ================= ================

4. Investments

         Investments are comprised of the following at March 31, 2005 and December 31, 2004:

                                          March 31,          December 31,
                                      ------------------- -------------------
                                             2005                2004
                                      ------------------- -------------------

Knight Fuller, Inc.                             $152,277            $237,040
                               Total            $152,277            $237,040
                                      =================== ===================


                                                         Gross            Gross         Reduction in     Reported Value
                                                      Unrealized        Unrealized         Basis /
March 31, 2005                          Cost             Gains            Losses          Disposal
                                  ----------------- ---------------- ----------------- ---------------- -----------------
Non-marketable securities held            $237,040               $0                $0          $84,763          $152,277
for investment

December 31, 2004
Non-marketable securities held
for investment                            $469,083               $0          $232,043               $0          $237,040


         As of March 31, 2005, the Company owned 73,324 shares of common stock of Knight Fuller, Inc., which trades under the ticker symbol "KNTF" on the over-the-counter bulletin board. Management believes these shares represent less than 5% of the outstanding shares in Knight Fuller. Because Knight Fuller has had limited operations and revenues, and because its shares are extremely illiquid, management believes it is prudent to classify these securities as non-marketable securities held for investment rather than classifying them as securities available for sale.

5. Property and Equipment, Net

         Property and equipment consist of the following at March 31, 2005 and December 31, 2004:

                                           March 31,          December 31,
                                       ------------------- -------------------
                                              2005                2004
                                       ------------------- -------------------

Furniture, equipment and
    leasehold improvements                      $468,293            $328,546
Accumulated depreciation                        (206,067)           (174,211)
                                       ------------------- -------------------
Furniture, equipment and
    leasehold improvements, net                 $262,226            $154,335
                                       =================== ===================


6. Identifiable Intangible Assets, Net

         Identifiable intangible assets consist of the following at March 31, 2005 and December 31, 2004:

                                                 March 31,       December 31,
                                             ----------------- -----------------
                                                   2005              2004
                                             ----------------- -----------------

Mortgage Banking Customer Relationships,
net of accumulated amortization of $67,796
and $54,796 at March 31, 2005 and
December 31, 2004, respectively                      $192,204          $205,204
Non-compete agreement, net of accumulated
amortization of $39,113 and $31,613 at
March 31, 2005 and December 31, 2004,
respectively                                           20,888            28,388
Insurance Customer Relationships, net of
accumulated amortization of $171,429 at
March 31, 2005                                      4,628,571                 0
Other assets                                           48,533           145,943
                                             ----------------- -----------------
Total identifiable intangible and other
assets, net                                        $4,890,196          $379,535
                                             ================= =================

7. Goodwill

         Goodwill increased by $3,867,719 to a total balance of $8,401,912 as of March 31, 2005 due to the acquisition of Diversified Risk during the quarter.

8. Commitments and Contingencies

         The Company's mortgage subsidiaries have certain covenants in connection with their warehouse lines of credit. In each case, the covenants include a requirement that the subsidiary maintain a minimum tangible net worth of $250,000, and a current ratio greater than one. The Company and its subsidiaries were in compliance with all covenants at March 31, 2005, except Progressive received a waiver for March 31, 2005 with respect to a profitability requirement.

9. Debt to Unrelated and Related Parties

         Debt to unrelated and related parties of Sutter and its subsidiaries consisted of the following as of March 31, 2005 and December 31, 2004:

                                      March 31,        December 31,
                               -------------------- --------------------
                                      2005                 2004
                               -------------------- --------------------

Debt to unrelated parties:
8.00% note due 2010                     $1,976,951                    0

15.00% note due 2005                             0               25,000
8.00% note due 2006,
net of unamortized
discount of $56,074
at December 31, 2004                             0              243,926
                               -------------------- --------------------
                          Total         $1,976,951             $268,926
                               ==================== ====================

Debt to related parties:
10.00% note due 2005                            $0               57,000
10.00% note due 2005                        37,000               37,000
12.50% note due 2005,
net of unamortized
discount of $14,593
at March 31, 2005 and
$32,106 at December 31, 2004,
respectively                               385,407              617,894
6.00% note due 2007                        500,000              500,000
6.00% note due 2007                              0              450,000
                               -------------------- --------------------
                          Total           $922,407           $1,661,894
                               ==================== ====================


         On January 26, 2005, the Company's insurance subsidiary, Diversified Risk, borrowed $2 million in the form of a term loan from the Bank of Alameda. Proceeds from the loan were used to finance a portion of the acquisition of Diversified Risk by the Company. The loan bears interest at 8.00% annually, amortizes over ten years and is due in 2010.

         On January 31, 2005, all unrelated party notes, except for the Bank of Alameda loan, were repaid. Specifically, the Company repaid in full the 8.00% convertible note due in 2006 that had an outstanding principal balance of $300,000. The Company also repaid in full the 15.00% note due in 2005 that had an outstanding principal balance of $25,000.

         On February 2, 2005, the Company repaid in full the following related party notes: (1) the 10.00% note due in 2005 that had an outstanding principal balance of $57,000; and (2) the 6.00% note due in 2007 that had an original outstanding principal balance due at maturity of $450,000. Since the Company prepaid this last note prior to maturity, the cash payment in full satisfaction of the note amounted to only $350,000, and the $100,000 favorable difference was recorded as a gain on the extinguishment of debt for the period. The Company also repaid a portion, or $250,000, of the original $650,000 outstanding principal balance on the 12.50% note due in 2005.

10. Preferred Stock

         On January 26, 2005, the Company raised $1,300,000 in cash from an institutional investor by issuing 1,300 shares of Series A Redeemable Convertible Preferred Stock (the "Redeemable Preferred Shares"). The Preferred Shares have a redemption feature that provides the institutional investor the right to force the Company to repurchase and retire all (and not less than all) 1,300 Preferred Shares for a maximum price of $1,600 per share, the settlement of which can be accomplished through either the payment of cash or, at the election of the holder, the conversion of the Preferred Shares into common stock in an amount determined by the conversion price. Such conversion can be initiated at any time either (a) by the holder, or (b) by the Company upon the successful filing of a registration statement with the SEC. This redemption right is neither transferable nor assignable. In the event the institutional investor sells any or all of its Redeemable Preferred Shares, prior to the third anniversary of the date of issuance, the redemption right is automatically revoked.

         On December 31, 2004, the Company had 175 shares of Series A Convertible Preferred Stock (the "Preferred Shares") already issued and outstanding to a small group of qualified individual investors, but these Preferred Shares were not redeemable. However, the initial subscription agreements entered into with the qualified individual investors stated that the individual investors were to receive the same rights and preferences as those about to be received by the institutional investor with which the Company was negotiating during the first quarter of 2005. The Company is currently in the process of distributing and finalizing agreements that extend the same redemption right, effective retroactively to January 26, 2005, to each of the qualified individual investors of the Preferred Shares. As a result, the 175 Preferred Shares issued to individual investors, and originally classified within the shareholders' equity section of the Company's balance sheet as Preferred Shares, will now be classified as Redeemable Preferred Shares.

         All of the holders of preferred shares receive a 10% annual cash dividend that is paid quarterly.


11. Common Stock

         Changes in issued and outstanding Sutter common stock for the quarter ended March 31, 2005 are shown in the table below.

                                                Common Stock, $0.0001 Par Value
                                                 (4,875,000 shares authorized)
                                                 Shares issued and outstanding
                                                -------------------------------
Balance at December 31, 2004                                    634,674

Issuances during the quarter                                  1,210,065
                                                           -------------
Balance at March 31, 2005                                     1,844,739


        The only issuances during the quarter were in the form of consideration given in exchange for the capital stock of Diversified Risk. No Sutter shares were issued for cash during the quarter.


12. Certain Relationships and Related Party Transactions

         Between January 31 and February 2, 2005, the Company paid the following related party debts: (1) the 10.00% note due 2005 that had an original principal balance due at maturity of $57,000; (2) $250,000 of the 12.50% note due 2005 that had an original principal balance due at maturity of $650,000; and (3) the 6.00% note due 2007 that had an original outstanding principal balance due at maturity of $450,000.

         In conjunction with the term loan to Diversified Risk from the Bank of Alameda, Messrs. Collins, Dixon and Knuff each personally guaranteed the loan for as long as it remains outstanding. For making these personal guarantees, Messrs. Collins, Dixon and Knuff are each entitled to receive fees in the amount of $13,333 per annum. As of the date of this filing, these fees have not been paid.

13.  Recent Accounting Pronouncements

         The Company's management has reviewed the FASB Emerging Issues Task Force's recent pronouncements with respect to Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" and Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations", as well as reviewed the AICPA's recent pronouncement in Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". It is the opinion of Sutter management that these recent pronouncements will not have a material effect on the financial statements or position of the Company.


14.  Business Segment Information

         Beginning in 2005, as a result of the addition of Diversified Risk, the Company now consists of two reportable business segments: insurance brokerage and mortgage banking. The insurance segment is comprised of Diversified Risk, and the mortgage banking segment is comprised of Easton and Progressive.

         Diversified Risk brokers commercial property and casualty insurance for hundreds of clients located primarily in California, although it has a number of clients located throughout the United States. Diversified Risk emphasizes a "total cost of risk" or "TCOR" consultative approach to providing its services, which include all of those listed in the table located in the Results of Operations section on page 11 of this report. Diversified Risk maintains long-standing relationships with major insurance carriers such as AIG, Chubb, Fireman's Fund, and St. Paul/Travelers, among others.

         Easton and Progressive each originate residential mortgage loans in several states. Easton also brokers small commercial mortgage loans. While Easton has traditionally been a wholesale mortgage originator and Progressive has traditionally been a retail mortgage originator, both subsidiaries are currently being integrated into a single operation that will continue providing both wholesale and retail services. The integration of the two businesses is expected to be completed sometime during the Company's second fiscal quarter.

         In addition to these business segments, the Company has a corporate management and administration group. Corporate expenses for this group are allocated to each business segment and are included in the business segment results reported below. In other words, the numbers presented below are "fully burdened" with Sutter's corporate overhead and expenses.

         The "Acquisition-related expenses" category includes acquisition-related costs incurred during the quarter, including amortization and any impairments of acquisition-related intangibles and goodwill. As reported in the Company's consolidated financial statements, these expense items are included in general and administrative expenses, and depreciation and amortization expenses, as appropriate. We break out these acquisition-related expenses here and provide results on an adjusted net operating income basis to more clearly represent how the individual business segments actually performed, albeit fully burdened, for the periods shown.


                                                               For the three months ended March 31,
                                           ------------------------------------------------------------------------------
                                                          2005                                     2004
                                           ------------------------------------    --------------------------------------
                                            Insurance      Mortgage                  Insurance      Mortgage
(in thousands)                              Brokerage      Banking      Total        Brokerage      Banking      Total
                                           ------------- ------------- --------    -------------- ------------- ---------
Total revenues                                   $1,151          $707   $1,858                $0          $629      $629
      % Contribution                               61.9%         38.1%   100.0%              0.0%        100.0%    100.0%
General and administrative expenses               1,053           916    1,969                 0           644       644
      % Contribution                               53.5%         46.5%   100.0%              0.0%        100.0%    100.0%
Depreciation and amortization                       184            40      224                 0            30        30
      % Contribution                               82.3%         17.7%   100.0%              0.0%        100.0%    100.0%
Net operating loss                                 (125)         (308)    (433)                0          (197)     (197)
      % Contribution                               28.8%         71.2%   100.0%              0.0%        100.0%    100.0%

Acquisition-related expenses                        364             0      364                 0             0         0
      % Contribution                              100.0%          0.0%   100.0%              n/a           n/a       n/a
Adjusted net operating income (loss)                240          (308)     (68)                0          (197)     (197)
      % Contribution                                n/m           n/m      n/m               0.0%        100.0%    100.0%


                                                   Comparison of the three months ended March 31, 2005 and 2004
                                           ------------------------------------------------------------------------------
                                                      Dollar Change                           Percent Change
                                           ------------------------------------    --------------------------------------
                                            Insurance      Mortgage                  Insurance      Mortgage
(in thousands)                              Brokerage      Banking      Total        Brokerage      Banking      Total
                                           ------------- ------------- --------    -------------- ------------- ---------
Total revenues                                   $1,151           $79   $1,230               n/a         12.5%    195.6%
General and administrative expenses               1,053           272    1,325               n/a         42.3%    205.9%
Depreciation and amortization                       184            10      194               n/a         33.1%    653.2%
Net operating loss                                 (125)         (111)    (235)              n/a         56.2%    119.3%

Acquisition-related expenses                        364             0      364               n/a          n/a       n/a
Adjusted net operating income (loss)                240          (111)     129               n/a         56.2%     65.3%

         As we continue to acquire complementary financial services businesses and/or assets, we anticipate such acquisitions may result in additions to intangible assets, the amortization of which may adversely impact our net operating income in the future.

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

Results of Operations

Executive Summary

         Sutter is a holding company that owns subsidiaries with operations in two distinct business segments: inurance brokerage and mortgage banking.

         Sutter's insurance subsidiary, Diversified Risk, earns revenue by brokering commercial property and casualty insurance. All products and services are either billed to clients by Diversified Risk or billed directly to the clients by the insurance carrier. Diversified Risk employs a consultative approach to selling and advises its clients on the "total cost of risk" for any given policy or coverage. Diversified Risk maintains long-standing relationships with major insurance carriers such as AIG, Chubb, Fireman's Fund, and St. Paul/Travelers, among others.

         A portion of Diversified Risk's annual commission revenue, approximately 7.0%, comes from so-called "contingent" commission arrangements, which are commissions paid to Diversified Risk by certain insurers depending upon the quality and volume of underwritten premium business they received from Diversified Risk for the preceding fiscal year. Since October 2004, the insurance industry has been under investigation by industry regulators and state Attorneys General, especially the New York Attorney General, regarding industry practices, including contingent compensation arrangements. While contingent compensation arrangements are not now (and have never been) illegal, and while Diversified Risk has neither been subpoenaed nor subject to investigation, a number of major public insurance brokers are the subject of investigations and subpoenas concerning both, the historical practice of contingent compensation arrangements, as well as allegations of unlawful practices such as bid rigging and tying arrangements. Moreover, while the ultimate outcome of these industry investigations and their potential impacts on any given broker remain uncertain at this time, recent developments and separate settlements reached between regulators and each of Marsh and McLennan Companies, Willis Group Holdings, and Aon Corporation have caused Sutter management to conclude that contingent commission arrangements, as currently exist within the industry, may not continue in their present form. However, it is important to note that most all of the insurers with which Diversified Risk does business have renewed their contingent commission agreements for the current fiscal year under similar arrangements that were in place with Diversified Risk for fiscal 2004, and so Sutter management fully expects Diversified Risk will receive contingent commissions in 2005.

         Sutter's mortgage subsidiaries, Easton and Progressive, earn revenue by originating, processing, funding and brokering primarily conforming and non-conforming residential mortgages. Easton also brokers small commercial mortgage loans. Currently, Sutter is in the process of integrating and consolidating its mortgage subsidiaries into a single mortgage operation. This process has been underway for several months and is expected to conclude in the latter part of the second quarter. Once completed, management believes that the mortgage operations will be well positioned to achieve long-term growth and profitability.

         The following table illustrates the Company's two business segments, and the services and typical products offered within each segment:

                COMMERCIAL INSURANCE BROKERAGE                                             MORTGAGE BANKING
----------------------------------------------------------------    ----------------------------------------------------------------
                           Services                                                            Services
----------------------------------------------------------------    ----------------------------------------------------------------
Risk Management Services & Consulting                                             Residential                       Commercial
                                                                    ----------------------------------------    --------------------
Workers' Compensation Services & Claims Administration                  Banked Loans       Brokered Loans         Brokered Loans
                                                                    --------------------- ------------------    --------------------
Loss Prevention Services & Program Development
Liability Services                                                  Originating           Originating           Originating
Property Services                                                   Processing            Processing            Processing
Disaster Recovery Planning                                          Funding                                     Sourcing Investors
                                                                    Selling to Investors

                      Insurance Products                                                   Mortgage Products
----------------------------------------------------------------    ----------------------------------------------------------------

Accounts Receivable                 Extra Expense                                 Fixed Rate                    Fixed Rate
Alternate Risk Transfer             Fine Arts                               Adjustable Rate (ARMs)              Adj. Rate (ARMs)
Automotive Liability                Flexible Spending Accts.                        Seconds                     Seconds
Aviation                            Flood                                           HELOCs                      HELOCs
Bailee's Coverage                   Food Spoilage                        Programs (e.g. 80/20 combos)           Option ARMs
Blended Excess Liability            Intellectual Property                         Option ARMs
Boiler & Machinery                  International Liability
Building Ordinance                  Key Person Executive Life
Buildings                           Kidnap/Ransom
Business Property                   License Bonds
Business Interruption               Livestock
Combined Care                       Loss of Earnings
Computers                           Loss of Project R&D
Computer Viruses                    Motor Truck Cargo
Contract Bonds                      Negligent Hiring
Contractor's Equipment              Ocean Cargo
Course of Construction              Pension/Profit Sharing
Crime                               Political Risk
Dental                              Pollution
Directors & Officers                Power Outage
Disability                          Product Recall
Earthquake                          Products Liability
Employee Benefit Liability          Public Official Bonds
Employment Practices                Special Events Liability
Equipment                           Sprinkler Leakage
Errors & Omissions                  Stock
Estate Planning                     Telecommunication Fraud
Executive Compensation              Variable Annuities
Extortion                           Workers' Compensation

         Sutter also has three non-core minority investments in small companies (two private, one public) involved in real estate, precious metal mining, and financial services, respectively. These investments are not considered by management to be an integral part of the future operations or plans of the Company. Presently, management desires and intends to grow Sutter through continued acquisitions in the financial services industry that are most likely to complement its current financial services businesses.


Operating results for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004

         For period comparison purposes, it is important to note that the Company benefited from the ownership of Diversified Risk, Easton and Progressive for the quarter ended March 31, 2005, while the Company benefited only from the ownership of Easton and Progressive for the quarter ended March 31, 2004.

Revenues

         Total revenues for the quarter ended March 31, 2005 were $1,858,438 versus $628,716 for the quarter ended March 31, 2004. The increase in revenues is due primarily to the addition of Diversified Risk's revenues for the quarter. Comparing the fiscal quarter in 2005 to the same fiscal quarter in 2004, changes in the significant components of total revenues are as follows: Insurance commissions increased $1,151,166 from zero; Net gain on sales of mortgages decreased $161,718 or 39.2% due to weaker volume and due to a reclassification of certain direct revenue-offsetting expenses; Mortgage commissions on brokered loans increased $108,792 or 53.8%. In general, the mortgage banking business segment continues to under-perform, and it is not expected to rebound until after the integration of our two mortgage subsidiaries is completed.

Expenses

         Total expenses were $2,291,267 for the quarter ended March 31, 2005 as compared to $826,086 for the quarter ended March 31, 2004. The increase in total expenses is primarily the result of the addition of Diversified Risk in January 2005, as well as acquisition-related costs which are included in general and administrative expenses, depreciation and amortization, and professional fees. Comparing the fiscal quarter in 2005 to the same fiscal quarter in 2004, changes in the significant components of total expenses are as follows: General and administrative expenses increased $1,182,285 or 183.7% due primarily to the addition of Diversified Risk; Depreciation and amortization expenses increased $194,074 or 653.2% due almost entirely to the amortization of intangible assets acquired in the Diversified Risk transaction; Professional fees and other expenses decreased $22,203 or 18.4% due primarily to cost savings associated with changing independent auditors.

Interest Expense

         The Company incurred interest expense of $146,633 for the quarter ended March 31, 2005 as compared to interest expense of $209,566 for the quarter ended March 31, 2004. The 4.9% reduction in interest expense is due to a significant overall reduction in the Company's funded debt. As a result, the Company anticipates additional reductions in interest expense going forward.

Net Losses

         The Company reported a net loss of $421,402 for the quarter ended March 31, 2005 as compared to a net loss of $346,983 for the quarter ended March 31, 2004. The decrease in earnings is the result of increased expenses, a significant portion of which is due to acquisition-related costs and amortization expense associated with the Diversified Risk transaction that occurred during the 2005 fiscal quarter, as well as due to weaker than anticipated performance from our mortgage banking business segment. Excluding acquisition-related costs and the amortization expense related to the intangible assets acquired of Diversified Risk, the Company had a net loss of approximately $68,000 for the quarter ended March 31, 2005.

         The Company reported a net loss attributable to common shareholders of $490,519 for the quarter ended March 31, 2005 as compared to a net loss of $346,983 for the quarter ended March 31, 2004. Net loss attributable to common shareholders includes both non-cash and cash expenses related to the accretion of preferred dividends.


Liquidity and Capital Resources

         Sutter had cash and cash equivalents, net of restricted cash, of $576,947 and $193,997 as of March 31, 2005 and December 31, 2004, respectively. Through our insurance brokerage business segment, Sutter had $1,064,424 of restricted or "trust" cash as of March 31, 2005. Our insurance broker subsidiary, Diversified Risk, collects premiums paid by clients, deducts commissions and other expenses due Diversified Risk, and holds the remainder in trust for remittance to the insurance carriers providing coverage to our clients. Diversified Risk earns interest on these funds during the time between receipt of the cash and the time the cash is paid to the insurance carriers, commonly known as "float". The cash held in trust is shown separately on Sutter's balance sheet as "Restricted Cash". On the statement of cash flows, changes in restricted cash are included as part of the change in non-cash working capital in the determination of cash provided by operating activities.

         Cash used in operating activities was $1,089,025 as compared to $2,103,192 for the periods ended March 31, 2005 and 2004, respectively. This increase in operating cash flow is due primarily to the addition of Diversified Risk's cash flow from operations. Cash used in investing activities was $1,755,269 as compared to cash provided by investing activities of $159,316 for the periods ended March 31, 2005 and 2004, respectively. Cash provided by financing activities was $3,227,244 and $2,198,777 for the periods ended March 31, 2005 and 2004, respectively. Management believes there is sufficient cash flow from existing operations to fund any capital expenditures that may arise during the fiscal year.

         As of March 31, 2005, Sutter had funded debt of $2,899,358 at an average annual interest rate of approximately 8.3%.

         Sutter raised $108,008 in cash during the quarter ended March 31, 2005 from the partial sale of shares from one of its non-core investments.

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

Revenue Recognition

         Insurance Business Segment

         Revenues include insurance commissions, certain commissions receivable from insurance carriers and interest income. The Company takes credit for commissions in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. In the case of direct bill by the insurer, the Company takes credit when the commission is received by the insurer. The Company establishes contract cancellation reserves where appropriate.

         Mortgage Business Segment

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

Investments

         Marketable equity securities are classified as securities available for sale and reported at estimated fair value. Unrealized gains and losses, after applicable taxes, are reported in cumulative other comprehensive income. We use current quotations, where available, to estimate the fair value of these securities. Where current quotations are not available, we estimate fair value based on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. We reduce the asset value when we consider the declines in the value of marketable equity securities to be other-than-temporary and record the estimated loss in "realized gains or losses" in the statement of operations. The initial indicator of impairment for equity securities is a sustained decline in market price below the amount recorded for that investment. We consider the length of time and the extent to which market value has been less than cost and any recent events specific to the issuer and economic conditions of its industry. At March 31, 2005, Sutter does not have any marketable equity securities.

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

         Realized investment gains and losses are also recognized when investments are sold or disposed. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Company realized an investment gain of $23,245 for the quarter ended March 31, 2005.

Goodwill, Purchase Price Allocation and Intangible Assets

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Reference is made to Sutter's recently issued report on Form 10-K filed with the SEC and in particular the "Market Risk Disclosures" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of March 31, 2005, there have been no material changes in the market risks as described in Sutter's recently issued report on Form 10-K.


Item 4. Controls and Procedures

         As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic Securities and Exchange Commission ("SEC") filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                            Part II Other Information


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On January 26, 2005, the Company issued 1,210,065 shares of its common stock to the former owners of FLF, Inc. dba Diversified Risk Insurance Brokers. The Company did not receive any cash as a result of this issuance.

         All of the shares issued above are unregistered and restricted shares as defined by the Securities Act of 1933, as amended and promulgated by the Securities and Exchange Commission.

Item 5. Other Information

         At a regularly scheduled board meeting which occurred on May 10, 2005, the Company elected three new members to its board of directors and thereby increased the size of its board from five to eight members. As has been previously disclosed on Form 8-K, the former owners of Diversified Risk were entitled to nominate two members to Sutter's board of directors in connection with the Diversified Risk transaction. As a result, Messrs. Michael P. Flynn and James F. Wells were each nominated and unanimously elected to the Sutter board. Mr. Flynn is also Chairman and Chief Executive Officer of Diversified Risk. Mr. Wells is an independent insurance consultant and former managing director of Acordia's western US regional business. Additionally, in conjunction with a significant investment in Sutter made by MacKenzie Patterson Fuller, Inc. ("MPF") in the form of Series A Redeemable Convertible Preferred Stock, MPF was entitled to nominate one member to Sutter's board of directors. As a result, Charles E. Patterson was nominated and unanimously elected to the Sutter board.

         Of the three new Sutter board members, only Mr. Wells qualifies as "independent" as that term is defined by Section 404 of Sarbanes-Oxley. Mr. Wells will join Messrs. Corroon and Seidenberg on the Company's Audit Committee, as well as on the Company's newly formed Compensation Committee.

         Mr. Flynn, a Sutter board member and executive officer of Sutter's wholly owned Diversified Risk subsidiary, is the 50% owner of a limited liability company which owns and leases office space in which Diversified Risk operates. Annual lease payments made by Diversified Risk amount to approximately $350,000.

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

                                           SUTTER HOLDING COMPANY, INC.
                                           (Registrant)
Date: May 16, 2005                         /s/ William G. Knuff, III
                                           -----------------------------------
                                           (Signature)
                                           William G. Knuff, III
                                           Chief Financial Officer