Form 10-K
period 2009-12-31
LENCO MOBILE INC.
filed 2010-04-15
CIK 1100202

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number: 000-53830

LENCO MOBILE INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3111137
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

345 Chapala Street, Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 308-9199
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☐  Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       ☐  Yes     ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on it’s corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒   No

The aggregate market value of voting and non-voting common equity held by non-affiliates computed as of the last business day of Lenco Mobile Inc.’s most recently completed second quarter (June 30, 2009) was approximately $70.6 million  (based on the closing sale price of $3.30 on June 30, 2009). For this purpose, all of Lenco Mobile Inc.’s officers and directors and their affiliates were assumed to be affiliates of Lenco Mobile Inc.

As of March 31, 2010, 64,303,775 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

EXPLANATORY NOTES

In this registration statement, unless the context indicates otherwise, the terms “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

Since our incorporation we have affected two reverse stock splits.  On January 1, 2008, we affected a five for one reverse split of all of our outstanding common stock, par value $0.001 per share.  On March 12, 2008, we affected an additional ten for one reverse split of all of our outstanding common stock.  All references to numbers shares of common stock in this registration statement have been adjusted to give effect to these two reverse stock splits.

Special Note about Forward-Looking Statements

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to control operating costs and fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully launch our mobile phone services with new Wireless Carrier customers;

•	the timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	risks associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties;

•	financial risk due to fluctuations in foreign currencies against the U.S. Dollar.

The forward-looking statements in this report speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report.

Information regarding market and industry statistics contained in this report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all available sources, and cannot assure stockholders of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

PART I

Item 1.                                Business.

Overview of Our business

We develop, own and operate mobile phone and Internet advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers.

We offer Brand Owners the ability to design, manage and execute mobile and Internet-based marketing campaigns using our proprietary advertising platforms. By using our platforms, Brand Owners are able to access our state-of-the-art technology to:

•	simplify the development and distribution of mobile phone and Internet advertising;

•	enhance the quality and appearance of their advertisements;

•	reduce the cost of their advertising campaigns;

•	improve the return on their advertising expenditure; and

•	measure the level of response on each advertising campaign.

We have provided mobile marketing campaigns for Brand Owners such as Electronic Arts, Alfa Romeo, BMW, First National Bank, Clinique, Vodacom, Vodafone, Makro, LG, Samsung, Nedbank, Ellerines, JD Group, VW, SONY, Nokia, Mitsubishi, Peugeot, Woolworths, Volvo, Virgin Mobile, Toyota, Toshiba, Sun International, Nissan, Land Rover, Ford, Fiat, Estee Lauder, Doritos, SABMiller, BlackBerry, Imperial, Hang Ten, MTN and Nike.

We have also designed, built, integrated and hosted Mobi site-Internet sites that are accessed via a mobile phone--for many leading, blue chip Brand Owners including Sasko Flour, Nike, Samsung, Morkels, Joshua Door, Dodos Shoes, Vodafone, MTN, VodaShop, Toyota South Africa, Volkswagen South Africa, Nokia, Makro, Super Sport Television Channel, First National Bank, Ellerine’s and Wetherlys.

Mobile Phone Advertising Platforms

Our mobile phone advertising platform is based on our proprietary FlightPlan and FlightDeck software platforms and related applications. These software platforms facilitate the development of advertising content, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network.

We provide Wireless Carriers with software and services which they use to manage and track the distribution of Short Message Services or “SMS” messages, Multimedia Message Services or “MMS” messages through their MMS Messaging Switch Center or “MMSC.”   An SMS message or “Short Message Service” message is commonly referred to as a “text message”; it is a text based protocol which enables a mobile phone subscriber to send a text message from one mobile handset to another via a Wireless Carrier. An MMS message or “Multimedia Messaging Service” message is similar, but the message contains multimedia content, such as pictures, audio or video content which is sent via a Wireless Carrier to a subscriber’s mobile handset.  By making use of our MMS messaging platforms, a Wireless Carrier is able to enhance the revenue generated from its existing MMS network infrastructure, increase the efficiency of their MMSC, and improve the overall quality of the MMS messages which they deliver to their subscribers.

Our MMS messaging platform is unique in that an MMS message compiled and delivered using our platform appears in a format similar to a video clip. A mobile phone subscriber simply clicks to open the MMS message as if it was an SMS message, and the MMS runs automatically. Our MMS messages are not streamed, but are compressed and delivered directly into the mobile handset where they are permanently available to be viewed over again. The MMS message can be stored and retrieved at a later date, or forwarded to another mobile subscriber.

Our MMS messaging platform is currently being used by Vodacom and MTN, two of the leading Wireless Carriers in Africa. Vodacom has approximately 30 million subscribers in Southern Africa and is part of the Vodafone Group which has 303 million subscribers worldwide. MTN has 109 million subscribers in Africa and the Middle East.  Vodacom and MTN accounted for approximately 73% of our total revenues during 2008 and approximately 34% of our revenues for the year ended December 31, 2009.  We are currently in discussions to offer our MMS platform and solutions to other carriers throughout the world.  Our business goal is to create relationships with both Brand Owners and Wireless Carriers in as many countries as possible, and increase our appeal and ability to service global Brand Owners in their mobile phone advertising campaigns.

Internet Advertising Platforms

Our Internet advertising platform operates under the AdMax Media and AdMaximizer brands and provides cutting edge technology which is used by Brand Owners to generate consumer leads for their businesses. We provide Brand Owners with advertising products and services to reach out to consumers online in a highly focused manner.  Our platform is designed to provide the Brand Owner with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

We help our customers secure consumer leads through opt-in programs (where consumers have elected to receive advertisements), on-line registration, display advertisements on third party websites and via our own websites. We have extensive relationships with Internet publishers, who publish our advertisements and content on third party websites.  We also publish our own websites.  We own approximately 350 websites and 1,325 URLs (Uniform Resource Locators or Internet Domains) that have been developed over many years and have an established history with the major search engines.  We also constantly monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

As part of our platform, we develop proprietary tools to increase the effectiveness of online advertising campaigns.  Our AdMaximizer software is a real-time tool for managing online advertising that enables advertisers to obtain the best response to their campaigns.  Advertisements displayed on the AdMaximizer platform are adjusted in real-time based on the overall success rate of individual advertisements in the campaign, using our proprietary AdMaximizer display algorithm.  The AdMaximizer platform also provides robust reporting capabilities at the affiliate, campaign, website and individual advertisement level, which allows Brand Owners to track the effectiveness of individual advertising campaigns and make real-time adjustments to improve results.

In addition to the increased efficiencies, our AdMaximizer platform provides Brand Owners with world-class fraud detection.  AdMaximizer has built-in filters that enable us to determine whether a customer has previously accessed one of the websites managed by us or certain of our affiliate partners and to track negative consumer behavior, including charge backs of previous online purchases.  We also operate a call center service based in Costa Rica. The call center provides us with the ability to call customers to validate customer information and confirm purchase requests.  Finally, we own and manage a database with approximately 120 million unique names of individual consumers based in the United States.  We use this database to validate address and credit card information, as well as monitor purchasing patterns of consumers.  As a result of these processes, Brand Owners who pay for campaigns on the basis of leads generated, have higher confidence that the leads that we provide represent legitimate, interested consumers.

Our principal executive offices are located at 345 Chapala Street, Santa Barbara, California, 93101. Our telephone number is (805) 308-9199. Our website address is www.lencomobile.com. We are not including the information contained on our website, or any information that may be accessed by links on our website, as part of this registration statement.

Awards We Have Received

We have been invited to participate in various international mobile marketing competitions by regulatory bodies which oversee the marketing activities of the mobile sector to participate in various international mobile marketing competitions.

In 2008, our campaign for Vodacom’s My Ad Me campaign won double gold and the Inkosi first place award at the 2008 Direct Marketing Association Awards.  The awards were open to all Brand Owners who have used mobile marketing in the South African marketplace.  More than seventy brands competed for the award.

In 2008, we won I Love Mobile Web awards in the Commerce and Retail Sector (1st place) for the Sasko Flour Mobi site and in the Corporate category (3rd place) for the Vodacom Upgrade campaign.  The I Love Mobile Web Awards are run under the auspices of the Mobile Marketing Association, based in New York City, New York. The awards are open to organizations that have demonstrated leading edge mobile capability and are judged by independent industry experts.  More than one hundred companies and brands competed in the awards for 2008.

In 2009, we won the Mobile Marketing Association global award in the display category for the Europe, Middle East & Africa region for the Live Mobile Football soccer portal.  The awards are open to all mobile advertising agencies and the more than 700 members of the Mobile Marketing Association.

History of the Company’s Prior Businesses

Before engaging in our current line of business, the Company was engaged in, or attempted to engage in, three prior businesses. None of the members of the current management team were involved in the Company’s prior businesses.

The Company was originally incorporated in Delaware in July 1999 under the name Shochet Holdings Corporation.  From July 1999 through August 31, 2001, it provided full service, discount brokerage and related non-proprietary financial services and products, such as financial planning, insurance and annuities, through its wholly-owned subsidiaries: (1) Shochet Securities, Inc. (2) Shochet Investment Advisors Corp. and (3) Shochet Mortgage Corporation.  In March 2000, the Company completed an initial public offering of 1,045,000 shares of its common stock.  These securities were listed on the Nasdaq Small Cap Market System under the symbol SHOC from March 2000 until November 2001.

On March 28, 2002, there was a change in control of the Company when its majority shareholder, Firebrand Financial Group, Inc., sold 1,213,675 shares to Sutter Opportunity Fund 2, LLC.  On April 9, 2002, the Company changed its name from Shochet Holdings Corporation to Sutter Holding Company, Inc. to reflect its new ownership and business plan.  Sutter Holding Company, Inc. functioned as a holding company with two primary operating subsidiaries, Easton Mortgage Corporation, which was acquired on January 14, 2003, and Progressive Lending LLC, which was acquired on December 11, 2003.  Both subsidiaries were mortgage banks that derived a majority of their revenues from originating residential mortgages in Arizona, California, Delaware and Washington.  Sutter Holding Company’s primary business was residential mortgage origination.  It did not hold loans for investment, service loans or take credit risk except in very limited circumstances from the time of funding to the time of sale. On January 26, 2005, the Company acquired FLF, Inc., doing business as Diversified Risk Insurance Brokers, a commercial property and casualty insurance broker in northern California.  FLF, Inc. was licensed to sell insurance products in approximately 44 states and provided services to such industries as agriculture, construction, education, real estate, technology and transportation.  On December 31, 2005, Sutter Holding Company assigned its ownership in Progressive Lending LLC to William S. Howard.  On March 15, 2006, Sutter Holding Company assigned its ownership of Diversified Risk Investment Brokerage to MacKenzie Patterson Fuller, Inc.  On December 31, 2005, Sutter Holding Company ceased operations of Easton Mortgage Corporation, its only remaining operating subsidiary and became a shell company.

On November 9, 2006, the Company underwent a further change of control and changed its name to CIC Holding Company, Inc.  The change in name occurred in connection with an intended combination with an operating company in the apparel industry.  That combination never took place.  On December 12, 2007, the Company changed its name to Global Wear, Ltd. in connection with another intended acquisition of assets from a fashion apparel operating company.  However, no assets were ever acquired, and the Company continued as a shell company seeking a combination with an operating company.

History of our Current Business and Corporate Structure

We have been engaged in our current line of business since early 2008.  On February 18, 2008, we entered into an Exchange Agreement, pursuant to which our subsidiary Lenco International Ltd. acquired 100% of the outstanding shares of Digital Vouchers (Pty) Ltd., from Target Equity Limited, a British Virgin Islands company, in exchange for 350 shares of our Series B convertible preferred stock.  Our Series B convertible preferred stock was convertible into 50,000 shares of common stock for each share of Series B convertible preferred stock.  At the time of this transaction, Target Equity was an affiliate of the Company by virtue of its beneficial ownership of more than 10% of our outstanding common stock.

Digital Vouchers had developed an Internet and mobile phone marketing platform designed to enable Band Owners to market directly to consumers using the Internet and mobile phones in one integrated solution. Digital Vouchers’ 24/7 program is designed to allow Brand Owners to distribute electronic discount coupons and other rewards to consumers’ cell phones or computers.  Consumers would access an Internet website and choose products or services provided by our Brand Owner partners.  When a product or service is selected, a digital certificate or voucher would be sent by an SMS text message to the consumer’s mobile telephone that can be redeemed electronically by the retailer at the point of sale.  Digital Vouchers was a development stage company at the time of the acquisition, and we did not acquire any customers or ongoing business as a result of the acquisition.  We have not yet released the Vouchers 24/7 platform.

Mr. Michael Levinsohn, our Chief Executive Officer, was the founder and principal executive officer of Digital Vouchers.  Promptly upon completion of the acquisition, we appointed Mr. Levinsohn as our Chief Executive Officer with the objective of developing our mobile telephone and Internet marketing businesses internationally.   Concurrently with the acquisition of Digital Vouchers (Pty) Ltd. we issued to Rendez-Vous Management Limited a one year warrant to purchase 200,000 shares of Series B convertible preferred stock at an exercise price of $1 million or $5.00 per share.  Rendez-Vous Management Limited is owned by two trusts, and Mr. Levinsohn is one of a class of beneficiaries of one of the trusts.   On February 20, 2008, we changed our name from Global Wear Ltd. to Sovereign Wealth Corporation.

On March 28, 2008, we established a subsidiary under the name Sovereign Management International, Ltd., in the British Virgin Islands.  The purpose of the subsidiary is to act as a holding company for the stock of our non-United States operations.  We subsequently changed the name of this subsidiary to Lenco International Ltd. on January 8, 2009.

On June 30, 2008, we entered into an asset purchase agreement with eAccounts, Inc., a California corporation, pursuant to which we acquired certain assets from eAccounts that we refer to as the “CellCard” technology in exchange for 10,000,000 shares of our common stock.  The CellCard technology is comprised of two primary elements.  The first is a user generated content platform which enables Brand Owners to send rich multimedia advertisements to mobile phones in either SMS or MMS format. The second is a mobile phone application that enables payment for goods and services via a credit card or debit card linked securely to a subscriber’s mobile phone.  The CellCard technologies were under development at the time of their acquisition. We have continued their development, but we have not yet released any products based on those technologies.

On July 25, 2008, Lenco International Ltd. established Omara Investments Limited as a subsidiary corporation in the British Virgin Islands.

On August 11, 2008 we acquired Capital Supreme, (Pty) Ltd, a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3,250,000.  Multimedia Solutions has been in operation as a mobile marketing company focused on MMS messaging solutions since 2005, and had ongoing business operations, customer relationships and revenue.  Multimedia Solutions had developed several key software platforms and technologies including our FlightDeck and FlightPlan platforms as well as technologies for compressing MMS files and efficiently transmitting them through a Wireless Carrier’s MMSC and network.  The software platforms and technologies that we acquired in connection with Multimedia Solutions constitute the principal assets currently in use in our mobile phone platforms.

On February 20, 2009, we changed our name to Lenco Mobile Inc.

On February 28, 2009, we entered into an asset purchase agreement with Superfly Advertising, Inc., a Delaware corporation (“Superfly”).   In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities from its Consumer Loyalty Group and Legacy Media business units to our newly formed subsidiary AdMax Media Inc., a Nevada corporation (“AdMax”).  In exchange, we issued 5,000,000 shares of our common stock, a convertible promissory note in the amount of $625,000 and 208,333 five-year warrants to Superfly.  We also agreed to assume certain of Superfly’s indebtedness and issued an aggregate of $2,082,500 in convertible promissory notes and 644,166 five-year warrants to purchase shares of our common stock to seven of Superfly Advertising, Inc.’s lenders.  The assets we acquired from Superfly included principally our AdMaximizer™ software platform, advertising contracts with Brand Owners, relationships with a network of web publishers, 1,235 URLS, several hundred websites and content, consumer databases including over 120 million unique consumer records, and the assets for a call center operation in Costa Rica.  These assets are the primary assets that we use in our Internet advertising platforms.

We also acquired from Superfly certain assets used in an online subscription business.  These assets included the website Onlinesupplier.com and related websites, customer accounts, websites, vendor contracts and certain network and computer equipment.  In this online subscription business, consumers would receive special website access and discounts on the purchase of third party products in exchange for an initial payment and a monthly subscription fee.  In April, 2009 we sold the websites and related assets of Onlinesupplier.com to Ball, LLC in exchange for a net cash payment of $425,000.

On May 4, 2009, we acquired certain assets, including certain domain names and license rights in connection with a consumer gift card business from Eden Marketing LLC, a Nevada limited liability company, pursuant to the terms of an Asset Purchase Agreement.  The domain names and license rights included rights to the right to market a program in the United States that facilitates charitable organization's ability to accept donations of unused gift cards and to monetize the unused balance. We issued 3,500,000 shares of our unregistered common stock in exchange for the assets.  We subsequently determined that the assets transferred were insufficient to operate the business and have notified Eden Marketing of our rescission of the Asset Purchase Agreement.  We have offered to tender the assets and intend to pursue our claim against Eden Marketing LLC, but we have not recovered the 3,500,000 shares issued in this transaction.

In July 2009, we acquired Mobicom USA Corporation, a Nevada corporation from Mobicom Corporation, a Delaware corporation.  The transaction took place pursuant to the terms of an Agreement and Plan of Merger, in which Mobicom USA Corporation was merged into a newly formed subsidiary.  We changed the name of the surviving subsidiary to Lenco Mobile USA, Inc.  At the time of the acquisition by Lenco Mobile Inc., Mobicom USA, Inc. did not have any material assets or liabilities.  Mobicom USA, Inc. had been established as a subsidiary of Mobicom Corporation, a corporation whose assets included ownership in a Korean operating subsidiary.  Mobicom USA, Inc. was established as a U.S. based entity from which Mobicom would employ Mr. Levinsohn and begin U.S. based operations.  Mr. Levinsohn commenced work for Mobicom USA, Inc., but Mobicom Corporation’s business did not develop as anticipated.  The purpose of the acquisition from the Company’s perspective was to secure ownership of the business contacts, customer leads and other intellectual property rights that Mr. Levinsohn developed at Mobicom USA, Inc. while it was still a subsidiary of Mobicom Corporation.  We did not make payment of any cash, securities or exchange any financial instruments for the acquisition of Mobicom USA, Inc.  As consideration, we agreed to use good faith efforts to negotiate a technology license of our software platforms with Mobicom Corporation for use in Korea.  However, Mobicom Corporation did not pursue negotiations for the license and no such license was ever granted.

On August 24, 2009, we changed the name of our subsidiary Omara Investments Limited to Omara Technology Services Ltd.

In October, 2009, our AdMax Media, Inc. subsidiary acquired certain assets of Simply Ideas, LLC in exchange for 725,309 shares of our common stock and $50,000 in cash.  The assets acquired included websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.

On November 3, 2009 we changed the name of Omara Technology Services Limited to Lenco Technology Group Limited. Lenco Technology Group Limited (“Lenco Technology”) acts as our international licensing operation.  Lenco Technology has entered into a licensing agreement with Multimedia Solutions.  Lenco Technology in turn licenses our FlightDeck, FlightPlan and other software platforms to distributors and Wireless Carriers worldwide.

As a result of these transactions, our current corporate structure is as follows:

Mobile Phone Platforms

We own and operate a sophisticated Short Message Service or “SMS” and Multimedia Message Service or “MMS” messaging platform which is used by Wireless Carriers to distribute text and multimedia messages to their subscribers.  These software platforms facilitate the development of advertising content, compression of the advertisement to reduce file size, formatting of messages which comply with the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network.  By making use of our MMS messaging platforms, a Wireless Carrier is able to enhance revenue through increased SMS and MMS messaging, increase the efficiency of their messaging network infrastructure and improve the overall quality and acceptance of the messages they deliver to their subscribers.

Once a Wireless Carrier has contracted with us for use of our managed software solutions, their ability to distribute higher volumes and more advanced multimedia messages is significantly enhanced. Our platform provides the following benefits to Wireless Carriers:

•	Our solutions are software-based and are deployed on standard servers on the Wireless Carriers network, without the need for significant capital investment;

•	We have designed and installed proprietary distribution technologies that provide more efficient use of the Wireless Carrier’s network infrastructure;

•
Our systems are IP based, use SSL encrypted communication protocols and are Username, Password and PIN login protected, enabling us to securely manage a campaign from anywhere in the world via the Internet;

•
Our audio and video compression technology reduces the size of MMS messages by up to 80%, thereby increasing the efficiency and capacity of the Wireless Carrier’s Multi Media Switch Centre or MMSC and allowing us to deliver a file with moving images and synchronized audio into a mobile phone;

•	Delivery of mobile messages is in an optimal format for messaging, resulting in higher quality MMS messages and better advertising campaigns; and

•
By interfacing with the MMSC in a Wireless Carrier’s network infrastructure our MMS messaging platform is also able to determine the make, model and mobile number of a mobile handset in real-time, and then configure the message format to meet the specifications of each handset manufacturer, prior to sending the message to the mobile phone.

Internet Platforms

Our Internet business operates under the AdMax Media and AdMaximizer brands and provides cutting edge technology which is used by Brand Owners to generate consumer leads for their businesses. We use a number of methods to generate leads, including:

•
Opt-in lists : Brand Owners can target qualified prospective customers on a large scale, by sending emails to customers who have opted-in to our proprietary database of names and from a select group of email list partners who meet our stringent criteria for data integrity, as well as those who comply with all aspects of U.S. federal email legislation;

•	Co-registration : online customers visiting or registering to use a publisher’s website are also invited to register to receive offers and advertisements from Brand Owners;

•	Display ads : Brand Owners publish advertisements though our publisher network focused on generating customer interest for specific offers; and

•
AdMaximizer owned and operated websites : we manage websites that host Brand Owners’ advertisement offers.  AdMaximizer lead generation websites include survey websites, gift card and prize-related websites, and vertical industry category websites such as continuing education, healthcare, auto, and personal financial services websites.

The AdMaximizer platform is a real-time campaign management tool for online advertising that enables advertisers to obtain the best response to their campaigns. Offers displayed on the AdMaximizer platform are adjusted in real-time to provide the best performance using our proprietary AdMaximizer display algorithm. The platform presents the most effective advertisement in real-time, based on performance algorithms that carry out complex calculations to determine response rates and sale/lead conversions. AdMaximizer determines which campaign materials are best suited to increase revenues in real-time. The performance algorithm ensures that the campaign materials which are loaded in the AdMaximizer database are selected for distribution based on pre-defined ad sizes, types, keywords and categories, unique clicks, conversion rates, revenue and other performance metrics. This gives our clients a far better return on investment versus static display advertisements. AdMaximizer also enables clients to create a list management system that can be used for outbound email campaigns. The AdMaximizer platform manages the creation and display of online campaign materials such as banner advertisements, landing pages and email offers by using campaign performance related data, keyword search listings, and search engine optimization components.

The AdMaximizer platform also provides robust reporting capabilities at the affiliate, campaign, website, and individual advertisement level. The AdMaximizer platform tracks advertising campaign progress by monitoring performance metrics such as:

•	sales conversion rate;

•	click-through;

•	earnings-per-click;

•	impression count;

•	number of adverts generated;

•	total revenue generated;

•	sales total; and

•	sale conversion rate.

In addition, the AdMaximizer platform provides advertisers with a multi-level fraud detection. In recent years there has been an increase in the volume of fraudulent transactions that take place over the Internet. Online advertisers often pay advertising fees to search engines and publishers on the basis of whether a consumer clicks on the particular advertisement.  These arrangements are referred to as “Pay-Per-Click” advertising.  While structured so that the advertiser only pays when a consumer shows interest by clicking on an advertisement, these arrangements can be abused by competitors or third parties who click on the advertisements simply to increase the advertising fees payable by the advertiser.  Click Forensics, the industry leader in scoring, auditing and improving traffic quality for the online advertising community reported on July 29, 2009 in its Click Fraud Index Report (http://www.clickforensics.com/newsroom/press-releases) that in the second quarter of 2009 Pay-Per-Click fraud totaled 12.7% of all Pay-Per-Click transactions. This equates to billions of dollars in fraudulent transactions on an annual basis.

AdMaximizer has built in fraud detection filters. These filters enable us to determine whether a customer has previously accessed one of the websites managed by us or certain of our affiliate partners and to track negative consumer behavior, including charge backs of previous online purchases. Because of these tools, the AdMaximizer platform generates better quality data for our clients.

We also operate a call center service based in Costa Rica. The call center provides the ability to validate customer information and to support our Brand Owners with value added services.  Through our call center we can call a consumer to verify an online order, confirm billing and shipping information, and alert the consumer to additional product and service offerings.  As a result of our call center validation process, the quality of leads and information supplied by our Internet business exceeds industry averages. The higher quality data generated by our Internet business enables us to charge premium pricing for our services.

We own 350 websites which we use as landing pages and platforms for driving consumer interest in our Brand Owner’s products.  We also own 1,235 uniform resource locators or “URLs”.  We have worked over a period of years to drive traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them.

We also own and manage a database with approximately 120 million unique names of individual consumers based in the United States. The database contains 50 million unique names where the customer has opted-in to accept offers from Brand Owners in one or more vertical industries owned or managed by us, together with 70 million unique names of consumers who have opted-in to accept offers from our ad-network publishing clients.  This database is used to create a pool of prospective customers that we can approach on behalf of Brand Owners.  We also track information concerning the consumers in the database to discern information concerning demographics, buying propensities, return rates and purchase defaults.

Trends in the Mobile Phone and Online Advertising Sectors

Wireless Carriers worldwide generally use one of two wireless transmission platforms.  Either the Global System for Mobile (“GSM”) technology or the Code Divisible Multiple Access (“CDMA”) technology. There are currently some 860 GSM networks in 220 countries reaching 3 billion subscribers. According to the CDMA Development Group, there are 629 million CDMA subscribers in 113 countries using various CDMA technology platforms. Our MMS messaging platform can be integrated into either a GSM or CDMA network.

We believe that the market for our mobile and online advertising products and services will continue to grow dramatically for the foreseeable future. There are various factors driving this growth, including:

•	Wireless Carrier’s voice revenue, calculated in Average Revenue Per User or “ARPU,” is declining worldwide as a result of intense competition and commoditization of services.

•	Wireless Carriers are investing in data platforms which can be used to deliver services that will be charged for on a per use or per application basis.

•	Data transmission rates over wireless and wired networks are rapidly increasing which will provide the opportunity to deliver more sophisticated products and services to mobile handsets and computers.

•
Mobile phones provide one of the best direct marketing channels available today. Advertisements delivered via a mobile phone can be personalized, which traditional media cannot offer. Mobile phones offer the ability to communicate with consumers anywhere, anytime and at any place. This creates the ability to deliver on demand services when the mobile consumer requires them.

•
Advertising on mobile phones and online is less expensive to implement and can be rolled out much faster than traditional media.  Moreover, Brand Owners are able to measure the response rates and uptake of offers delivered by mobile phones or accepted online.

•
The rapid evolution in the uses, functions and performance of technology-based products has impacted the way in which consumers shop, and, as a result, traditional marketing channels are becoming less effective. Paper coupons, an advertising mainstay for years, have seen declines in use and redemptions since 2006. However, online advertising and shopping has grown during this same period.

A further factor affecting Brand Owners is the recognition of the disproportionate cost of acquiring new customers as opposed to the cost of retaining existing customers.   Mobile and online advertising campaigns can be personalized to meet individual consumer needs and behavior. As a result, strategic focus has moved towards retaining customers and profiling data in a predictive way with the ultimate goal of making better informed marketing decisions.

We believe that both our mobile phone and Internet products and services provide Brand Owners of all sizes with the ability to create, keep and leverage customers. In the current economic downturn, businesses are all being forced to look for more efficient and more innovative ways of managing and retaining their customers. In particular, almost every business is highly reliant on repeat customers and referrals in order to maintain market share and grow. We believe mobile phones and the Internet offer the most cost effective way to reach these audiences.

For the year ended December 31, 2008, all of our revenues were generated from the sale of our mobile phone related services in South Africa.  For the year ended December 31, 2009, we generated approximately 63% of our revenues from the sale of mobile phone related services in South Africa and 37% of our revenues from sales of Internet products and services in the United States.  We plan to expand the geographic reach for our mobile and online advertising products and services to other parts of the world to take advantage of the trends in the mobile phone and online advertising sectors.

Our Products and Services

We offer our clients the following products and services:

Mobile Products and Services

Bulk and targeted MMS messaging: We offer Brand Owners the ability to send high quality, MMS messages, in multimedia format, to their customers using our MMS messaging platform.  Our MMS messaging platform is comprised of the following products and services:

•
FlightDeck is our proprietary bulk MMS messaging server that is installed at the Wireless Carrier’s network infrastructure. FlightDeck delivers MMS messages in a fully automated, managed environment. FlightDeck can also prioritize an MMS campaign that is time sensitive so that the campaign is delivered at the right time and to the right mobile phone subscribers.  FlightDeck manages both risk and efficiency, ensuring that each campaign distributed via FlightDeck does not interfere with another client campaign. The platform supports multiple sending options, and available capacity is utilized in a way that prevents the Wireless Carrier’s network from being overloaded and resulting in delivery failure. We also license FlightDeck to Wireless Carriers at fixed rates for their own use in managing their own MMS messaging campaigns.

•
FlightPlan is our mobile marketing campaign design and management system. FlightPlan takes the guesswork out of planning and designing MMS message campaigns, allowing qualified designers to efficiently construct a quality MMS message. FlightPlan puts the versatility and functionality of FlightDeck in the hands of the campaign manager. FlightPlan offers Brand Owners and advertisers a simple to use graphical user interface that creates MMS messages. FlightPlan also sets the orientation of the visual images and integrates the audio files so that they are delivered in the most efficient manner.  FlightPlan sets the business rules and provides campaign measurement tools for Brand Owner to measure the response rate to the advertising campaign. The platform is continually being upgraded to add new components and ensure a comprehensive managed service solution.

•
The EPS server application enables a Wireless Carrier to deliver bulk MMS messaging outside of their core Multi Media Switch Centre by uniquely encoding an MMS message. Based on internal testing, we have been able to deliver MMS messages through the EPS server at rates of 250 messages per second, compared to previous rates of 50 messages per second. EPS offers Wireless Carriers access to high volume bulk MMS messaging with minimal capital investment, versus other multi-million dollar MMSC applications. We license the EPS server application from a third party provider.  We have enhanced the application to create a mobile newspaper delivery platform which is capable of simultaneously sending newspaper headlines and content to hundreds of thousands of subscribers. This application is already in use and has wide ranging potential in less developed economies where access to traditional media is limited.

Mobi Sites: We design, build and manage a number of high traffic Mobi Sites for our own use and for our clients. Mobi Sites are Internet sites that are designed for and accessed via a mobile phone. Mobi Sites provide a full range of services, which can be used by consumers to access everything from bank accounts to mobile content sites. Mobi Sites can enable consumers to download redeemable coupons that can be presented at point of sale in a retail transaction. Mobi Sites can also be used to deliver digital content about a Brand Owner’s products and services for promotional purposes. Each time a consumer accesses a Mobi Site, our online server is able to track who accessed the site and what content was selected, in the same way that an Internet page impression is tracked. We have been awarded a number of contracts to manage high profile Mobi Sites including the www.mmscards.mobi, www.homeground.mobi and www.player23.mobi sites. Our Mobi Site platforms are capable of delivering content and applications to hundreds of thousands of simultaneous users. Our Mobi Site platforms cater for “pull” applications in much the same way as browsers in the Apple iPhone or RIM BlackBerry, whereas our MMS products are delivered using “push” technology via the Wireless Carrier’s MMSC.

MMS Greeting Card: MMS cards are digitally downloadable cards for special events such as birthdays, wedding anniversaries, religious holidays and Valentine’s Day. Consumers are able to access the cards from a Mobi Site from which they can download mobile content into their mobile phones. We have agreements with various content providers to share revenue when their content is downloaded from one of our MMS card websites. We have deployed our MMS card application in high volume environments including downloading 4,858,660 MMS cards on Father’s Day 2009 in South Africa and more than 10,000,000 MMS messages for a Brand Owner’s promotional campaign.

Mobile Phone Statements: We have developed a unique mobile phone statement application, which delivers consumer statements directly into a mobile phone. The application includes a delivery report option, which proves receipt of the statement by the consumer. The mobile phone statements are also personalized for each individual consumer in much the same way as a letter would be. Once a mobile phone statement has been delivered into the physical handset, the consumer is able to securely access a Mobi Site that securely stores all of their relevant account information. We believe this application will have strong appeal to Wireless Carriers in developing countries where several hundred million customers have limited access to postal services or computers. A further benefit of the mobile phone statement application is the ability to significantly reduce the volume of paper and postage needed to communicate with consumers. In October 2009, we have entered into a Long Term Partnering Agreement with Deloitte Consulting to promote the mobile phone statement product to Deloitte’s clients in South Africa.

Mobile Promotions: We have previously partnered with Going Up Interactive, a leader in the provision of mobile phone based interactive marketing campaigns. Going Up Interactive has launched and operated mobile campaigns for Vodafone, MTN and Vodacom among other companies. The Going Up Interactive platform makes use of sophisticated predictive behavior modeling and incentive based tools to drive subscribers to participate in text based messaging promotions. We have secured the rights to partner with Going Up Interactive in a number of geographical regions including the United States and parts of Asia and the Middle East.

Internet Products and Services

Ad Display Networks: We manage multiple websites and have access to networks of website publishers that help advertisers efficiently market their product or service  across multiple Internet websites.  The networks are groups of associated publishers of content and media that aggregate their advertising opportunities in order to provide advertisers with more economically efficient opportunities to present marketing messages to consumers in the form of text, logos, photographs and interactive messaging. These networks often use software which allows them to aggregate, target, track and optimize their efforts on behalf of the advertisers, publishers and to the benefit of consumers who receive more relevant marketing messages.

Lead Generation: Through our own websites and our publishing networks, we are able to generate consumer leads for our advertisers.   Lead generation refers to the process of creating or capturing prospective consumer or business interest in a product or service. We solicit names, phone numbers, addresses and other relevant information from potential customers through our network of advertising websites.  We then verify the leads through our call center to ensure that we pass along only high quality leads to our advertisers.

Search Engine Optimization: We provide search engine optimization services to advertisers that improve the quantity and/or quality of visitors that find the advertiser’s website as the result of a search through a search engine such as Google, Yahoo or Bing.  The focus of most search engine optimization efforts is to increase the number of times a website displays within the results page and to increase the position the website in those search engine listing results. The three main factors that influence search results of this type are: website architecture and technical display of information, fresh unique content and links from external sites to the website in the optimization process.

AdMaximizer.com is our online server-based application, which provides performance-marketing services for our clients. Our real-time, performance algorithms ensure that the most effective advertisements are presented across all of our online properties and publishing networks. This gives our clients a far better return on investment (ROI) over static display advertisements. AdMaximizer also enables clients to create list management systems for outbound email campaigns and to measure the success of those campaigns. The AdMaximizer platform manages the creation and display of online campaign materials such as banner advertisements, landing pages and email offers by using campaign performance related data, keyword search listings, and search engine optimization components.

Products under Development

In addition to the products and services described above, we have acquired technologies related to, and are currently working on the development of the following products:

Vouchers247.com is an integrated online and mobile marketing platform which is designed to connect Brand Owners with consumers, deliver offers of products, carry out promotions, and deliver vouchers to consumers via their mobile telephones. The Vouchers247.com platform bridges the gap between traditional real world retailers by integrating the benefits of online marketing with mobile phones. Consumers are able to access an Internet web site and choose products or services provided by our retail and Brand Owner partners.   When a product or service is selected, a digital certificate or voucher is sent by text message to the consumer’s mobile telephone and can then be redeemed electronically by the retailer at the point of sale. We intend to integrate Vouchers247.com with the point of sale devices used by all major retailers, thereby providing the ability to track the acceptance of an offer by a consumer and the physical purchase of goods at the point of sale.

CellCard is a mobile advertising and payment platform. The CellCard platform enables retailers to send rich multimedia campaigns to mobile phones in either SMS or MMS format.  CellCard also provides a mobile phone-based payment application that enables CellCard’s customers to pay for goods and services via a credit card or debit card linked securely to an opted-in subscriber’s mobile phone.

Technology and Operations

 Our operations and related infrastructure are located at our facilities in Santa Barbara, California and in Johannesburg, South Africa.  We also operate a call center in Costa Rica. The call center is operated on the basis of a cost-per-seat and is an important component of our customer support.

 We operate a data center located at our offices in Santa Barbara, California. This center houses the entire computer and communications infrastructure necessary to operate our business in North America, including our mobile phone as well as our Internet advertising platforms. We employ onsite technical staff who are able to support our technology and services.  We also have equipment for back-up facilities at a co-location facility monitored by a third party data center operator in Los Angeles, California.  We maintain a dedicated DS3 fiber optic connection between Santa Barbara and the co-location facility in Los Angeles.  Both facilities provide around-the-clock security personnel, video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the Internet.

Our MMS messaging platform is managed and maintained by our employees in Johannesburg, South Africa. We operate a number of our own high speed servers which form the backbone of the FlightDeck and FlightPlan messaging platforms. We also provide managed servers which are installed at the Wireless Carrier’s core network switching center. These servers are highly secure and cannot be accessed from outside the Wireless Carrier network. We also make use of third party server facilities to provide connectivity between our MMS messaging platforms and Wireless Carriers. We continually monitor these systems and enter into service level agreements with the technology vendors, where necessary.

We build high-performance, availability and reliability into our product offerings. Our infrastructure is designed using load-balanced web server tools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. Scalability is achieved through use of advanced application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual applications and operating systems to scale independently as required by volume and usage. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken. We are presently experimenting with the installation of a cloud computing network through which our products and services can be accessed securely and remotely. We believe that we will be able to deploy our services internationally, far more efficiently, using virtual servers. All client sensitive data will still remain securely stored on our own servers.

We own all of the hardware deployed in our MMS messaging and Internet platform production environments. Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality control system, then verified in a staging environment, and finally deployed to the production system.

Research and Development

Since February 2008, we have expanded our business through the selective acquisition of products and services which enhance our overall product offering. Our Multimedia Solutions subsidiary has been in operation since 2004 and had completed development of its initial products at the time of our acquisition.  We employ several software engineers who provide a variety of services, including: customer support, content development, software maintenance and bug fixes, and the development of new features and functions for our products.  At this time, we do not account for research and development expenses separately from our general and administrative expenses.  We do not currently capitalize any development costs, but expense all development costs as they are incurred.

Intellectual Property

We regard the protection of our intellectual property rights and trade secrets as an important competitive advantage and significant contributor to our success. Where appropriate, we rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property.

We have filed patent applications covering elements of our product and services offering, but no patents have been issued to date.  We cannot be certain that current patent applications, or applications that we may file in the future, will result in the issuance of a patent or, even if a patent is issued, that it will provide a meaningful competitive advantage.

Much of our technology, and the uniqueness of our solutions, is based upon software we have acquired or developed.   This applies to our MMS message technology which encodes and compresses MMS messages, as well as the EPS server technology and our AdMaximizer.com technology.   We have not historically sought patent or copyright protection for software because of the requirement to publish the specific method or implementation of the technology as part of the application process.  In those instances we rely on trade secret protection, including confidentiality agreements and invention contribution agreements with our employees and contractors to protect our rights in that technology.  Our employees and independent contractors are typically required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.  Despite our precautions, it may be possible for third parties to obtain and use intellectual property that we own or license without our consent.  Unauthorized use of our intellectual property by third parties, including piracy, could enhance the ability of third parties to compete against us, or result in significant expenses if we are compelled to bring an action to protect our intellectual property rights.

In some cases we rely on licensed software tools or engines which we use under open source or commercial licenses from third parties.  Some of the basic components that our products come from leading software and hardware providers including Oracle, Sybase, Sun, Dell, EMC, NetApp, Microsoft and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs. These licenses have various conditions to their use including payment of royalties, and authorship credit.

From time to time we may receive notices from third parties that we have violated their license, or that our products or services infringe upon their intellectual property rights.   If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of applications determined to infringe the rights of others and/or be forced to pay substantial royalties.

Sales and Marketing

Our mobile phone business is currently focused on developing relationships with both Brand Owners and Wireless Carriers, which will ultimately lead to them using  our MMS messaging platform and other products. The relationship with the Wireless Carrier is the initial step to creating an advertising distribution channel that we can use to sell our services to Brand Owners.  In many instances the Wireless Carriers also refer Brand Owners to us as potential customers, based on their satisfactory experience in using our products and services.

We sell to Wireless Carriers through both direct and indirect channels.  Our Multimedia Solutions operation in South Africa has a dedicated sales team of 12 people which solicits additional business from Brand Owners and provides technical support to Wireless Carriers in Africa.  Our management team is experienced at selling products and services to both Wireless Carriers and Brand Owners and they are presently developing markets for our mobile products and services in Vietnam, Thailand, Korea, Indonesia, Malaysia, Mexico and China. In the United States, we entered into a commercial service agreement with OpenMarket, Inc. on September 17, 2009.  OpenMarket is one of the largest aggregators of telecom services in the United States.  Through OpenMarket we have access to carriers such as Sprint, Verizon and AT&T. We have successfully deployed our MMS messaging platform in initial tests with OpenMarket. We are in the process of setting up a sales and marketing infrastructure to approach Brand Owners in the United States.

Where we can identify a qualified partner, we have entered into channel relationships for certain territories.  We have appointed master licensees in Australia and the United Kingdom to sell our products and services into those markets. Under the terms of the master license agreement we provide technology and sales support to these licensees via dedicated business development and technical personnel.  These licensees have successfully established connectivity in these markets and are in the process of presenting our MMS products and services to Brand Owners in the region. We anticipate that we will generate revenue from these master licensees by the second quarter of 2010. Master licensees will pay us a pre-agreed percentage of revenue for the support and access to our MMS messaging platform.

Once we have established a relationship with a Wireless Carrier for a particular region, we work with that Wireless Carrier to offer our mobile marketing products and solutions to the Wireless Carrier’s Brand Owner customers.  In addition, where appropriate we might contract with local advertising agencies that have relationships with Brand Owners.   Our products and services afford the agency the opportunity to provide unique, effective and measurable campaigns for their Brand Owner clients.   We supplement this reach to the Brand Owners with direct advertising that is targeted to the geographic region.  In territories where there is high Internet penetration we use the Internet as a business development channel because the cost of identifying and securing customers is lower than other traditional media channels. In territories where there is less developed infrastructure we use the mobile phone as a business development channel. We believe that there is and will continue to be a logical convergence of the Internet and the mobile phone and that as a result Brand Owners will continue to look for organizations who can service both marketing channels for them.

Our Internet business promotes the AdMaximizer platform to online advertisers via websites, outbound email campaigns and through direct sales relationships which we have developed over many years.  We attract potential customers to our landing pages and websites through outbound direct marketing campaigns.  These consist of search engine optimization strategies and email campaigns.  We have eight personnel at our AdMax subsidiary that handle direct sales to Brand Owners.  In addition to our direct efforts, we have relationships with established online publishers who are able to generate significant volumes of business for our advertising network. We focus on building and retaining alliances with these entities. We have experienced a high level of demand for our mobile products and services from our online clients. We intend to deploy our mobile platforms in the United States in early 2010 in order to support our online clients’ requests.

Customers

In our mobile marketing business, we have two primary customers--the Wireless Carrier and the Brand Owner.  Our current Wireless Carrier customers are Vodacom and MTN; two of the leading Wireless Carriers in Africa. Vodacom has approximately 30 million subscribers in Southern Africa and is part of the Vodafone Group which has 303 million subscribers worldwide. MTN has 109 million subscribers in Africa and the Middle East. We are aggressively working to establish additional relationships with additional Wireless Carriers worldwide.

We have managed mobile marketing campaigns in Africa for a number of global brands such as Vodafone, MTN, Nedbank, Ellerines, JD Group, VW, Sony, Nokia, Mitsubishi, Peugeot, Woolworths, Volvo, Virgin Mobile, Toyota, Toshiba, Sun International, Nissan, Landrover, Ford, Fiat, Estee Lauder, Doritos, SABMiller, BlackBerry, Imperial, Hang Ten, Nike, Electronic Arts, Alfa Romeo, Clinique, Makro, LG, First National Bank, BMW and Samsung. Wireless Carriers themselves are Brand Owners and are currently using their SMS and MMS network infrastructure to promote their own products and services. Wireless Carriers are not only faced with declining average revenue per user but also high levels of churn. In order to promote customer retention, Wireless Carriers use MMS messaging to extend retention based offers to their mobile subscribers. During the last twelve months, we have carried out a number of promotional campaigns for both Vodacom and MTN, including the Fifteenth Birthday SMS and MMS campaign for MTN and numerous campaigns for Vodacom.  MTN reported to us that is Fifteenth Birthday campaign generated significant increases in both SMS and MMS messaging from its subscribers. A total of 11 million MMS messages and 25 million SMS Messages were generated directly as a result of the campaign, as confirmed by MTN.

Our Internet business provides performance-marketing services in the educational, personal finance, investing, auto, insurance and travel industries. Through our landing pages, such as www.getmyonlinedegree.com, we currently provide lead generation for several of the top online universities in the United States.

Competition and Business Strengths

We face competition from a variety of organizations in both our mobile as well as our Internet business.  There are currently numerous organizations which provide various components of the mobile marketing value chain, but very few who provide the integrated range of mobile and online services which we have to offer. We believe that in the future we might compete directly with the Wireless Carriers if they decide to focus on developing platforms similar to our MMS messaging platform and possibly face competition from major online advertisers who wish to expand into the mobile arena.

The market for mobile applications and solutions is dependent on connectivity with a mobile handset through either the Internet or via the Wireless Carrier. Browser based connections such as the Apple iPhone’s application are accessed by subscribers on a “pull” basis, as opposed to MMS services which are typically transmitted via the Wireless Carriers on a “push” to the subscriber when an outbound message is sent. We are able to deliver our products and services via both “push” or “pull” channels and as a result we believe that we are well positioned to address the market for both browser based and MMS delivered services.

Both Brand Owners and Wireless Carriers evaluate our services on a variety of levels including breadth of product offerings, price, product quality, porting abilities, ease of use, speed of execution, customer support and breadth of distribution relationships. We currently view our competitive position as follows:

•
We compete on the basis of the comprehensiveness of our product offerings.  In this regard, we believe that we offer one of the most compelling end to end solutions available today for both our Wireless Carriers and Brand Owner clients.   Our “one-stop” solution for online and mobile advertising allows us to monitor and coordinate the launch of campaigns across these two key digital media, which we believe is a competitive advantage.

•	We supply our products and services as a managed solution. This significantly reduces upfront costs for the Wireless Carriers and also allows us to price our products and services to meet new demand.

•
We also compete on the basis of the quality of services that we provide.   In our mobile phone platforms, the FlightDeck and FlightPlan and the EPS server enable Brand Owners and Wireless Carriers to produce better quality mobile content and to efficiently reach substantially all currently available handsets.  Our Internet platforms, and mobile phone platforms are supported by our call center in order to ensure the quality of the leads our campaigns generate and to validate information we receive from consumers.

•
Our FlightDeck and FlightPlan platforms contain porting capability to convert content to reach more than five thousand different configurations needed to deliver an MMS message into a handset.  Each handset manufactured by the leading suppliers such as Apple, BlackBerry, Nokia, Sony Ericsson, Motorola, LG and Samsung, and each operating system such as Symbian, Android and Windows Mobile, operate on different technical specifications.  We are constantly updating those platforms with new specifications. We carry out rigorous handset testing in order to ensure that an MMS message delivered arrives correctly configured to the mobile handset to which it is delivered. We are currently able to send an MMS message to both smart phones and any older handset that has a color screen. We estimate that we are able to reach up to seventy five percent of the handsets that are currently in use today.

•
Our products and services have been designed to be user friendly.   Our FlightPlan platform allows Brand Owners or content developers to assemble MMS messages in standard file formats and port them for distribution to thousands of unique handsets.  FlightDeck allows us to connect to a Wireless Carrier’s network via a secure IP connection and manage MMS messaging campaigns remotely. We also provide unique solutions to minimize network bandwidth utilization and improve the speed of delivery of messages through the network. Our mobile phone platforms are tried and tested and can be sold or licensed to almost any of the more than 800 Wireless Carriers in the world today. By making use of our products and services, a Wireless Carrier is able to rapidly begin generating additional revenue. Because we use Internet Protocol (IP) based connectivity interfaces we are able to deploy our services and solutions in far shorter time frames than competitors.

•
We have made a substantial commitment to providing high levels of customer services and we have been recognized by many of our customers for providing service excellence.  We provide free customer support to all our customers. Our online marketing staff maintain contact with our advertisers and publishers to quickly resolves any client queries. Our mobile business staff has a proactive approach to dealing with our customers, and they are constantly in contact during the development phase of a campaign or when the campaign is being executed. Our senior management is on standby 24 hours to deal with major client problems.

•
Each of our Brand Owner customers as well as Wireless Carriers look to us a source of revenue generation.  Brand Owners are looking for us to attract consumers for their products and services.  Wireless Carriers charge for the MMS messages that we send out to subscribers and in many cases these MMS messages are forwarded to other subscribers, thereby creating continuing revenue streams for the Wireless Carrier.  By securing Brand Owners as new clients, we generate incremental revenue for the Wireless Carriers.  The higher the volume of MMS messages we distribute through the Wireless Carrier’s network, the more profit is generated for the Wireless Carrier. Our business goals are firmly aligned with that of our Brand Owner and Wireless Carrier clients.

While we compete and expect to continue to compete on the basis set out above, our competitors may have product offerings or other business advantages that Brand Owners or Wireless Carriers may find compelling.  Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	pre-existing relationships with Brand Owners or Wireless Carriers that afford them greater access to resources or limit competition;

•	greater revenues and financial resources;

•	stronger brand and consumer recognition, regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile channels;

•	proprietary intellectual property which they can develop without having to pay royalties to third parties for licensed technology;

•	lower labor and development costs; and

•	broader global distribution and presence.

We believe that the most effective barrier to entry against competition is to build efficient, stable, secure and user friendly products and solutions that assist our clients to significantly enhance their businesses. Through this approach, we believe that we will be able to achieve significant economies of scale which in turn will provide barriers to entry against competition and first mover advantages

Our Strategy

There are approximately 4 billion mobile phones and 1.6 billion Internet connections in the world today.  We believe that there is a natural convergence between the mobile phone and the Internet and that this convergence will take place at a faster and faster rate as the functionality resident in mobile phones increases. More and more mobile phones are being sold with Internet browsing capability and a variety of smart applications. In southeast Asia, Wireless Carriers are offering data rates of up to 14.4 megabits per second. This is sufficient speed to watch a television broadcast on a mobile phone while traveling in a car. Data rates of up to 100 megabits per second are not far away.

Brand Owners continuously compete for consumers on the basis of product features, quality and price.  As a result, Brand Owners will continue to invest significant resources in developing ways to create, keep and leverage customers. In order to do this they will continue to use technology to improve service levels, delivery channels and the management of data. Our management has an intimate understanding of the mobile phone and Internet markets and has developed a framework around which to continue growing the company’s revenue through monetizing our products and services.

We believe that there are four primary reasons why consumers use their mobile phones or access the Internet. These are information, communications, entertainment and to transact commerce. Many Brand Owners have failed to recognize the importance of engaging with clients at appropriate times and through appropriate channels. We assist our clients to create, keep and leverage their customers in a sustainable and competitive manner, using our technology platforms.

Our strategy, based on current market conditions and opportunities, is as follows:

•
Expand the Wireless Carrier customer base for our mobile platforms: We plan to continue our focus on expanding our mobile phone technology platforms into new markets, using our success in South Africa as a reference for expansion into other territories. We have recently entered into an agreement with OpenMarket which will enable us to offer our MMS products and services in the United States.  Our current sales efforts are focused on additional territories in North America, Asia and the Middle East.  We have appointed licensees for our MMS messaging platform and products in Australia and the United Kingdom.  Our ultimate goal is to be able to afford Brand Owners global distribution for their online and mobile advertising campaigns.

•
Increase gross margins for our mobile business through sales in developed countries.  Our South African operations are currently earning a profit in a relatively soft currency.  We believe that there is an opportunity to generate higher margin revenue in more developed markets.  According to Chetan Sharma Consulting in U.S. wireless market Q2 2009 update issued in August 2009, the average monthly revenue per user that the Wireless Carriers received for voice usage in the United States during the second quarter of 2009 was approximately $38.00 per subscriber. According to Vodacom, in South Africa the average monthly revenue per user for voice usage was less than $15.00 per subscriber during the second quarter of 2009. We believe that entry into developed markets will provide an  opportunity for us to deliver more mobile advertising campaigns at higher gross margins.

•
Cross sell our mobile marketing and online platforms: We commenced our online Internet business in March, 2009.  Our current experience is that our online clients wish to make use of our mobile marketing products and services in order to extend their marketing reach. In addition, we can now offer online advertising solutions to Brand Owners that use our mobile services.  We believe that the ability to offer Brand Owners services for both online and mobile services will expand the market that we can reach, and provide “single source” convenience that will assist us in retaining Brand Owner accounts.

•
Develop a comprehensive suite of mobile and online advertising solutions.  We plan to complete the development work on the vouchers247.com platform for the United States market and deploy the platform in mid 2010. Over 300 billion paper coupons per year are issued in the United States alone at an estimated cost of $7 billion annually for printing and delivery. The vouchers247.com platform is designed to enable companies currently using paper-based coupons to move onto a digital platform.  Our CellCard technology is designed to allow point of sale payment processing through the mobile phone.  We intend to continue to develop and acquire unique technologies and solutions that will enable our Wireless Carrier and Brand Owner customers opportunities to create, keep and leverage relationships with customers. We are aware that there are other organizations that are able to deliver coupons to mobile phones, but we believe that our comprehensive offering will provide us with a competitive edge.

•
Build and leverage a comprehensive database of consumer information: Starting with our existing database, we intend to build an opted-in database of customers who elect to receive targeted offers from our Brand Owner partners. We intend to expand and leverage our existing database of consumer information to improve the relevance, effectiveness and value of the advertising services we offer to Brand Owners.  Because input costs have largely become commoditized, we believe that Brand Owners will increasingly view a well-managed customer relationship management and loyalty program focused on customer retention and driving incremental revenue as the best way to retain market share and ensure ongoing profitability.

Seasonality and Cyclical Fluctuations

Our advertising services business is subject to seasonal fluctuations related to the advertising spend by Brand Owners. The calendar third quarter is generally our weakest and the fourth quarter is generally our strongest, but this might vary from year to year. Other factors such as the general economic climate, the addition or loss of large customers will also to affect our business. In many cases Brand Owners plan their advertising campaigns up to one year in advance and we are dependent on their budgets for a significant percentage of our revenue. We are developing product solutions, such as our mobile phone statements, which will be less susceptible to seasonal fluctuations in revenue.

Government Regulation

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial adverts and specifies penalties for commercial mobile that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require advertisers to stop sending them commercial adverts.

The CAN-SPAM Act covers messages sent for the primary purpose of advertising or promoting a commercial product, service, or Internet web site. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•	prohibiting false or misleading ad header information;

•	prohibiting the use of deceptive subject lines;

•	ensuring that recipients may, for at least 30 days after an ad is sent, opt out of receiving future commercial messages from the sender, with the opt-out effective within 10 days of the request;

•	requiring that commercial ad be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

•	requiring that the sender include a valid postal address in the ad message.

The CAN-SPAM Act also prohibits unlawful acquisition of recipients’ addresses, such as through directory harvesting, and transmission of commercial mobiles by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of adverts sent, with enhanced penalties for commercial advertisers who harvest recipients’ addresses, use dictionary attack patterns to generate mobile addresses, and/or relay adverts through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial ad messages would be received. We believe we are a leader in developing policies and practices affecting our industry and that our permission-based mobile marketing model and our anti-spam policy are compatible with current CAN-SPAM Act regulatory requirements. We are a founding member of the Email Sender and Provider Coalition, or ESPC, a cooperative industry organization founded to develop and implement industry-wide improvements in spam protection and solutions to prevent inadvertent blocking of legitimate commercial adverts. We maintain high standards that apply to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial adverts, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including the countries of the European Union and Israel, have regulated the distribution of commercial adverts and the Internet collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our customers may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting electronic marketing. If our customers’ mobile campaigns are alleged to violate applicable laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

Our standard terms and conditions of sale require our customers to comply with laws and regulations applicable to their mobile marketing campaigns and to implement any required regulatory safeguards. We take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

•	new customers signing up for our services must agree that they will send adverts through our service only to persons who have given their permission;

•	when a contact list or database is uploaded, the customer must certify that it has permission to contact each of the addressees;

•
when an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and may be required to confirm their intent to be added to the contact list, through a process called double opt-in;

•	we electronically inspect all of our customers’ contact lists to check for spam traps, dictionary attack patterns and lists that fail to meet our permission standards; and

•	we make use of an outbound call center which facility to call all of our opted-in clients in order to verbally validate their opt in records and contact permission.

The Federal Trade Commission (“FTC”) conducted an investigation into certain segments of the Internet advertising industry, which included Commerce Planet, Inc. an entity which sold its businesses to Superfly Advertising Inc. The FTC brought an action against Commerce Planet, Inc., Michael Hill (currently the President of AdMax Media, Inc.) and certain officers of Commerce Planet, Inc. in the United States District Court for the Central District of California.  The FTC alleged that during the period from 2005 to 2008, Commerce Planet, Inc. used certain billing practices in connection with its online supplier business that were misleading, including (i) the use of “negative option features” where a consumer’s failure to take affirmative action to reject products or services were interpreted as acceptance of an offer, and (ii) the failure to clearly and conspicuously disclose all material terms of an offer and any refund or termination policy. Mr. Hill, without admitting any of the allegations and denying any wrongdoing, entered into a stipulated judgment and order with the FTC to settle this action in November 2009.  A monetary judgment of $19,730,000 was entered against Commerce Planet, Inc., Mr. Hill and certain of the other officers.  The monetary judgment against Mr. Hill was suspended based on his transfer to the FTC of cash, promissory notes and other claims with a value of approximately $700,000.  The stipulated judgment also imposed certain permanent injunctions against Mr. Hill, and any person or entity in active concert or participation with him, including: (i) prohibitions against misrepresenting any material fact in connection with the advertising, promotion, offering or sale of a product or service, (ii) requirements to clearly and conspicuously disclose all costs and terms of an offer, including any refund policy, and (iii) a requirement to obtain express informed consent from a consumer prior to using any billing information to obtain payment for a product or service.  The permanent injunctions proscribed in the stipulated judgment are consistent with recently adopted FTC guidelines for the Internet advertising industry as a whole. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector.

In addition, the FTC has recently issued its report on Self-Regulatory Principles for Internet Behavioral Advertising that promotes principles designed to encourage meaningful self-regulation with regard to Internet behavioral advertising within the industry. As evidenced by such report, the FTC maintains its support of self-regulation within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach by the FTC may adversely affect our ability to grow the Company’s media division and effectively grow its behavioral targeting platform. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

Consumer Protection and Privacy Rights

We do not facilitate the delivery of spam messages to mobile phone subscribers. Prior to the delivery of an MMS message we ensure that there is an existing relationship between us, the Wireless Carrier or the Brand Owner and the subscriber to whom the message is being delivered, in which the subscriber has agreed to receive advertising messages. We believe that a mobile phone is a personal communications device and that it should not be abused.

We collect personally identifiable information from consumers with the consumer’s permission.  The consumer provides this permission by opting into one of our programs. We store personally identifiable information securely and do not use the data without the explicit, knowing permission of the consumer which is gained at the time we collect the data.

Our Wireless Carriers or Brand Owner  customers retain the right to use data they have obtained through explicit permission from a consumer; for example, if a consumer provides an email address to receive information and updates. We rely on our customers’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign.  If our Wireless Carriers or Brand Owner customers provide databases of their consumers, we can use this data on behalf of those customers, again pursuant to their consumer privacy policies. We rely on our Wireless Carriers and Brand Owner customers to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have an opt-in relationship with the customer, (2) have an opportunity to share their consumer privacy policies with their customer, and (3) provide an opportunity to opt-out.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving Internet advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information. In addition, we use non-personally identifiable information that we receive from websites, pursuant to their consumer privacy policies, about their visitors’ general demographics and interests in order to target appropriate advertising to the websites.

We use “cookies,” among other techniques, to measure and report non-personally identifiable information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user’s hard drive. Cookies cannot read information from the web user’s hard drive; rather they allow websites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used, however, to record user preferences in order to allow personalization features such as stock portfolio tracking and targeted news stories.

We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in our industry, providing simple and automated privacy controls for Internet users. Please refer to the section entitled “Government Enforcement Actions, Changes in Government Regulation and Industry Standards, Including, But Not Limited To, Promotion-Based Lead Generation Marketing, Spyware, Privacy and Email Matters, Could Decrease Demand For Our Products and Services and Increase Our Costs of Doing Business” in Item 1A “Risk Factors” of this report for further details about our compliance with privacy regulations.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code of Ethics addresses inter alia such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.  We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders.

Within the Code of Ethics, we have established an accounting ethics complaint procedure or “whistleblower” procedure for all employees of the Company and its subsidiaries. The complaint procedure is for employees who may have concerns regarding accounting, internal accounting controls and auditing matters. We treat all complaints confidentially. If an employee desires, he or she may submit any concerns or complaints on an anonymous basis, and his or her concerns or complaints will be addressed in the same manner as any other complaints. We do not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

Corporate Culture and Employees

We are proud of our achievements and of the contribution that our employees have made to build our business to date. We support a culture of debate and dialogue pertaining to all material aspects of our business and we strive to go above and beyond to look after the people who work in our business. We believe that our future is inextricably linked to the quality and well being of our people. We operate in an environment that is dependent on talent to create and deliver new and innovative technologies. Besides creating a safe, secure and stimulating work environment we believe that we should create an opportunity for our employees to receive compensation at the upper end of comparative market related scales.

We are currently only operational in English speaking countries.  As we expand internationally, we will be exposed to new languages, cultures and people. We will always endeavor to be sensitive to the new environments into which we expand and recognize that our success is dependent on our ability to manage diverse people in these different geographical regions. As part of our expansion we will encourage employees and managers from each region to develop their international expertise so that they as individuals and ultimately the organization will benefit. We intend to establish facilities, employees and suppliers in the geographic markets where we are active so that we are seen as a net contributor to the communities upon whom we are dependent.

We believe that we have a role to play in setting an example as an organization. We believe that collectively we can make a difference to millions of lives by introducing products and services which positively impact on the way people live, how they communicate and how they go about their day to day business. There are few other industries beside telecommunications that can impact on people’s lives so quickly and in such a meaningful way. The ability to send an MMS picture from one part of a country to another has and will continue to change the lives of many people. By developing products and services that are sensitive to the environment we can also make our small contribution to the improvement of the planet on which we live. Products such as our mobile phone statements have the ability to create carbon neutral applications which will over time make a difference to our environment.

We are an organization that is committed to the highest levels of ethical behavior, as well as competition. We will continue to employ people who strive to deliver the most compelling business offerings at the most appropriate price in the most efficient manner.

As of December 31, 2009, we had a total of 73 employees, including 24 in the United States, 1 in the United Kingdom and 48 in South Africa.  None of our employees are covered by a collective bargaining agreement.  We believe that we have good relations with our employees.

Item 1A.                      Risk Factors.

Investors should carefully consider the risks described below before deciding whether to invest in our common stock.  The risks described below are not the only ones we face.  Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results.  If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.  In such case, the trading price of our common stock could decline and you could lose all or part of your investment.  Our other filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.  See “Special Note Regarding Forward-Looking Statements.”

Risks related to our Business and Industry

Our business is subject to many risks and uncertainties, which may affect our future financial performance. Because of the risks and uncertainties discussed below, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

 Our mobile advertising business is dependent upon relationships with Wireless Carriers who control access to their network and a significant portion of our costs of goods sold.  If we cannot secure access to the Wireless Carriers’ networks at reasonable rates, our ability to generate revenues and profits will be significantly impaired.

In our mobile phone business, we charge Brand Owners a price for sending out SMS or MMS messages to their customers.  We contract with Wireless Carriers to send the SMS or MMS messages over their networks at bulk rates.  We generate gross profit on the difference between the price we charge the Brand Owner and the price we pay to the Wireless Carrier.  We currently have relationships with two Wireless Carriers in Africa.  Those relationships do not grant us exclusive access to those networks and third parties are allowed similar access to the network. We currently have access to the majority of Wireless Carriers in the United States through a third party connectivity aggregation agreement, but have not generated revenues from that relationship to date. Our business plan contemplates that we will increase our revenues through establishing additional relationships with Wireless Carriers worldwide.  If, for any reason, we are unable to secure or maintain relationships with Wireless Carriers we will not be able to generate additional revenues and our business will not develop.

 The Wireless Carriers set the rates for the messages we send over their network, as well as the cost to their subscribers for data access.  Network access is the largest component of cost of sales for our mobile phone business.  If the Wireless Carriers increase the rates that they charge us for sending messages we may be forced to increase our prices to Brand Owners.  Higher prices may cause Brand Owners to look for alternative forms of advertising or otherwise decrease the amount of business that they do with us.   If we incur increased rates from Wireless Carriers and cannot pass the increase on to the Brand Owners we may experience declines in our gross margins and profitability.

Wireless Carriers also have control over billings and collections for our messages and services. If a Wireless Carrier or their third-party service provider provides billing and collection services to us which are defective or inaccurate, our revenues may be less than anticipated or may be subject to refund at the discretion of the Wireless Carrier or our Brand Owner customers.

The mobile phone industry is going through rapid technological change.  The introduction of smart phones, such as the Apple iPhone, BlackBerry and several Nokia models is resulting in the rapid development of mobile applications.  Our existing and future applications will take advantage of these enhanced phones.  Many of the Wireless Carriers throughout the world do not yet have fully operational new generation MMS messaging platforms installed. A major capital investment is required in order to deliver the infrastructure for high speed MMS messaging and data services.   A Wireless Carrier’s decision to build in a territory, and the timing of these build outs, will impact our ability to offer more advanced services.

Deteriorating macroeconomic conditions have negatively impacted certain parts of our business and a further weakening of macroeconomic conditions may have additional negative impacts on our business.

In 2008 and continuing into 2009, our Internet advertising business began experiencing weakness as a result of the deteriorating macroeconomic conditions in the United States.  We are not able to predict whether general macroeconomic conditions, or conditions in the Internet advertising industry specifically, will worsen or improve, or the timing of such developments. If macroeconomic conditions worsen, such worsening conditions may cause further declines in the Internet marketing industry in general, and our results of operations specifically. Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that we achieved prior to the macroeconomic downturn.

As an advertising company, our business is dependent upon the level of advertising by Brand Owners.  We are subject to macroeconomic fluctuations in the U.S. and global economies, including those that impact discretionary consumer spending, which may remain depressed for the foreseeable future. Some of the factors that could influence the level of consumer spending include continuing conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending. If the economy enters a prolonged period of decelerating growth or recession, advertisers may reduce the amount of their advertising expenses and the results of our operations may be harmed. As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Any failure to meet market expectations would likely result in decreases in the trading price of our common stock.

Our industry is subject to risks generally associated with the advertising industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the advertising industry, many of which are beyond our control. These risks could negatively impact our operating results. Potential advertising related risks include the following:

•	the commercial success of our Brand Owner’s brands;

•	economic conditions that adversely affect discretionary consumer spending;

•	changes in consumer demographics;

•	the availability and popularity of other forms of media and entertainment; and

•	critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

Our limited operating history may not serve as an adequate basis to judge future prospects and results of operations.

As a result of our short operating history, we have limited financial data that can be used to evaluate our business.   In addition we have completed a number of acquisitions and dispositions of assets over the past two years.  As a result, our historical financial statements and results of operations may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

We are an early stage company and face increased risks and uncertainties inherent to companies that are still developing their business.

Any evaluation of our business and our prospects must be considered in the light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the emerging mobile marketing industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	expand our digital advertising distribution channels, including Wireless Carrier networks and Internet website and publications;

•	successfully establish direct and indirect sales channels, and develop effective value propositions to attract Brand Owners to our advertising platforms;

•	develop and deliver high-quality content for advertisements and promotions that achieve significant market acceptance;

•	respond to market developments, including next-generation software and mobile phone platforms, emerging technologies and pricing and distribution models;

•	establish and implement integrated financial and accounting policies, procedures and controls;

•	enhance our information technology and processing systems;

•	successfully integrate products or companies that we may acquire;

•	execute our business and marketing strategies successfully; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

We became engaged in our current business in early 2008 yet the Company was incorporated in 1999.   There may be risks and liabilities that are unknown to our management resulting from operations prior to our implementation of our current business plan.

The Company was incorporated in 1999.  However, we became engaged in our current business of mobile and Internet marketing in early 2008.  Between 1999 and 2008, the Company was engaged in different lines of business including discount brokerage and financial services and mortgage banking.  The Company also existed as a shell company for a period of time with the intent of entering into business combinations with companies in the apparel industry.  Our current management was not involved with the Company prior to early 2008.  There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to our current management and therefore are not disclosed in this registration statement.

We may require additional capital in order to execute our business plan, and we have no current arrangements in place for any such financing.

The operation of our business, and our efforts to grow our business, might require significant cash outlays and commitments. If we are successful in securing new Wireless Carrier customers, our business plan contemplates that we will open local offices in region, which will result in initial capital and operating expenses.  In addition, we expect to continue to evaluate acquisition opportunities which may require additional capital commitments.  If our cash, cash equivalents and short-term investment balances and any cash generated from operations and borrowings are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations and debt repayment obligations.

We do not have any arrangements in place for additional capital at this time and may not be able to raise needed cash. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, dependent on the time, terms and pricing of the financing. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. Factors that may contribute to the variability of our quarterly results include:

•	our current reliance on large-volume orders from only a few customers;

•	fluctuations in the number of new mobile advertisements or levels of advertising expenditure by major Brand Owners;

•	fluctuations in revenues and expenses related to our addition or loss of Wireless Carrier contracts or content licenses;

•	our competitors may take more significant market share for similar products offered by us to our major clients;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new campaigns and promotions released in prior periods;

•	the expiration of existing content licenses for particular promotions;

•	changes in pricing policies by us, our competitors or Wireless Carriers and other distributors;

•	changes in the mix of products and services we are able to sell which may have varying gross margins;

•	fluctuations in the overall consumer demand for mobile handsets, mobile campaigns and related content;

•	strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	general economic conditions in developing countries which are in our target markets;

•	our success in entering new geographic markets;

•	the timeliness and accuracy of reporting from Wireless Carriers;

•	the seasonality of our industry;

•	changes in accounting rules, such as those governing recognition of revenue;

•	the timing of compensation expenses associated with equity compensation grants;

•	the timing of charges related to impairments of goodwill and intangible assets; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result, our operating results may experience significant fluctuations from quarter to quarter.   Therefore, period-to-period comparisons may not provide meaningful guidance for investors to evaluate our prospective future operating results.

In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

Our contracts with Wireless Carriers and Brand Owners are generally on a purchase order basis, and we do not have long term agreements with either Brand Owners or Wireless Carriers to assure future revenues or expenses.

The Brand Owners upon whom we rely for a substantial portion of our revenues order services from us on a purchase order basis.  We are generally required to secure new purchase orders for each new advertising campaign.  As a result, we carry little backlog and have limited visibility into the long term purchasing plans of our customers.

We purchase bulk message services from Wireless Carriers on a purchase order basis.  We do not have long term contracts with Wireless Carriers to protect our access to the network or the prices we pay for network access.  Any inability to access Wireless Carrier networks at reasonable rates would have a substantial negative impact on our business.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We have undertaken strategic acquisitions in the past.  Our acquisitions of Multimedia Solutions and our AdMax business form the core of our current business.  However, acquisitions involve risks and uncertainties.  We are in the process of rescinding the acquisition of assets from Eden Marketing Services LLC.  We have not yet developed products or services from our Digital Vouchers or CellCard platforms.  We are unable to predict with certainty the costs required to complete the integration of those products or what the market acceptance will be for these products and services.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of these operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

•	declining employee morale and retention issues resulting from changes in compensation, management, reporting relationships, future prospects or the direction of the business;

•
the need to integrate each acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company that the acquired companies lacked prior to acquisition;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

•
liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the anticipated benefits of any future acquisitions do not materialize, or we experience difficulties integrating businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

The terms of acquisitions may require that we make future cash or stock payments to shareholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made.

We face exchange rate and currency control risks as a result of our operations in South Africa, and may face additional currency and exchange risk if we conduct business in new international markets.

Although we currently transact approximately one-half of our business in U.S. Dollars, we also transact approximately one-half of our business in South African Rands.  Consequently, we are currently exposed to fluctuation between the United States Dollar and the South African Rand, which varied by approximately 48% in 2009.

As we expand internationally we anticipate currency risk management becoming a more important aspect of our business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

We anticipate earning a significant portion of our future revenue and profits in foreign jurisdictions. Countries, including South Africa, have various restrictions and controls on bring currency into, or distributing currency out of, their county.  If we are unable to effectively move and allocate capital among our operating entities it would have a material impact on our financial condition and cash position.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations and distribution, any of which could increase our costs and hinder our growth.

International sales represented 100% of our revenues in 2008. For 2009 we generated approximately 37% of our sales in the U.S. and the balance in South Africa. We currently have offices in South Africa and the U.S. and have licensed distributors in the United Kingdom and Australia.

We plan to expand internationally and establish offices in other foreign jurisdictions. There are inherent risks in operating offices in developing countries and we might from time to time be exposed to risks outside of our core business.  Risks affecting our international operations include:

•	political, economic and social instability including military and terrorist attacks;

•	compliance with multiple and conflicting laws and regulations;

•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	potentially adverse tax consequences resulting from changes in tax laws;

•	challenges caused by distance, language and cultural differences;

•	difficulties in staffing and managing international operations;

•	potential violations of the Foreign Corrupt Practices Act, particularly in certain emerging countries in East Asia, Eastern Europe and Latin America;

•	longer payment cycles and greater difficulty collecting accounts receivable;

•	Protectionist laws and business practices that favor local businesses in some countries;

•	price increases due to fluctuations in currency exchange rates;

•	price controls;

•	the servicing of regions by many different Wireless Carriers;

•	imposition of public sector controls;

•	restrictions on the export or import of technology;

•	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

•	difficulties in enforcing intellectual property rights in certain countries.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. Our ongoing international expansion efforts may be more costly than we expect. These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

If we are unable to successfully compete in our core market, our ability to retain our customers and attract new customers could decline, as would our revenues.

We believe competition will increase as current competitors increase the sophistication of their offerings, as new participants enter the market and as the market continues to grow and, becomes increasingly attractive. The wireless communications and Internet markets are continuing to evolve, and technology enhancements may enable the introduction of new and different services.  If current or potential customers prefer the products and services offered by competitors over those offered by us, we will not be able to generate or sustain sufficient revenues to develop our business.  Certain competitors have longer operating histories, larger customer bases, better brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better financed companies, including Wireless Carriers. Any delay by us in the development or introduction of products or services or updates, would also allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop products and services for our customers and target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

We face competition from a number of sources including major media companies, traditional publishers, content aggregators, mobile software providers and independent mobile advertising publishers. Wireless Carriers may also decide to develop and distribute their own mobile campaigns. If Wireless Carriers enter the mobile advertising market as publishers, they might refuse to distribute some or all of our MMS messages or might deny us access to all or part of their networks.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	superior intellectual property from which they can develop better technical solutions which might be attractive to Wireless Carriers, Internet publishers and Brand Owners;

•	relationships with Wireless Carriers or Brand Owners that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	the ability or willingness to offer competing products at no charge or reduced rates to establish market share;

•	lower labor and development costs; and

•	broader global presence and distribution channels.

Certain of our large competitors have considerably greater resources than we do, enabling them to develop a broader range of products and services than we can and to do so more quickly, which causes further challenges, especially on the next-generation mobile phone platforms.

In addition, given the open nature of the development and distribution for certain next-generation platforms, we also compete with a vast number of small companies and individuals who are able to create and launch mobile campaigns and other content for mobile devices utilizing limited resources and with limited start-up time or expertise. Many of these smaller developers are able to offer their products at low cost or substantially reduce prices to levels at which we are unable to respond competitively and still achieve profitability given their low overheads.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, operating results and financial condition.

We currently rely on two Wireless Carriers for our MMS business. The loss of or a change in any significant Wireless Carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

A significant portion of our revenues is derived from a limited number of Wireless Carriers. In 2009, we derived approximately 34% of our revenues from relationships with two Wireless Carriers. While we are attempting to establish relationships with a number of Wireless Carriers, we expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than twenty Wireless Carriers for the foreseeable future. If any of our Wireless Carriers decides not to allow us access to their MMS network infrastructure, or decides to terminate or modify the terms of its agreement with us, or if there is consolidation among Wireless Carriers, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that Wireless Carrier’s subscribers and the revenues they afford us. In addition, having our revenues concentrated among a limited number of Wireless Carriers also creates a concentration of financial risk for us, and in the event that any significant Wireless Carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer. If any of these eventualities come to pass, it could materially reduce our revenues and otherwise harm our business.

System or network failures or deficiencies could reduce our sales, increase costs or result in a loss of revenues or customers who use our services.

We rely on Wireless Carriers and other third-party data carriers to deliver MMS messages and advertising content to end users and to track and account for the downloading of our messages and advertising content.  Some of our technologies for enhancing the performance of our MMS platform are dependent on specific types of access to the Wireless Carrier’s network.  If the Wireless Carrier is unable to provide us with the level of connectivity we require, the standard and functionality of our services will be negatively impacted, which will in turn negatively affect our ability to provide services and generate profitability.   In certain circumstances, we also rely on our own servers to deliver MMS messages to the Wireless Carriers and to deliver on demand content to end users through the Wireless Carrier’s networks. Any technical problem with Wireless Carriers, third party service providers or our billing, delivery or information systems or communications networks could result in the inability of the Wireless Carriers, or a mobile subscribers to download our  content.

From time to time, Wireless Carriers may experience failures with their billing and delivery systems and communication networks, including gateway failures that reduce their ability to distribute MMS messages and advertising content. Any such technical problems could cause us to lose revenues or incur substantial repair costs and distract management from operating our business.

In our Internet business, our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process responses to advertisements, would reduce significantly the attractiveness of our solutions to Brand Owners and Internet publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations.

Our own computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts and natural disasters. We lease data center space in Santa Barbara, California, Johannesburg, South Africa, outside London in the United Kingdom and maintain monitored server equipment at a co-location facility in Los Angeles, California. Despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. In the event of failure, the various data centers and communications systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

Technology changes in mobile handsets may significantly reduce or eliminate Wireless Carriers’ control over delivery of our MMS messaging products and services and force us to rely on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

Substantially all our MMS messages are currently delivered through Wireless Carriers’ Multimedia Messaging Service Centers or MMSC’s. We have invested significant resources developing software platforms with an established value proposition for Wireless Carriers in order to offer them our products and services.  Because of the revenues that they receive from our services, Wireless Carriers have assisted us with introductions to Brand Owners and provided sales support.

A growing number of mobile phone handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a Wireless Carrier’s messaging service.  Increased use by subscribers of open operating system handsets, or mobile websites will enable them to bypass Wireless Carriers’ services and could reduce the market power of Wireless Carriers as a distribution channel for Brand Owners. This could force us to develop capabilities and solutions for alternative sales channels where we may not be successful selling our MMS messaging services and could require us to increase our sales and marketing expenses significantly.

Changes in how we generate Internet consumer traffic for our websites and landing pages could negatively impact our ability to maintain or grow our revenue and profitability levels.

We generate Internet consumer traffic for destination websites using various methods, including: organic traffic, offline marketing campaigns, distribution agreements, search engine marketing and search engine optimization.  Our search engine marketing activities include purchasing advertising on third party search engines such as Google, Yahoo or Bing.  Search engine optimization is the process of modifying the content and programming of a website in an effort to improve its visibility or ranking on a search engine, thereby driving more traffic to the website. The major search engines use algorithms that try to match website content to a specific search inquiry.  The algorithms rank websites against a search based on multiple factors computed in the algorithm.  The current revenue and profitability levels of our advertising and lead generation segments are dependent upon our continued ability to use a combination of these methods to generate Internet consumer traffic to our websites in a cost-efficient manner.

Our search engine marketing or search engine optimization techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate Internet consumer traffic for destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue and profitability of these business segments. There can be no assurances that we will be able to modify our search engine marketing or search engine optimization techniques to address any future search algorithm changes made by the major search engines.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our network system stores data about consumers who have previously interacted with us, customers’ proprietary mobile distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access to consumer information stored on our systems could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to current or planned customer payment processing.

Our existing general liability insurance may not cover any, or only a portion of any, potential claims to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would result in significant expense and reduce our working capital.

Consumer preferences are continually changing and are often unpredictable. If we or our suppliers fail to develop and deliver innovative, interesting and valuable content which consumers are willing to pay for, our sales will suffer.

Our business depends on developing and publishing content and services for both mobile devices and the Internet that subscribers and consumers generally will view. We must continue to invest significant resources in product development, licensing efforts, marketing and regional expansion to enhance our offering of campaigns and introduce new campaigns, and we must make decisions about these matters well in advance of product releases in order to implement them timely. Our success depends, in part, on our ability to address unpredictable and volatile factors beyond our control, including end-user preferences, competing services, and the success of other advertising channels. If our content and related services do not respond to the requirements of our Wireless Carriers, Brand Owners or the preferences of subscribers and consumers, or if they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our services  are successfully introduced and initially adopted, a subsequent shift in the requirements of Wireless Carriers and Brand Owners, or the preferences of consumers, could cause a decline in the use of our services that could materially reduce our revenues and harm our business, operating results and financial condition.

If the technology that we currently use to target the delivery of Internet and mobile advertisements and to prevent fraud on our networks is restricted or becomes subject to regulation, our expenses could increase and we could lose customers or advertising inventory.

Websites typically place small files of non-personalized or anonymous information, commonly known as "cookies," on an Internet user’s hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user’s browser software. We currently use cookies to track an Internet user’s movement through our customer’s websites and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time.

Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they are substantially less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially viable. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, could require us to change our business practices and could divert management’s attention.

Various private spam blacklists have in the past interfered with, and may in the future interfere with, the effectiveness of our products and our ability to conduct business.

We depend on the Internet to market to and communicate with our advertisers, publishers and customers, and our customers rely on our Internet platforms and mobile campaigns to communicate with their consumers. Various private entities attempt to regulate the use of mobile devices for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain mobile solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, Internet Service Providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial mobile solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, messages sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our other Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of the marketing campaigns we conduct for our Brand Owner customers, all of which could have a material negative impact on our business and results of operations.

Our relationships with our channel partners may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.

Our AdMax Media Inc. subsidiary maintains a network of active website publishers and other channel partners, who refer customers to us through links on their websites and outbound promotion to their customers. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new products or services or retain and attract customers.

At this stage of our operations, we do not have an extensive management or employee base.  Accordingly we rely heavily on the actions of relatively few key personnel.  The loss of the services of key personnel may adversely affect our ability to achieve our business goals.

Our ability to expand our businesses also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel.  Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel.  If we fail to do so, we may be unable to develop new products or services or continue to provide a high level of customer service, which could result in the loss of customers and revenues.  We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so.

We rely on trade secrets to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete could be harmed.

We require our employees and third-party developers to sign agreements not to disclose or improperly use our trade secrets.  Those agreements also required them to acknowledge that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and to assign to us any ownership they may have in those works.  Nonetheless, our employees or independent contractors may breach their agreements, and it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our business, operating results and financial condition.

Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or to license the infringed or similar technology on a timely basis could force us to suspend campaigns, withdraw adverts from the market or prevent us from introducing new adverts. In addition, even if we are able to license the infringed or similar technology or adverts, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.  We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit.

Because a significant portion of our assets are located outside of the United States, and one of our directors resides outside of the United States, it may be difficult for investors to use the United States federal securities laws to enforce their rights against us and some of our officers and directors in the United States.

One of our directors, Jonathan Fox, resides outside of the United States.  In addition, our Multimedia Solutions subsidiary is located in South Africa and a significant portion of our operating assets are located outside of the United States.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or South Africa and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in South African or other international courts.  Further, it is unclear if extradition treaties now in effect between the United States and South Africa would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

Risks Related to an Investment in our Common Stock.

The trading price of our Common Stock has experienced, and may continue to experience, periods of high volatility.

The trading price of our common stock has fluctuated in the past and is expected to continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control, such as:

•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent and continuing unprecedented volatility in the financial markets;

•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular, and actual or anticipated fluctuations in our operating results;

•	any changes in or our failure to meet any financial projections we may provide to the public;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our industry and our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	market conditions or trends in our industry.

In addition, the stock markets, including the OTC Pinksheets on which our common stock is quoted, have recently and in the past, experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

Michael Levinsohn, our Chief Executive Officer, and BasTrust Corporation Limited, a trustee of several trusts that own significant equity in the Company control us through their positions and stock ownership and their interests may differ from other stockholders.

Our Chief Executive Officer Michael Levinsohn is one of a class of beneficiaries of a trust which owns 50% of an entity that currently owns approximately 34.35% of our common stock.  Beneficiaries under those trusts include members of Mr. Levinsohn’s family.  In addition Mr. Levinsohn owns 3.81% of our common stock directly. BasTrust Corporation Limited is the sole trustee of certain trusts and acts as nominee for other entities that own approximately 52.48% of our outstanding common stock.  As a result, BasTrust Corporation Limited is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.

The interests of Mr. Levinsohn and BasTrust Corporation Limited and the beneficiaries of the various trusts it serves may differ from other stockholders.  Furthermore, the concentration of ownership in our common stock reduces the public float and liquidity of our common stock, which can in turn affect the market price.

A large amount of our common stock is held by a small number of stockholders and our common stock is thinly traded.

A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. In addition, our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. If any of these stockholders sell a large number of our shares, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

In addition, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inaction our stock price may decline.

We have issued a number of shares of Common Stock in private placement transactions which are subject to restrictions on transfer.   Because we have been a shell company holders of unregistered stock are subject to additional transfer restrictions under Rule 144(i).  However, once those transfer restrictions lapse, holders may try to sell additional shares of Common Stock into the market, which could cause the price of our common stock to decline.

We have issued an aggregate of 61,186,822 shares of our common stock in private placements including over 46 million shares in connection with the acquisitions of our Digital Vouchers, eAccounts, AdMax and other businesses that comprise the core of our current business operations.  The holders of those shares may rely on the provisions of Rule 144 to effect sales and may resell the shares of our common stock.  Because we were previously a shell company, any sales of our securities under Rule 144 must meet the conditions of Rule 144(i)(2), which requires that we file information from a Form 10 registration statement with the SEC, that the Form 10 information be on file with the SEC for a period of at least one year, and that we have filed all reports and other materials required to be filed with the SEC for a period of twelve months preceding the sale.  Generally, we will not have any way of knowing whether or when any of our shares issued in private placements may be sold.  Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may issue additional shares of our capital stock, including through convertible debt securities, to finance future operations or complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to finance future operations or complete a business combination.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of our current stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could also result in a change in management; and

•	may adversely affect prevailing market prices for our common stock.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in our operations and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. Dollars or other hard currency and other regulatory restrictions.

Our common stock is traded on the Pink Sheets, is illiquid and subject to price volatility unrelated to our operations.

Our shares of common stock are currently traded on the OTC Pinksheets.  Many institutional investors have investment policies which prohibit them from trading in stocks on the OTC Pinksheets.  As a result, stock quoted on the Pinksheets generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges.

In addition, the stock market is subject to extreme price and volume fluctuations.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, our quarterly operating results, operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  Certain of these factors can have a significant effect on the market price for our stock for reasons that are unrelated to our operating performance.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth’s in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.”  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Some provisions in our certificate of incorporation and bylaws may deter third parties from seeking to acquire us.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•
only our chairman of the board, our lead independent director, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our board of directors.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The requirements of these rules and regulations increases our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of Wireless Carriers for information regarding the amount of sales of our adverts and related applications and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we expend significant resources and provide significant management oversight to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts also involve substantial accounting-related costs.

Delaware law and potential stockholder rights plans contain or may contain anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring the Company, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Government Regulation

Our operations are subject to a number of regulations.  Our operating activities in South Africa are governed under the state, commercial and labor regulations of that Country.   Our products and services are subject to regulation by regulatory agencies in the countries where we operate

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Our business is subject to increasing regulation of content, consumer privacy, distribution and Internet hosting and delivery in the key territories in which we conduct business. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our web sites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the Internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of advertising. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain advertisements to minors. If such legislation is adopted and enforced, it could harm our business by limiting the campaigns we are able to offer to our customers or by limiting the size of the potential market for our campaigns. We may also be required to modify certain promotions or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our campaigns. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

Due to the global nature of the Web, it is possible that, although our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine how existing laws, including those governing intellectual property, privacy, libel and taxation, apply to the Internet and Internet advertising. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of industry standards, laws or regulations relating to the Internet, or the application of existing laws to the Internet or Internet-based advertising.

We could be subject to legal claims, government enforcement actions and damage to our reputation and held liable for our or our customers’ failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, which could materially harm our business.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the “Personal Data Privacy and Security Act of 2007”). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations might have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third parties may bring class action lawsuits against us relating to Internet privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management’s attention, and the outcome of such claims could harm our reputation and our business.

Our Wireless Carrier and Brand Owner customers, as well as our the members of our publishing network are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Internet Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot ensure that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

Item 1B.                   Unresolved Staff Comments.

As a smaller reporting company we are not required to provide this information.

Item 2.                      Properties.

Our corporate headquarters, including our principal administrative, marketing, sales and support and research and development organizations is located at 345 Chapala Street, Santa Barbara, California, 93101. We lease approximately 832 square feet in this facility under a lease agreement that expires March 31, 2011 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $2,100 and increase each year according to the Consumer Price Index.

We lease an office located at 347 Chapala Street, Santa Barbara, California, 93101. We lease approximately 1,850 square feet in this facility under a lease agreement that expires March 14, 2011 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $5,600 and increase each year according to the Consumer Price Index.

 We lease an office located at 105 West Gutierrez Street, Santa Barbara, California, 93101. We lease approximately 1474 square feet in this facility under a lease agreement that expires November 14, 2012 with an option to extend the lease for additional periods of time. Monthly rental payments under the lease are currently $1,250 and increase each year according to the Consumer Price Index.

We lease an office located at 105C West Gutierrez Street, Santa Barbara, California, 93101. We lease approximately 454 square feet in this facility under a lease agreement that expires May 31, 2011 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $1,250 and increase each year according to the Consumer Price Index.

We lease an office located at 109 West Gutierrez Street, Santa Barbara, California, 93101 effective November 15, 2009. We lease approximately 451 square feet in this facility under a lease agreement that expires November 14, 2010 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $1,150 and increase each year according to the Consumer Price Index.

We lease an office located at 111 West Gutierrez Street, Santa Barbara, California, 93101 effective November 15, 2009. We lease approximately 451 square feet in this facility under a lease agreement that expires November 14, 2010 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $1,150 and increase each year according to the Consumer Price Index.

We lease an office located at 113 West Gutierrez Street, Santa Barbara, California, 93101 effective November 15, 2009. We lease approximately 456 square feet in this facility under a lease agreement that expires November 14, 2010 with an option to extend the lease for additional periods of time.  Monthly rental payments under the lease are currently $1,150 and increase each year according to the Consumer Price Index.

We lease a corporate accommodation located at 4678 Gerona Way, Santa Barbara, California, 93110 in order to help defray the substantial costs of renting hotel accommodations in Santa Barbara.  We lease approximately 750 square feet in this location under a lease agreement that expires March 31, 2010.  Monthly rental payments under the lease are currently $3,000.

In Johannesburg, South Africa, our Multimedia Solutions subsidiary leases approximately 921 square meters of temporary office space pursuant to a lease that expires on September 30, 2012.  Monthly rental payments under the lease are 112,000 South African Rand, or approximately $14,900 U.S. Dollars, per month and increase each year under the current lease by 8%.

Our Multimedia Solutions subsidiary also owns residential real property in Johannesburg.  The properties are used to provide housing to our employees that is convenient to our offices.  The properties consist of four townhouses.  There are mortgages on the properties, the payments on which aggregate to 34,329 South African Rand or approximately $4,567 per month.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. Our leased facilities are comprised of general commercial office space and we  believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.                       Legal Proceedings.

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits would materially adversely affect our business, results of operations, or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not trading on any stock exchange, though it is quoted on the Pink Quote system maintained by Pink OTC Markets Inc. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Pink OTC Markets Inc.  The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.   The dollar amounts in the table below have been adjusted to account for the five for one reverse stock split that was effective January 1, 2008 and the one for ten reverse stock split that was effective on March 12, 2008.   We commenced operations in our current line of business on February 18, 2008.  Quotations prior to that time reflect transactions based on the Company’s prior business. For current price information, stockholders are urged to consult publicly available sources.

	High	Low
2009
Fourth Quarter	$4.15	$1.55
Third Quarter	$3.00	$2.01
Second Quarter	$5.00	$2.40
First Quarter	$5.00	$2.07

2008
Fourth Quarter	$6.00	$3.50
Third Quarter	$8.00	$4.00
Second Quarter	$5.50	$0.20
First Quarter	$7.00	$0.50

Holders

As of March 31, 2010, there were 64,303,775 shares of our common stock outstanding held by approximately 487 holders of record.

 Of our outstanding shares of common stock, 5,025,978 shares currently trade in the public float and 59,277,797 shares have been issued in private placement transactions, including over 36 million shares issued in connection with strategic acquisitions, and are therefore “restricted” securities.  Prior to our acquisition of Multimedia Solutions, we were a shell corporation with nominal assets.  Accordingly, holders of restricted shares of our common stock will not be permitted to rely on Rule 144 to transfer their shares until 12 months following the filing of our Form 10 registration statement with the SEC, provided that we timely file all periodic reports with the SEC during that period.  In connection with agreements with Agile Opportunity Fund, LLC we agreed to provide Agile with “piggyback” registration rights for the 1,151,038 shares of common stock underlying convertible promissory notes, warrants and restricted shares issued to that investor.  We have not agreed to register any other shares of our common stock under the Securities Act for sale by stockholders.

In addition to our outstanding common stock we have reserved an aggregate of 1,075,203 shares for issuance upon conversion of outstanding convertible promissory notes and 1,494,166 shares for issuance upon exercise of outstanding warrants to purchase common stock, which were issued in the following transactions.

We issued seven convertible promissory notes in the aggregate principal amount of $2,707,500 on February 28, 2009.  The convertible promissory notes bear interest at rates ranging from 9.649% to 18% per annum and are unsecured.  The principal and all accrued and unpaid interest were due and payable on March 1, 2010.  The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

We issued a convertible promissory note in the amount of $718,500 to Agile Opportunity Fund, LLC on July 31, 2009.  That note bears interest at a rate of 18% per annum. Interest is payable monthly and the principal and all remaining accrued and unpaid interest was due and payable on January 16, 2010.  The maturity date on this note was subsequently extended to July 16, 2010.  The repayment obligation under the Agile Opportunity Fund, LLC convertible promissory note is secured by a lien on all of the assets of our AdMax Media Inc. subsidiary, including a pledge of our shares of the capital stock of that entity.  The Agile convertible promissory note is convertible on the same terms as the other convertible promissory notes.

We issued a second convertible promissory note in the amount of $460,500 to Agile Opportunity Fund, LLC on November 30, 2009.  That note bears interest at a rate of 18% per annum. Interest is payable monthly and the principal and all remaining accrued and unpaid interest is due and payable on November 29, 2010.  The repayment obligation under the Agile Opportunity Fund, LLC convertible promissory note is secured by a lien on all of the assets of our AdMax Media Inc. subsidiary, including a pledge of our shares of the capital stock of that entity.  The second Agile convertible promissory note is convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.25 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

On November 10, 2009 we issued a convertible promissory note for $300,000 to Floss Limited.  The note bears interest at 18% per annum and is due and payable on November 10, 2010.  The note is convertible into shares of our common stock at a conversion price of $2.25 per share.

We have issued an aggregate of 1,244,166 warrants to eight holders that are exercisable at an exercise price of $3.00 per share and expire on February 28, 2014.  We have issued an additional 150,000 warrants to Agile Opportunities Fund, 75,000 of which are exercisable at $3.25 per share and 75,000 of which are exercisable at $3.40 per share, and expire on November 30, 2014.  The warrants may be exercised on a “cashless” exercise basis.  The exercise price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the exercise price.

Other than the convertible promissory notes and warrants discussed above, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Dividends

Our board of directors does not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have one equity compensation plan outstanding which is our 2009 Equity Incentive Plan.  The Plan was adopted by our directors and approved by our stockholders in September 2009.  The Plan permits the award of incentive stock options, non-qualified stock options, and stock grants.  We have reserved 9,000,000 shares for issuance under the Plan, but no awards have been made under the Plan to date.

The following table describes our equity compensation plans as of September 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	0	$0.00	9,000,000
Equity compensation plans not approved by our stockholders	0	$0.00	--

(1)	Equity compensation plans approved by our stockholders consist of our 2009 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The information below lists all of the Company’s securities sold by the Company during the past three years which were not registered under the Securities Act of 1933, as amended, including all sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. Transactions that occurred before February 18, 2008 were made prior to the arrival of the Company’s current executive management and current business.  No underwriting discounts or commissions were incurred in connection with any of the following transactions.  Each of the transactions was conducted as a private placement, without the use of any general solicitation, and was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 13, 2007, we affected a five for one reverse split of all of our outstanding common stock, par value $0.001 per share.  On March 12, 2008, we affected an additional ten for one reverse split of all of our outstanding common stock.  All references to numbers shares of common stock in these financial statements have been adjusted to give effect to these two reverse stock splits.

On March 7, 2007, the Company issued 14,500 shares of common stock to four shareholders.

On March 28, 2007, the Company issued 3,000 shares of common stock to Structured Management, Inc., a Nevada corporation, and 2,000 shares of common stock to Robert Dixon, in exchange for services rendered to the Company.

On March 30, 2007, the Company issued a convertible promissory note to Bridges Investment, Inc., a Nevada corporation, in exchange for cash in an amount up to $750,000.  Bridges Investment, Inc. was owned by Angelique de Maison, director of the Company, at the time of the transaction.  At the time of the transaction, Ms. de Maison was a director of the Company.  No payments were ever made under this note.  The entire amount of the loan was subsequently converted into 650,000 shares of common stock in accordance with the terms of the note on April 18, 2008.

On May 5, 2007, the Company issued a second convertible promissory note to Angelique de Maison in exchange for services rendered to the Company.  No payments were ever made under this note.  The entire amount of the loan was subsequently converted into 122,000 shares of common stock in accordance with the terms of the note on June 2, 2008.

On July 5, 2007, the Company issued 60,000 shares of common stock to a debt holder in discharge of a convertible promissory note held by the debt holders in the amount of $60,000.

On July 5, 2007, the Company issued 3,817 shares of common stock to William G. Knuff, a former member of the Company’s board of directors, upon conversion of outstanding Series A Preferred Stock issued to Mr. Knuff.  The Company received no additional proceeds on this conversion.

On October 31, 2007, the Company issued 210 shares of Series B Preferred Stock, 70 of which were issued to Angelique de Maison and 140 of which were issued to Target Equity Limited, in exchange for the guarantee of the parties to provide future capital totaling $1,050,000.

On February 15, 2008, the Company issued 200,000 shares of common stock to a debt holder in discharge of a convertible promissory note held by the debt holder in the amount of $200,000.

On February 18, 2008, the Company issued an aggregate of 350 shares of Series B Preferred Stock to Target Equity Limited, the shareholder of Digital Vouchers (Pty), Ltd., in exchange for the acquisition of substantially all of the assets of  Digital Vouchers (Pty,) Ltd.  Each share of Series B Preferred Stock was convertible at the option of the holder into 50,000 shares of common stock for an aggregate of 17,500,000 shares of common stock.

On February 18, 2008, we sold a one year warrant to purchase 200 shares of Series B Preferred Stock at an exercise price of $5,000 per share to Rendez-Vous Management Limited as consideration for Rendez-Vous Management Limited’s agreement to provide a $1 million credit facility.

On April 4 and April 8, 2008, Angelique de Maison converted 42 shares of Series B Preferred Stock in exchange for 2,100,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 17, 2008, Target Equity Limited converted 140 shares of Series B Preferred Stock in exchange for 7,000,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 17, 2008, Target Equity Limited converted 350 shares of Series B Preferred Stock in exchange for 17,500,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 18, 2008, and June 2, 2008, the Company issued an aggregate of 772,000 shares of common stock to Bridges Investments, Inc. and Angelique de Maison, upon conversion of two outstanding convertible promissory notes in the aggregate amount of $772,000.

On May 9, 2008, Trish Malone and Stephen Boyd converted an aggregate of 15 shares of Series B Preferred Stock into 750,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On June 30, 2008, we issued an aggregate of 10,000,000 shares of common stock to eAccounts, Inc., a California corporation, in exchange for the acquisition of substantially all of the assets of that entity including its CellCard technology.

On July 17, 2008, we issued 20 shares of Series B Preferred Shares to Rendez-Vous Management Limited in exchange for the cancellation of a promissory note in the amount of $60,000.  The Series B Preferred Stock was immediately converted into 1,000,000 shares of common stock.

On February 18, 2009, we issued 200 shares of Series B Preferred Stock to Rendez-Vous Management Limited upon exercise of their outstanding warrant.  The $1,000,000 exercise price on the warrant was paid through forgiveness of $1,000,000 of debt which had been borrowed under the terms of the Rendez-Vous Management credit facility.

On February 28, 2009, we agreed to issue 5,000,000 shares of common stock, a promissory note in the amount of $625,000 and warrants to purchase 208,333 shares of our common stock to Superfly Advertising, Inc., a Delaware corporation, in exchange for the acquisition of certain of its assets.  The promissory note becomes due on March 1, 2010 and is convertible into shares of our common stock at the conversion price of $3.00 per share.  The warrants are convertible into shares of our common stock at the price of $3.00 per share and expire on February 28, 2014.  The promissory note and warrants were subsequently cancelled in connection with a restructuring transaction with Agile Opportunities Fund, LLC which took place on July 31, 2009.

On February 28, 2009, as part of our acquisition of the assets of Superfly Advertising, Inc., we issued promissory notes in the aggregate amount of $2,707,500 and warrants to purchase 852,499 shares of our common stock to Superfly Advertising, Inc. and seven accredited investors who were former debt holders of Superfly Advertising, Inc. The promissory notes become due on March 1, 2010 and are convertible into shares of our common stock at the conversion price of $3.00 per share.  The warrants are convertible into shares of our common stock at the price of $3.00 per share and expire on February 28, 2014.

On May 4, 2009, we issued 3,500,000 shares of common stock to Eden Marketing Services LLC, a Nevada limited liability company, in exchange for the acquisition of certain of its assets.  We have notified Eden Marketing Services LLC of our rescission of this transaction, but the shares are currently outstanding.

On May 18, 2009, we issued 1,200,000 shares of common stock to Elvena Enterprises, Inc., a British Virgin Islands corporation, upon conversion of an outstanding promissory note in the amount of $200,000 plus interest.

On May 18, 2009, we issued 10,000,000 shares of common stock to Rendez-Vous Management Limited upon conversion of 200 shares of Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock.

On July 2, 2009, Angelique de Maison converted 7 shares of Series B Preferred Stock in exchange for 350,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On July 31, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC.  We agreed to issue the common stock, promissory note and warrants to Agile in consideration for the debt restructuring transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note issued to Agile Opportunity Fund, LLC originally became due on January 16, 2010 and is convertible into shares of our common stock at the conversion price of $3.00 per share.  The maturity date of the note was subsequently extended to July 16, 2010.  The warrants issued to Agile Opportunity Fund, LLC are convertible into shares of our common stock at the price of $3.00 per share and expire on February 28, 2014.

On October 16, 2009 we agreed to issue 3,917,595 shares of our common stock to Tamino Investments Ltd.  in exchange for consulting, advisory and business development services performed for our Multimedia Solutions subsidiary.

On October 19, 2009 we agreed to issue 725,309 shares of our common stock to Simply Ideas, LLC, a Florida limited liability company in connection with the acquisition of certain of Simply Ideas, LLC’s assets and liabilities.

On November 10, 2009, we issued a convertible promissory note in the amount of $300,000 to Floss Limited.  The promissory note bears interest at 18% per annum and is due and payable on November 10, 2010.  The note is convertible into shares of our common stock at a conversion price of $2.25 per share.

On November 30, 2009 we issued issue 20,000 shares of our common stock, a convertible promissory note in the amount of $460,000 and warrants to purchase 150,000 shares of our common stock to Agile Opportunity Fund, LLC., in exchange for net proceeds of $400,000. The promissory note issued becomes due on November 29, 2010 and is convertible into shares of our common stock at the conversion price of $3.25 per share.  Of the warrants issued to Agile Opportunity Fund, LLC 75,000 are exercisable at $3.25 per share and 75,000 are exercisable at $3.40 per share, and all of the warrants expire on November 30, 2014.

The conversion price of the convertible promissory note is, and the exercise prices of the warrants are, subject to adjustments for stock splits, dividends and recapitalization, but do not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

Item 5.                      Selected Financial Data.

As a smaller reporting company we are not required to provide this information.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We develop, own and operate mobile phone and Internet advertising platforms that are used by Wireless Carriers and Brand Owners to attract, retain and monetize relationships with consumers.

During 2007 we were a shell company with nominal operations.  Through 2007 the shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our retained losses.

On February 18, 2008, we entered into an Exchange Agreement, pursuant to which we acquired all of the outstanding stock of Digital Vouchers (Pty) Ltd., a company that had developed an Internet and mobile phone marketing platform designed to enable Band Owners to distribute electronic discount coupons and other rewards to consumers’ cell phones or computers.   On June 30, 2008, we entered into an asset purchase agreement with eAccounts, Inc., a California corporation, pursuant to which we acquired certain assets from eAccounts that we refer to as the “CellCard” technology.   Each of the Digital Vouchers and CellCard technologies were under development at the time of their acquisition. We did not acquire any revenue generating activities, customers, employees or ongoing business as a result of these acquisitions.  We have not released any products based on those technologies as of the date of this registration statement.

On August 30, 2008, we completed the acquisition all of the outstanding capital stock and assumed the outstanding loan accounts of Capital Supreme (Pty) Ltd, a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  Multimedia Solutions had been active in the mobile phone advertising business since 2005.  Our results of operations commencing August 30, 2008 include the operations of Multimedia Solutions.

On February 28, 2009 we acquired certain assets and liabilities of Superfly Advertising, Inc. used in the online advertising business.  Our results of operations commencing March 1, 2009 include the operation of our AdMax Media Inc. subsidiary and the operation on our Internet advertising business.

Our acquisition of assets from Superfly Advertising, Inc. included certain assets used in an online subscription business (called "Onlinesupplier.com" and varies related websites), including websites, customer accounts, websites, vendor contracts and certain network and computer equipment.  For the year ended 2008, the Onlinesupplier.com and related websites generated revenues of $5,967,066 and a net loss of $235,234.  In April, 2009 we sold the websites and related assets used in the online subscription business.  Consequently, our results of operations for 2009 reflect the operation of this business from January 1, 2009 until its sale in April.

In October, 2009, our AdMax Media, Inc. subsidiary acquired certain assets of Simply Ideas, LLC.  The assets acquired included websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.

The consolidated pro forma statements of operation included in this report show the impact on our operations of the acquisition of Superfly Advertising, Inc. and Simply Ideas, LLC, as well as the disposition of the online subscription business as if each transaction had occurred at the beginning of the reporting period.

Since March 1, 2009, we have managed our business in two operating segments; the mobile phone platform segment and the Internet platform segment.  A segment is determined primarily by the method in which it delivers its products and services.  For additional info related to the our operating segments see Note 17 “Segment Information” to our consolidated financial statements.  In addition to our operating segments, we manage certain costs at the corporate level including, executive compensation, legal and shareholder related expenses.

Our primary products and solutions have been adopted by and are in use by Brand Owners in the United States and South Africa. During 2009, we developed a number of highly competitive and innovative new products and solutions which will enable us to expand our operations in the near future. In particular we have invested significant time and resources in building relationships with Wireless Carriers and Brand Owners in Asia, Australia, New Zealand and the United Kingdom. We believe that our mobile greeting cards, our mobile billing solution, our bulk MMS messaging server and our ability to integrate our AdMaximizer platform into our mobile platform will provide compelling opportunities for us.

Revenue Generation

We generate revenues through the sale or license of advertising products and the performance of services.  Our mobile and Internet businesses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

•
Retainers: Some of our clients, including certain Wireless Carriers, pay us fixed monthly fees for the right to use defined products and services. For example, we periodically enter into contracts to host and maintain mobile access gateways; back-end connectivity; MMS and SMS messaging connectivity; monitoring, quality assurance and support in exchange for a monthly retainer.  Retainers are generally negotiated on a term of six months or one year, depending on the nature of the product or service we provide.  Revenues from retainer arrangements are generally recognized ratably over the term of the contract in accordance with ASC topic 605-20-25-3.  These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition as per ASC topic 605-25-25-5.

•
Program contracts: We enter into certain program contracts with clients, including Brand Owners, under which we provide a defined service for a fixed fee per transaction.  For example, our mobile statement products are used by some of our clients to deliver monthly statements to the mobile phones to their respective subscribers or consumers. We earn a fixed fee for each statement sent to a mobile phone.  Revenues from these contracts are recognized upon provision of such services.

•
Transaction fees: In certain instances we earn revenues on a transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   A significant portion of our online Internet business is transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generate from our online advertising campaigns.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

•
Licenses of mobile platforms: We earn royalties from the license of our FlightPlan and FlightDeck platforms to Wireless Carriers and to our master licensees.  These platforms are connected to the Wireless Carriers’ data centers and earn fees ratably over the time period that they provide service to the Wireless Carriers.  Thus, the revenues from these licenses are generally recognized ratably over the term of the contract in which the platforms will be utilized as per ASC topic 605-20-25-3.

•
Advisory and service fees: We earn advisory and service fees when Brand Owners hire us to assist in the design and execution of either a mobile or an online advertising campaign.  We provide services from the initial conceptualization through to the creation of the content, website and Mobi Site development, database design/development, and all other such services to successfully implement the mobile and internet marketing campaign, including final product dissemination to consumers and measurement of success rates.  Fees for these services are recognized as revenue when the services have been performed.  Each of these services are priced, billed and recorded as revenue separately and in the period in which the services are performed.

During the period from August 30, 2008, following our acquisition of Multimedia Solutions, through December 31, 2008, we generated approximately 72% of our total revenue from sales two Wireless Carriers, with Vodacom accounting for 55% of revenues and MTN accounting for approximately 17% of revenues.  During the twelve months ended December 31, 2009, these Wireless Carriers generated 34% of our total revenue of which Vodacom accounted for 19% and MTN 15%.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding its financial statements and financial condition are its policies concerning currency conversion, revenue recognition, accounts receivable and its related allowance for doubtful account.

Management is also of the opinion that the certain non-GAAP accounting measures such as EBITDA or earnings before interest, tax, depreciation and amortization are a key measure of operational performance. EBITDA provides an indication of performance prior to the inclusion of non-cash provisions for items such as depreciation,  amortization and other expenses such as interest and taxes. For the year ended December 31, 20009, we incurred depreciation and amortization costs of $2,270,366 and thus, our internal calculation of EBITDA approximates positive $1.5 million. Our business is not capital intensive and we do not anticipate incurring significant capital expenditure in the foreseeable future.

Currency Conversion. The business of our mobile phone segment is generally conducted in South African Rand.  The financial statements of the Company are translated from South African Rand into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition. We generate revenue from a variety of transactions, including retainers, program contracts, transaction fees, software licenses, and advisory service fees.  See “Revenue Generation” above.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Management also considers ASC topic 605-25, “Revenue Recognition,” to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements.  Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

Accounts Receivable and Allowance for Doubtful Accounts.  Management exercises its judgment in establishing allowances for doubtful accounts receivable.  This judgment is based on historical write-off percentages and information collected from individual customers. We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the creditworthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter.

In addition to the critical accounting policies above, the preparation of financial statements in conformity with United States generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue	$12,226,488	$1,481,148	$0
Cost of sales	4,964,193	231,603	0
Gross profit	7,262,294	1,249,545	0

Operating expenses:
Sales and marketing	360,729	35,784	0
General and administrative	5,401,483	860,641	1,166,053
Depreciation and amortization	2,270,366	194,413	0
Total operating expenses	8,032,578	1,090,837	1,166,053

Operating income (loss)	(770,284)	158,708	(1,166,053)

Other income (expense), net	(469,611)	(22,613)	(25,959)

Income (loss) before income taxes	(1,239,895)	136,095	(1,192,012)

Income tax expense	334,159	107,070	1,600

Net income (loss)	$(1,574,054)	$29,025	$(1,193,612)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

During 2007 and most of 2008 we were a shell company with nominal operations.  We began generating revenues and incurring operating expenses in our current line of business commencing on August 30, 2008 following our acquisition of Multimedia Solutions.

Revenues

For the year ended December 31, 2009, revenues were $12,226,488 compared to $1,481,148 for the year ended December 31, 2008, representing a 725% increase.  The increase in revenues is attributable to the full year of operations of Multimedia Solutions and the growth of our other operations during 2009 due to, among other things, the acquisition of our AdMax Media business and the Simply Ideas business.  Revenues from our mobile phone business were $7,688,537 in 2009 while revenues from our Internet advertising business were $4,537,951 for the period from March 1, 2009 to December 31, 2009.

Cost of Sales

For the year ended December 31, 2009, cost of goods sold was $4,964,193 compared to $231,603 for the year ended December 31, 2008, an increase of 2043%.  The increase in cost of goods sold is attributable to our increase in revenue in 2009 compared to 2008, including a full year of operations of Multimedia Solutions and the growth of our operations in 2009.  Cost of sales for our mobile phone segment was $2,706,070 for 2009 and cost of sales for our internet advertising segment was $2,258,124 for 2009.

Gross Margin

For the year ended December 31, 2009, gross margin as a percentage of revenues was 59% compared to 84% for the year ended December 31, 2008, a decrease of 25%.  Traditionally our mobile phone business has generated higher gross margins than our Internet advertising business.  Consequently, a portion of the decline in gross profit is attributable to our addition of our Internet advertising segment for the final three quarters of 2009.  Cost of sales as percentage of overall revenue, and consequently gross margin, varies depending on the change in product mix.  As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.

Operating expenses

For the year ended December 31, 2009, sales, marketing, general and administrative expenses were $8,032,578 compared to $1,090,837 for the year ended December 31, 2008, an increase of 636%.  For the year ended December 31, 2009, selling and marketing expenses were $360,729, general and administrative expenses were $5,401,483 and depreciation amortization were $2,270,366.  The increase in general and administrative expenses was attributable to increased salaries and rental in connection with our  mobile phone business, as well as the addition of our Internet advertising business effective March 1, 2009. In July 2009 we relocated our mobile operations in South Africa to new premises which were more suited to our operations. During 2009, we also hired new administrative staff to enhance our financial reporting capabilities and technical staff with a view to developing additional products and services for our international mobile phone business.

Our sales, marketing, general and administrative costs for the year ended December 31, 2009 also included significant expenditure on corporate costs relating primarily to preparing the Company to become a fully reporting public company and with a view to applying for a listing on a suitable international stock exchange. Legal, professional and accounting costs for 2009 were $1,037,783. Management expects these costs to be substantially lower for 2010.

Other Income (Expense)

For the year ended December 31, 2009, other income (expense) was a net expense of $469,611.  For the year ended December 31, 2008, other income (expense) was a net expense of $22,613.  The increased expense was attributable to increased interest expenses stemming from the acquisition of our Internet advertising business, including increased debt service as a result of our assumption of certain of Superfly Advertising, Inc.'s promissory notes, as well as $168,000 in expenses resulting from the modification of our note payable to Agile Opportunities Fund which was originally payable January 16, 2010.

Provision for Income Taxes

For the year ended December 31, 2009, we recorded an income tax provision of $334,159. For the year ended December 31, 2008, we recorded an income tax provision of $107,070.  In 2008 and 2009, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740.  Once the Company’s U.S. operations achieve consistent profitability we will record the tax benefits of U.S. losses.

Net Income

For the year ended December 31, 2009, net loss was $1,574,054 compared to net income of $29,025 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity included cash and cash equivalents of $386,811 compared to $3,245 at December 31, 2008.  In addition, at December 31, 2009, accounts receivable, net of allowances, were $2,632,995 compared to $914,584 at December 31, 2008. At December 31, 2009, we had a working capital deficit of $2,096,003 compared to working capital of $41,308 at December 31, 2008.  The change in working capital was primarily the result of our assumption of $2.8 million dollars in short-term notes in connection with the acquisition of our Internet advertising business, which offset the increase in cash and accounts receivable.

For the twelve months ended December 31, 2009, we generated $31,259 of cash from operations which was derived from a net loss of $1,574,054, increased by adjustments for depreciation, amortization, provision for bad debts and other adjustments of $2,781,537, and decreased by changes in operating assets and liabilities of $1,176,224.

Investment activities consumed cash in the amount of $238,633 during the twelve months ended December 31, 2009.  We generated cash from the sale of our Onlinesupplier.com and related websites business to Ball LLC for $425,000.  This amount was offset by $462,965 in capital expenditures for property and equipment and $200,708 in capital expenditures for intangible assets.  As of December 31, 2009, we do not have any significant commitments for capital expenditures.

Financing activities provided net cash in the amount of $577,613 during the twelve months ended December 31, 2009, related to the promissory notes that we issued to Agile Opportunities Fund, LLC.

Since August 2008, we have financed our operations principally through cash generated from operating activities.  We are incurring additional expenses in connection with our status as a publicly traded company, including increased legal and accounting fees, SEC and stock exchange filing fees, costs for additional internal resources to manage internal control procedures, increased compensation to outside directors and increased directors and officers liability insurance premiums.  We estimate that these additional expenses will be approximately $750,000 to $1,000,000 annually for our current size of operations.  However, we currently believe that we will be able to fund these additional expenses through anticipated cash flows from our operations.

On April 12, 2010, the Company reached an agreement to extend $1,485,000 of its outstanding convertible promissory notes to July 16, 2010.  The Company paid approximately $112,000 of debt and accrued interest paid on March 2, 2009.  As of the date of this report, we have an aggregate of $497,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing Services LLC and we are currently disputing their demand.

Our primary need for capital is to support our expansion into selected international markets and to repay any outstanding short term debt which may become due from time to time.  We are currently negotiating contracts with additional Wireless Carriers around the world.  As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts.  If our operations do not generate sufficient cash flow to support this expansion, we intend to finance these costs through the sale of debt or equity securities.  We have secured an additional $1,000,000 in loans from our majority shareholder, Rendez-Vous Management Limited, and Rendez-Vous Management Limited has orally undertaken to secure or provide up to an additional $5,000,000 in working capital. The terms of the loan will be negotiated and agreed between the parties at the time that we elect to take up part or all of the loan. Except for this undertaking, we do not currently have any unused credit facilities.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet debt arrangements.

Contractual Obligations and Commitments

Convertible Promissory Notes.  We issued convertible promissory notes for an aggregate principal amount of $2,707,500 on February 28, 2009 in connection with our acquisition of our AdMax Internet business from Superfly Advertising, Inc.  The convertible promissory notes bear interest at a rates ranging from 9.649% to 18% per annum and are unsecured.  The principal and all accrued and unpaid interest were due and payable on March 1, 2010.  The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

We cancelled $625,000 of the notes issued on February 28, 2009 and we issued another convertible promissory note in the amount of $718,500 to Agile Opportunity Fund, LLC on July 31, 2009.   Agile Opportunity Fund, LLC was a secured lender to Superfly Advertising, Inc. and the assumption of Superfly’s obligation to Agile Opportunity Fund, LLC was part of our consideration for the purchase of assets from Superfly.  That note bears interest at a rate of 18% per annum with a requirement of monthly interest payments. The principal and all accrued and unpaid interest is due and payable on January 16, 2010.  The repayment obligation under the Agile Opportunity Fund, LLC convertible promissory note is secured by a lien on all of the assets of our AdMax Media Inc. subsidiary, including a pledge of our shares of the capital stock of that entity.  The Agile convertible promissory note is convertible at any time at the option of the holder at a conversion price of $3.00 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

On November 10, 2009 we entered into a convertible promissory note with Floss Limited.  The note provides for interest at 18% per annum and matures on November 10, 2010.  The note is convertible at the option of the holder into shares of our common stock at a conversion price of $2.25 per share.

We entered into an additional financing with Agile Opportunity Fund on November 30, 2009.  In connection with this financing we modified the July 31, 2009 financing, by extending the maturity date for payment of that note until July 16, 2010, and increasing the original issue discount payable under the July 31, 2009 note by an additional $43,500.  We also issued to Agile Opportunities Fund a new convertible promissory note in the face amount of $460,000, plus 75,000 warrants to purchase common stock at $3.25 per share and 75,000 warrants to purchase common stock at a price of $3.40 per share, in exchange for net proceeds of $400,000.  The convertible promissory note is convertible at any time at the option of the holder at a conversion price of $3.25 per share. The conversion price of the convertible promissory note is, and the exercise prices of the warrants are, subject to adjustments for stock splits, dividends and recapitalization, but do not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.

Operating Leases.  During 2009, the Company entered into certain operating leases.  The operating leases were leases for multiple space units primarily for its corporate headquarters in Santa Barbara, California.  These leases are show in Item 2 “Properties” above.  See Note 18 to our financial statement for a schedule of the amounts payable under these leases.

Employment Agreements.  The Company entered into certain employment agreements during 2009 for certain management personnel.  This information is included in Part III hereto. On February 26, 2010, Darin Heisterkamp resigned as the president of our subsidiary, Lenco Mobile USA Inc.  In connection with Mr. Heisterkamp’s resignation, Lenco Mobile USA Inc. entered into a separation agreement and general release with Mr. Heisterkamp.  Under the separation agreement and general release, Mr. Heisterkamp will continue to receive his base salary through April 30, 2010.  Our subsidiary, Lenco Mobile USA Inc., also agreed to pay for Mr. Heisterkamp to continue receiving group health insurance through COBRA continuation coverage until the earlier of December 31, 2010 or such time as Mr. Heisterkamp is eligible for coverage under the health insurance plan of another employer.  In exchange, Mr. Heisterkamp has released Lenco Mobile USA Inc. and its parents, subsidiaries, affiliates, directors, officers and employees from all claims except for claims for defense and indemnification relating to any claims brought against Mr. Heisterkamp arising out of his employment.  The separation agreement and general release also releases Lenco Mobile USA Inc. and Mr. Heisterkamp from all obligations under the executive employment agreement between Lenco Mobile USA Inc. and Mr. Heisterkamp.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our financial statements included in Part I—Item 1. Financial Statements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide this information.

Item 7.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements of Lenco Mobile Inc. and Subsidiaries together with the report thereon of Gruber & Company, LLC as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009 and December 31, 2008 is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lenco Mobile Inc.

We have audited the accompanying consolidated balance sheets of Lenco Mobile Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009. Lenco Mobile Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lenco Mobile Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 21 to the financial statements, the Company incurred a net loss for the year ended December 31, 2009 and has a deficit working capital. Management’s plans in regards to these matters are also described in Note 21.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

 Lake Saint Louis, Missouri

 April 8, 2010

Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets (Audited)

	As of
	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$386,811	$3,245
Accounts receivable, net	2,632,995	914,584
Debt issuance costs, net	52,885	-
Original issue discount, net	80,375	-
Notes receivable, current portion	65,000	-
Other current assets	356,179	11,702
Total current assets	3,574,245	929,531

Property, plant and equipment, net	1,533,499	172,997

Other noncurrent assets:
Intangible assets - goodwill	3,562,322	893,957
Intangible assets - other, net	10,300,766	3,075,534
Other noncurrent assets	20,685	-
Total other noncurrent assets	13,883,773	3,969,491

Total assets	18,991,517	5,072,019

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	1,299,934	553,953
Current maturities of debt	3,575,111	210,229
Debt discount	(122,375)	-
Accrued interest on debt	182,640	6,273
Current contingent consideration liability	607,950	-
Income taxes payable	126,988	117,767
Total current liabilities	5,670,248	888,222

Debt, net of current maturities	95,916	75,628
Warrant put liability	60,000	-
Contingent consideration liability, net of current portion	782,835	1,091,216

Total liabilities	6,608,999	2,055,066

Shareholders' equity:
Preferred Stock , 1,000,000 shares authorized, $.001 par value, 0 and 207 shares issued and outstanding at Dec. 31, 2009 and Dec. 31, 2008, respectively	-	-
Common stock, 251,000,000 shares authorized, $.001 par value, 65,049,084 and 41,511,060 shares issued and outstanding at Dec. 31, 2009 and Dec. 31, 2008, respectively	65,049	41,511
Additional paid in capital	29,274,041	19,033,644
Other comprehensive income (loss)	371,204	(304,480)
Retained earnings (loss)	(17,327,776)	(15,753,722)
Total shareholders' equity	12,382,518	3,016,953

Total liabilities and shareholders' equity	$18,991,517	$5,072,019

See accompanying notes to financial statements

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Operations (Audited)

	Twelve Months Ended December 31,
	2009	2008
Revenue	$12,226,488	$1,481,148

Cost of sales	4,964,194	231,603

Gross profit	7,262,294	1,249,545

Operating expense:
Sales and marketing	360,729	35,784
General and administrative	5,401,483	860,640
Depreciation and amortization	2,270,366	194,413
Total operating expense	8,032,578	1,090,837

Income (loss) from operations	(770,284)	158,708

Other income (expense):
Interest income (expense), net	(301,611)	(22,613)
Other income (expense), net	(168,000)	-
Total other income (expense)	(469,611)	(22,613)

Income (loss) before income taxes	(1,239,895)	136,095

Income tax expense	334,159	107,070

Net income (loss)	$(1,574,054)	$29,025

Net income (loss) per share	$(0.03)	$0.00

Weighted average shares outstanding	55,824,204	28,791,774

Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2009	2008
Net income (loss)	$(1,574,054)	$29,025
Foreign currency translation adjustment	675,684	(304,480)
Total comprehensive (loss)	$(898,370)	$(275,455)

See accompanying notes to financial statements

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statement of Shareholders' Equity (Audited)

	Common Stock		Preferred Stock
	Shares	Total	Shares	Total	Additional Paid in Capital	Other Comprehensive Income		Development Stage Deficit/ Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2007	989,059	$989	210	$0	14,793,980	$		$(15,782,747)	$(987,778)

Common shares issued in acquisitions	11,200,000	11,200			3,249,084				3,260,284
Common shares issued in note conversions	1,972,001	1,972			996,960				998,932
Preferred shares issued in acquisitions/services			550		20,970				20,970
Preferred shares returned to the treasury			(6)						-
Preferred shares converted to common	27,350,000	27,350	(547)		(27,350)				-
Additional paid in capital									-
Net income for the year								29,025	29,025
Other comprehensive loss							(304,480)		(304,480)

Balance, December 31, 2008	41,511,060	$41,511	207	$0	$19,033,644		$(304,480)	$(15,753,722)	$3,016,953

Common shares issued in acquisitions	8,500,000	8,500			9,900,661				9,909,161
Common shares issued in note conversions	14,688,024	14,688	-		340,086				354,774
Preferred shares converted to common	350,000	350	(207)	(0)	(350)				(0)
Net income (loss) for the year								(1,574,054)	(1,574,054)
Other comprehensive income							675,684		675,684

Balance, December 31, 2009	65,049,084	$65,049	-	$0	$29,274,041		$371,204	$(17,327,776)	$12,382,518

See accompanying notes to financial statements

Lenco Mobile Inc.
and its subsidiaries
Statements of Cash Flows (audited)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(1,574,054)	$29,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,276,401	201,885
Issued preferred shares for services	-	20,970
Loss on debt modification	168,000	-
Amortization of debt discount	154,496	-
Changes in assets and liabilities:
Accounts receivable	(858,414)	(322,486)
Other current and non-current assets	30,862	227,474
Accounts payable, accrued expenses, and other current liabilities	(145,809)	(65,733)
Income taxes payable	(20,222)	(88,729)
Net cash provided by operating activities	31,260	2,406

Cash flows from investing activities:
Purchase of property and equipment	(462,925)	(29,896)
Purchases and expenditures for intangible assets	(200,708)	-
Cash acquired with acquisition of Capital Supreme Pty Ltd.	-	52,758
Proceeds from the sale of assets	425,000	-
Net cash provided by (used in) investing activities	(238,633)	22,862

Cash flows from (used in) financing activities:
Payment of debt offering costs	(173,381)	-
Payment of debt	(1,357)	(283)
Proceeds from issuance of debt	752,351	-
Net cash provided by (used in) financing activities	577,613	(283)

Effect of exchange rate changes on cash and cash equivalents	13,326	(21,740)

Net change in cash	383,566	3,245
Cash, beginning of period	3,245	-
Cash, end of period	$386,811	$3,245

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$363,096	$62,831
Cash received in interest	$-	$1,120
Cash paid for interest	$11,545	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisition of Superfly assets	$8,587,205	$-
Conversion of Elvena Enterprises note payable and accrued interest to stock	$206,274	$-
Notes payables assumed related to former Superfly notes	$2,707,500	$-
Note receivable received for sale of equipment to third party	$65,000	$-
Common stock issued for acquisition of Simply Ideas assets	$1,396,956	$-
Converted debt into common stock	$-	$998,932
Issuance of shares for purchase of CellCard assets	$-	$1,356,779
Issuance of shares relating to purchase of Capital Supreme Pty Ltd.	$-	$1,903,505
Conversion of 207 preferred shares for 10,350,000 shares of common stock	$350	$-

See accompanying notes to financial statements

LENCO MOBILE INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

History of our Previous Business and Corporate Structure

The Company was originally incorporated in Delaware in July 1999 under the name Shochet Holdings Corporation.  From July 1999 through August 31, 2001, it provided full service, discount brokerage and related non-proprietary financial services and products, such as financial planning, insurance and annuities, through its wholly-owned subsidiaries: (1) Shochet Securities, Inc. (2) Shochet Investment Advisors Corp. and (3) Shochet Mortgage Corporation.  In March 2000, the Company completed an initial public offering of 1,045,000 shares of its common stock.  These securities were listed on the Nasdaq Small Cap Market System under the symbol SHOC from March 2000 until November 2001.

On March 28, 2002, there was a change in control of the Company when its majority shareholder, Firebrand Financial Group, Inc. sold 1,213,675 shares to Sutter Opportunity Fund 2, LLC.  On April 9, 2002, the Company changed its name from Shochet Holdings Corporation to Sutter Holding Company, Inc. to reflect its new ownership and business plan.  Sutter Holding Company, Inc. functioned as a holding company with two primary operating subsidiaries, Easton Mortgage Corporation, which was acquired on January 14, 2003, and Progressive Lending, LLC, which was acquired on December 11, 2003.  Both subsidiaries were mortgage banks that derived a majority of their revenues from originating residential mortgages in Arizona, California, Delaware and Washington.  Sutter Holding Company’s primary business was residential mortgage origination.  It did not hold loans for investment, service loans or take credit risk except in very limited circumstances from the time of funding to the time of sale. On January 26, 2005, the Company acquired FLF, Inc., doing business as Diversified Risk Insurance Brokers, a commercial property and casualty insurance broker in northern California.  FLF, Inc. was licensed to sell insurance products in approximately 44 states and provided services to such industries as agriculture, construction, education, real estate, technology and transportation.  On December 31, 2005, Sutter Holding Company assigned its ownership in Progressive Lending LLC to William S. Howard.  On March 15, 2006, Sutter Holding Company assigned its ownership of Diversified Risk Investment Brokers to MacKenzie Patterson Fuller, Inc.  On December 31, 2005, Sutter Holding Company ceased operations of Easton Mortgage Corporation, its only remaining operating subsidiary and became a shell company.

On November 9, 2006, the Company underwent a further change of control and changed its name to CIC Holding Company, Inc.  The change in name occurred in connection with an intended combination with an operating company in the apparel industry.  That combination never took place.  On December 12, 2007, the Company changed its name to Global Wear, Ltd. in connection with another intended combination with a fashion apparel operating company.  However, no assets were ever acquired, and the Company continued as a shell company seeking a combination with an operating company.

History of our Current Business Operations and Corporate Structure

 We have been engaged in our current line of business since early 2008.  On February 18, 2008, we entered into an Exchange Agreement, pursuant to which we, through our subsidiary Lenco Mobile International Ltd., acquired 100% of the outstanding shares of Digital Vouchers (Pty) Ltd., from Target Equity Limited, a British Virgin Islands company, in exchange for 350 shares of our Series B convertible preferred stock.  Our Series B convertible Preferred Stock was convertible into 50,000 shares of common stock for each share of Series B Preferred Stock.   Digital Vouchers was a development stage company at the time of the acquisition, and we did not acquire any customers or ongoing business as a result of the acquisition.   Mr. Michael Levinsohn, our Chief Executive Officer, was the founder and principal executive officer of Digital Vouchers.  Promptly upon completion of the acquisition, we appointed Mr. Levinsohn as our Chief Executive Officer with the objective of developing mobile telephone and Internet marketing businesses.  On February 20, 2008, we changed our name from Global Wear, Ltd. to Sovereign Wealth Corporation.

On June 30, 2008, we entered into an asset purchase agreement with eAccounts, Inc., a California corporation, pursuant to which we acquired certain assets from eAccounts that we refer to as the “CellCard” technology in exchange for 10,000,000 shares of our common stock.   The CellCard technologies were under development at the time of their acquisition. We have continued their development, but we have not released any products based on those technologies.

 In June, 2008 we established a subsidiary under the name Sovereign Wealth Management International, Ltd., in the British Virgin Islands.  The purpose of the subsidiary is to act as a holding company for the stock of our non-United States operations.  We subsequently changed the name of this subsidiary to Lenco International, Ltd.

 In July, 2008 our subsidiary Lenco International, Ltd. established Omara Technology Services, Ltd. (“Omara”) as a subsidiary corporation in the British Virgin Islands.

 On August 11, 2008 we acquired Capital Supreme, (Pty) Ltd, a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3,250,000.  Multimedia Solutions was incorporated on January 23, 2004 under the Republic Of South African Companies Act 1973, has been in operations as a mobile marketing company focused on MMS messages since, and had ongoing business operations, customer relationships and revenue. The software platforms and technologies that we acquired in connection with Multimedia Solutions constitute the principal assets currently in use in our mobile phone platforms.

In February, 2009 the Company changed its name to Lenco Mobile Inc.

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising Inc. (“Superfly”), a Delaware corporation.  In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities to our newly formed subsidiary AdMax Media Inc.  We issued 5,000,000 shares of our common stock to Superfly.  We also agreed to assume Superfly’s indebtedness and issued an aggregate of $2,707,500 in convertible promissory notes and 1,244,166 five-year warrants to purchase shares of our common stock to eight of Superfly’s lenders.  The assets we acquired from Superfly included principally our AdMaximizer™ software platform, advertising contracts with Brand Owners, relationships with a network of web publishers, 1,235 URLS; several of which have websites and content, consumer databases including over 120 million unique consumer records, and the assets for a call center operation in Costa Rica.  These assets are the primary assets that we use in our Internet advertising platforms.  We also acquired from Superfly certain assets used in a consumer loyalty business.  These assets included customer accounts, websites, vendor contracts and certain network and computer equipment.  In the consumer loyalty business, we would advertise and secure subscribers, negotiate for discounts from merchants, and provide sales fulfillment and delivery of the products through common carriers.   Interim financial statements from the date of acquisition, March 1, 2009, forward include the operations of AdMax Media Inc.  We accounted for the acquisition per ASC topic 85-10 “Business Combinations” and incurred approximately $70,000 in legal and accounting-related costs associated with the acquisition that were expensed as incurred in 2009.

On April 20, 2009, we sold certain assets of our consumer loyalty business to Ball LLC under the terms of an Asset Purchase Agreement.  In connection with the transaction we sold the website Onlinesupplier.com, along with several other related websites of minimal value, in exchange for a net cash payment of $425,000.

On May 4, 2009, we issued 3,500,000 shares of common stock to Eden Marketing LLC, a Nevada limited liability company, in exchange for the acquisition of certain of its assets.  As of the date of this filing, the Company did not received the assets agreed to and we have notified Eden Marketing Services LLC of our decision to rescind the Asset Purchase Agreement.  Accordingly, the financial statements in this report have eliminated the assets acquired in that transaction.

In July, 2009 we acquired Mobicom USA, Inc. from Mobicom Corporation, a Nevada corporation.  The transaction took place pursuant to the terms of a Merger Agreement, in which Mobicom USA, Inc. was merged into a newly formed subsidiary.  We changed the name of the surviving subsidiary to Lenco Mobile USA Inc.  At the time of the acquisition by Lenco Mobile Inc., Mobicom USA, Inc. did not have any material assets or liabilities.  Mobicom USA, Inc. had been established as a subsidiary of Mobicom Corporation, a corporation whose assets included ownership in a Korean operating subsidiary.  Mobicom USA, Inc. was established as a U.S. based entity from which Mobicom would employ Mr. Levinsohn and begin U.S. based operations.  Mr. Levinsohn commenced work for Mobicom USA, Inc., but Mobicom Corporation’s business did not develop as anticipated.  The purpose of the acquisition from the Company’s perspective was to secure ownership of the business contacts, customer leads and other intellectual property rights that Mr. Levinsohn developed at Mobicom USA, Inc. while it was still a subsidiary of Mobicom Corporation.  We did not make payment of any cash, securities or exchange any financial instruments for the acquisition of Mobicom USA, Inc.  As consideration, we agreed to use good faith efforts to negotiate a technology license of our software platforms with Mobicom Corporation for use in Korea.  However, Mobicom Corporation did not pursue negotiations for the license and no such license was ever granted.  Because of the nature of the consideration offered, Mobicom’s subsequent inactivity with respect to securing the license, and the nominal value of the assets we acquired, we did not record any value to the intangible property that we received.

On October 16, 2009 we entered into an Asset Purchase Agreement pursuant to which our AdMax Media Inc. subsidiary acquired certain assets of Simply Ideas, LLC, a Florida limited liability company.  Simply Ideas, LLC was engaged in the business of online lead generation and marketing services, primarily serving the secondary education industry.  In connection with the acquisition, we paid $25,000 in cash with $25,000 to be paid in 2010 and issued an aggregate of 725,309 shares of our common stock to Simply Ideas, LLC, in exchange for the transfer of certain specified assets including websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lenco Mobile, Inc. and its 100% wholly owned subsidiaries AdMax Media Inc., Capital Supreme, (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc. and Lenco Technology Group Ltd.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Foreign Currency Translation

Our financial statements are presented in United States dollars (U.S.$).  Income and expenditure transactions are translated into the functional currency of the entity at the rate of exchange ruling at the transaction date.  Transactions in foreign currencies during the period are translated into U.S.$ at the exchange rates prevailing at the transaction dates.  To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred.

Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into U.S. $ at the exchange rates prevailing at that date.

Our Multimedia Solutions subsidiary's operations are based in South Africa and has its local currency, the South African Rand, as its functional currency.  The financial statements of Multimedia Solutions are translated from South African Rand into U.S. $ in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

Accumulated Other Comprehensive Income

We follow ASC 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and impairment. Land is not depreciated. Repairs and maintenance are charged to operations as incurred.

Property and equipment is depreciated on a straight-line basis over its expected useful life. The depreciation methods, and estimated remaining useful lives are reviewed at least annually.  The expected useful lives are as follows:

Furniture and fixtures	6 years
IT equipment	3 years
Computer software	2 years

Upon classification of property and equipment as held for sale it is reviewed for impairment. Impairment expenses is recognized in the amount of the excess of the carrying value of the property and equipment over its expected fair value less costs to sell.

At December 31, 2009, we classified a parcel of residential property with a cost of R764,708 South African Rands (as of December 31, 2009 this is approximately $103,312 U.S. dollars) as held for sale.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale.

Research and Development

Research expenditures are charged to operations when incurred.

Software

Purchased software and the direct costs associated with the customization and installation thereof are capitalized.  Expenditure on internally-developed software is capitalized if it meets the criteria for capitalizing development expenditure.  Other software development expenditures are charged to operations when incurred.

Patents and Trademarks

Expenditures on purchased patents and trademarks are capitalized. Expenditures incurred to extend the term of the patents or trademarks is capitalized. All other expenditures are charged to operations when incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from these estimates.

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates and trade discounts and consists primarily of the sale of products, and services rendered.

Revenue is recognized when the following criteria are met:

•	evidence of an arrangement exists;

•	delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser;

•	transaction costs can be reliably measured;

•	the selling price is fixed or determinable; and

•	collectability is reasonably assured.

Our mobile and Internet businesses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

•
Retainers: Some of our clients, including certain Wireless Carriers, pay us fixed monthly fees for the right to use defined products and services. For example, we may enter into contracts to host and maintain mobile access gateways; back-end connectivity; MMS and SMS messaging connectivity; monitoring, quality assurance and support in exchange for a monthly retainer.  Retainers are generally negotiated on a term of six months or one year, depending on the nature of the product or service we provide.  Revenues from retainer arrangements are generally recognized ratably over the term of the contract as per ASC topic 605-20-25-3 which requires recognition of revenue over the period in which we are obligated to perform such services.  These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition as per ASC topic 605-25-25-5.

•
Program contracts: We enter into certain program contracts with clients, including Brand Owners, under which we provide a defined service for a fixed fee per transaction.  For example, our mobile statement products are used by some of our clients to deliver monthly statements to mobile phones to their respective clients. We earn a fixed fee for each statement sent to a mobile phone.  Revenues from these contracts are recognized upon provision of such services.

•
Transaction fees: In certain instances we earn revenues on a transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   A significant portion of our online Internet business is transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generate from our online advertising campaigns.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

•
Licenses of mobile platforms:  We earn royalties from the license of our FlightPlan and FlightDeck platforms to Wireless Carriers and to our master licensees.  These platforms are connected to the Wireless Carriers’ data centers and earn fees ratably over the time period that they provide service to the Wireless Carriers.  Thus, the revenues from these licenses are generally recognized ratably over the term of the contract in which the platforms will be utilized as per ASC topic 605-20-25-3.

•
Advisory and service fees: We earn advisory and service fees when Brand Owners hire us to assist in the design and execution of either a mobile or an online advertising campaign.  We provide services from the initial conceptualization through to the creation of the content, website and Mobi Site development, database design/development, and all other such services to successfully implement the mobile and internet marketing campaign including final product dissemination to clients and success measurement rates.   Fees for these services are recognized as revenue when the services have been performed.  Each of these services are priced, billed and recorded as revenue separately and in the period in which the services are performed.

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At December 31, 2009 and 2008, deferred revenue was $7,063 and 0, respectively.

Stock Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We expense the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2009 and 2008, there were no options outstanding.

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of accounts receivable, accounts payable, bank financing, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

We define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We extend credit based on an evaluation of the customer’s financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

We apply the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We evaluate the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no impairment of its long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred and totaled $54,735 and $10,119 for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2009 and 2008.

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of December 31, 2009 and 2008, there were 1,494,166 and 0 warrants outstanding, respectively.

On January 1, 2008, we affected a five for one reverse split of all of our outstanding common stock, par value $0.001 per share.  On March 12, 2008, we affected an additional ten for one reverse split of all of our outstanding common stock.  All references to numbers shares of common stock in these financial  statements have been adjusted to give effect to these two reverse stock splits.

Recent Accounting Pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net  consisted of the following:

	December 31,
	2009	2008
Accounts receivable - trade	$2,671,239	$914,584
Allowance for doubtful accounts	(38,244)	-
Accounts receivables, net	$2,632,995	$914,584

The balance of allowance for doubtful accounts is determined based on the age of past due accounts and an assessment of the customer’s ability to pay.

Approximately 43% and 66% of gross accounts receivable at December 31, 2009 and December 31, 2008, respectively, were from our three largest customers.  Of these customers, one represents an account receivable balance of 21% of gross accounts receivable at December 31, 2009.

NOTE 3 – NOTES RECEIVABLE

In April, 2009, we sold certain equipment and computers at the carrying costs to a third party entity for a current note receivable of $65,000 bearing interest at 10% per annum.  We were to be paid in monthly, equal installments over two years.  The third party entity has not made payments to date, and have exercised our right to accelerate all amounts due under the note.  We are presently pursuing collection against the note payable the personal guarantee that secures it and expect to receive the $65,000.  We have not recorded accrued interest income to due to the uncertainty of collection.

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008 property and equipment consists of the following:

	December 31, 2009 Amounts	December 31, 2008 Amounts
Furniture and fixtures	$740,915	$30,013
Leasehold improvements	180,134	-
Building	103,312	81,059
IT equipment	645,132	92,268
Computer software purchased	229,437	15,830
Total cost of fixed assets	$1,898,931	$219,170

Less: Accumulated depreciation	(365,432)	(46,173)

Property and equipment, net	$1,533,499	$172,997

Depreciation expense for the period was recorded as follows:

	12 Months Ended Dec. 31,
	2009	2008
Depreciation expense	$302,406	$12,873

NOTE 5 – GOODWILL

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC 350-20 “Intangibles - Goodwill and Other”  goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

The net carrying value of goodwill was $3,562,322 and $893,957 at December 31, 2009 and 2008, respectively. We perform the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill and indefinite life intangible assets at December 31, 2009 and 2008.

	Balance at			Balance at
	Dec. 31, 2008	Acquisitions	Other	Dec. 31, 2009
Cell Card IP	$49,551	$0	$0	$49,551
Digital Vouchers Technology	207,228	-	-	207,228
Capital Supreme(Pty) Ltd.	637,178	-	174,923	812,101
Superfly Advertising, Inc. (Consumer Loyalty, LLC and Legacy Media, LLC)	-	2,247,288	-	2,247,288
Simply Ideas, LLC	-	246,154	-	246,154

Total Goodwill	$893,957	$2,493,442	$174,923	$3,562,322

In the table above, “Other” includes foreign currency translation.

NOTE 6 – INTANGIBLES – OTHER, NET

In accordance with ASC 350-20 “Intangibles - Goodwill and Other” intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

The intangible assets recorded in connection with the CellCard and Digital Voucher asset acquisitions will be amortized over their estimated useful lives of seven years.   Amortization began on January 1, 2009 as per the guidance under ASC topic 350-30.

With the acquisition of Capital Supreme (Pty), Ltd. in August 2008,  we acquired the following intangible assets which are used in the delivery of MMS messages to subscribers:  Companion, Flight Deck, Flight Plan and Mobi Builder.  We also had non-compete agreements with several key officers at the time of the acquisition to be amortized over the life of the agreement.

On February 28, 2009 we acquired our AdMax business.  In connection with that acquisition we acquired secondary domain names, the AdMaximizer and Realtime software and certain database assets.  The secondary domain names recorded in connection with the AdMax acquisition of $530,285 are deemed to have an indefinite life thus no amortization has been recorded.  In regards to the appropriate term of amortization for domain names, the acquiree’s contractual rights to the domain names can be extended indefinitely with re-registration at immaterial cost, and with no risk of obsolescence. “Owning” a domain names is considered  similar  in nature to owning real estate (except that domain names and websites do not experience any degradation as happens with a physical building), and these assets are often referred to as “virtual real estate” by industry participants. Furthermore, the realization of value from these assets lies in a sale of the asset, not from cash flows obtained during ownership of the assets, thus commercial or operating risk is negligible. As such, we believe that the useful life of the domain name assets are not finite and in accordance with the standard prescribed in ASC 350-30-35-1 are not therefore eligible for amortization.  The AdMax Marketing Contact Database and AdMaximizer/Realtime3, also recorded in connection with the AdMax acquisition, will be amortized over their estimated useful lives of seven and four years respectively.  Amortization on these assets began on March 1, 2009.  We acquired a further $135,708 of web tools post-acquisition and that are being developed into a search engine optimization product at AdMax that will be amortized over four years upon completion of the development of the product which is planned to occur on April 1, 2010.

On May 9, 2009, we entered into an Asset Purchase Agreement with Eden Marketing Services, LLC for the acquisition of assets to be used in a gift card business.  We did not received the assets agreed to  and have notified Eden Marketing Services LLC of our decision to rescind the Asset Purchase Agreement.  Accordingly, the financial statements in this report have eliminated the assets acquired in that transaction.

Intangible assets – other, net at December 31, 2009 and 2008 were comprised of the following:

	Period of Amortization	Dec. 31, '09	Dec. 31, '08
Intangibles assets - other, net:
CellCard Purchased Technology	7 years	$750,000	$750,000
Digital Vouchers Purchased Technology	7 years	350,000	350,000
Secondary Domain Names	N/A	877,668	-
SEO and Web Optimization Tools	4 years	135,708	-
AdMax Marketing Contact Database	7 years	2,984,526	-
AdMaximizer/Realtime3	4 years	3,870,069	-
Simply Ideas Lead Generation	4 years	103,110	-
Simply Ideas MicroGravity Media	4 years	281,011	-
Simply Ideas Database	7 years	6,152	-
Simply Premium Web	N/A	112,299	-
Simply Live Website	N/A	337,847	-
Companion	4 years	521,593	409,668
Flight Deck	4 years	1,382,146	1,085,564
Flight Plan	4 years	348,092	273,398
Mobi Builder	4 years	474,178	372,429
Non Compete Agreements	5 years	20,391	16,015

Total cost of intangibles - other		12,554,790	3,257,074

Less: Amortization		(2,254,024)	(181,540)

Intangibles assets - other, net		$ 10,300,766	$ 3,075,534

Amortization expense for the years ended December 31, 2009 and 2008 was $2,254,024 and $181,540. Estimated aggregate amortization expense for each of the next seven fiscal years is:

2010	$2,358,956
2011	2,367,437
2012	2,140,270
2013	858,305
2014	592,864
2015	584,383
2016	70,737
Total amortization	$8,972,952

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	December 31,
	2009	2008
Accounts payable, trade	$965,474	$146,464
Accrued expenses	327,397	407,489
Deferred revenue	7,063	-
Total	$1,299,934	$553,953

NOTE 8 – DEBT

Our debt is comprised of the following:

	Balance at December 31, 2009	Balance at December 31, 2008

Note payable with a face amount of $200,000 to Elvena Enterprises, Inc., a British Virgin Islands company bearing interest at 5.0% per annum. At the option of the holder, the note is convertible into shares of the Company’s common stock based upon the ratio of shares to the outstanding principal.	$-	$200,000

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. The principal and all accrued and unpaid interest are due and payable on March 1, 2010. The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.
	2,082,500	-

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, becomes due on July 16, 2010 and is convertible into shares of our common stock at the conversion price of $3.00 per share.
	668,250	-

On November 10, 2009, the Company issued a convertible promissory note for $300,000 to Floss Limited. The interest rate is 18% per annum and is due on November 10, 2010. The notes are convertible into shares of common stock at a conversion price of $2.25 per share of common stock.	300,000	-

On November 29, 2009, the Company issued a note payable with a face amount of 460,000 to Agile Opportunity Fund. The interest rate is 18% and is due on November 29, 2010	460,000	-

On December 12, 2009, the Company issued a note payable with a face amount of 52,351 to Bridges Investment. The note bears interest at 12% and is due on March 31, 2010	52,351	-

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of $82,227. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. Dollars may also fluctuate.	107,926	85,857
	3,671,027	285,857
Less current maturities	3,575,111	210,229
Debt payable, net of current maturities	$95,916	$75,628

We recorded other expense of $168,000 related to the cancellation of the Superfly $625,000 note and issuance of the Agile Opportunity Fund, LLC $718,500 note.  This modification is described in Note 1 hereto and is accounted for as a material modification and thus treated as an extinguishment of debt as per ASC topic 470-50.  We recorded the new instrument at fair value and the difference from the former note was used to determine other expense from debt extinguishment, including changes in the original issue discount and other changes in the terms of the financing.

Pursuant to the issuance of the $718,500 and the $460,000 notes to Agile Opportunity Fund, LLC, the Company recorded a $43,500 and $60,000 original issue discounts, respectively.  The Company is amortizing the original issue discounts over the life of the notes.  As of December 31, 2009, the Company has amortized $23,125 which is recorded as interest expense on the accompanying consolidated statements of operations.

Pursuant to the issuance of the $460,000 note to Agile Opportunity Fund, LLC, the Company issued 20,000 incentive shares of the Company’s common stock, 75,000 Series A Warrants and 75,000 Series B Warrants to purchase shares of the Company’s common stock.  Based on the relative fair value of these equity instruments, the Company recorded a debt discount of $133,500.  The Company is amortizing the debt discount over the life of the note.  As of  As of December 31, 2009, the Company has amortized $11,125 which is recorded as interest expense on the accompanying consolidated statements of operations.

Pursuant to the issuance of the $460,000 note to Agile Opportunity Fund, LLC, the Company paid $69,881to consummate the transaction and recorded this amount as debt issue costs in the accompanying consolidated balance sheets.  The Company is amortizing the debt discount over the life of the note.  As of  As of December 31, 2009, the Company has amortized $16,996 which is recorded as interest expense on the accompanying consolidated statements of operations.

At December 31, 2009 and 2008 there was $182,640 and $6,273 in unpaid accrued interest on debt.

NOTE 9 – CONTINGENT LIABILITIES

The Company was incorporated in 1999 and  became engaged in the current business of mobile and Internet marketing in early 2008.  Between 1999 and 2008, the Company was engaged in different lines of business including discount brokerage and financial services, mortgage banking, and apparel.  Current management was not involved with the Company prior to early 2008.  There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to the management of our Company and not disclosed in these financial statements.  In the event that any liabilities, liens, judgments, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

Profit Warranty Related to Capital Supreme Purchase

We acquired the shares and loan accounts in Capital Supreme (Pty) Ltd for a total purchase price of R25,000,000 (approximately $3,173,000)  (Note that the “R” before all the figures in this financial statement signifies an denomination of South African Rands). Of this amount, R15,000,000 (approximately $1,904,000) was payable in cash upon closing of the transaction and the balance of R10,000,000 (approximately $1,269,000) was due upon the achievement of R37,000,000 (approximately $4,695,000) to be earned over a period of 18 months, ending on February 15, 2010.   In addition to the purchase consideration of R25,000,000, the Capital Supreme sellers were given a warranty call option to acquire 2,000,0000 common shares of Lenco Mobile Inc., for an amount of R1,000,000 (approximately $126,900). We determined that the  probable amount the Company would expect to pay related to the R10,000,000 would be an amount of R7,000,0000 (approximately $888,000) and R3,294,488 (approximately $418,000) for the value of the warranty call options.  Per ASC Topic 805-30-35, we determined that the contingency consideration does not meet the criteria to be a measurement period adjustment.  Therefore, the contingent liability will be remeasured at fair value each reporting date until the contingency is resolved with the change in fair value being recognized in earnings.  We recorded a liability related to these contingent events of $1,390,785 and $1,091,216 on the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.  For 2009, We recorded $607,950 as a current liability related to amounts expected to be paid within one year and $782,835 as long term.  There has been no change in the fair value from the date of acquisition through December 31, 2009.  The difference between the December 31, 2009 and December 31, 2008 balances is due to the change in the exchange rate.

NOTE 10 – WARRANTS & WARRANT PUT LIABILITY

We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of ASC 815-40-25 “Derivatives and Hedging”.  Under this standard we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  We  classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside of our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

In November 2009, we issued 75,000 Series A Warrants to Agile Opportunities Fund with an exercise price of $3.25 that expire on November 30, 2014, and 75,000 Series B Warrants with an exercise price of $3.40 that expire on November 30, 2014.  The Series B warrants contain a provision that allows the holder to put the options back to the Company for $60,000.  Since the warrants were issued with debt and incentive shares, the Company used the relative fair value to determine the amount to record on the financial statements.  We determined the fair value of the Series A Warrants using the Black-Scholes-Merton model with the following assumptions:

•	risk free rate of return of 2.01%;

•	volatility of 67.40;

•	dividend yield of 0%;

•	expected term of 5.0 years.

The fair value for the Series A Warrants was approximately $62,000 with a calculated relative fair value of approximately $45,900.  Because the Series B Warrants could be put back to the Company for $60,000, we used $60,000 as the relative fair value of the Series B Warrants.

The warrants only provide for physical settlement or net-share settlement.  In addition, there is no requirement that the underlying shares be registered under the Securities Act of 1933, which could result in a requirement to make a net-cash settlement.  Accordingly, we classified the relative fair value of the Series A and Series B Warrants as equity.

The following table summarizes the warrant activity:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2007	-
Granted	-
Exercised	-
Exchanged	-
Forfeited	-
Outstanding, December 31, 2008	-
Transfer in from Superfly acquisition	1,344,166	$3.00
Granted	150,000	$3.33
Exercised	-
Forfeited	-
Outstanding, December 31, 2009	1,494,166	$3.03	4.24
Exercisable, December 31, 2009	1,494,166	$3.03	4.24

NOTE 11 – PREFERRED STOCK

On October 31, 2007, the Company issued 70 shares of Series B Preferred Stock to Angelique de Maison, in exchange for expenses paid in the amount of $205,743 and the guarantee to pay up to an additional $144,257 in corporate expenses for a total of $350,000.  We also issued 140 shares of Series B Preferred Stock to Target Equity in exchange for the guarantee to pay up to $750,000 in corporate expenses.  The shares were convertible at the rate of 50,000 shares of Common Stock for one Preferred Series B share.  At December 31, 2007 all 210 shares of Series B Preferred Stock remained outstanding.  At December 31, 2008, 197 shares of Series B Preferred Stock had been converted into 9,850,000 shares of Common Stock, 6 shares of Series B Preferred Stock had been returned to the treasury for no consideration and 7 shares of Series B Preferred Stock remained outstanding.  On July 2, 2009 the remaining 7 shares of Series B Preferred Stock were converted to 350,000 shares of Common Stock.

On February 8, 2008, 350 shares of Series B Preferred Stock were issued for the purchase of Digital Vouchers, (Pty) Ltd.   The shares were convertible at the rate of 50,000 shares of Common Stock for one Preferred Series B share.  All 350 shares had been converted into to 17,500,000 shares of Common Stock at during the year ended December 31, 2008.

On February 18, 2008, we entered into a credit arrangement with Rendez-Vous Management Limited pursuant to which Rendez-Vous Management Limited agreed to lend us up to $1 million.  In connection with the credit arrangement we issued to Rendez-Vous Management Limited a one year warrant to purchase 200 Series B Preferred Stock at an exercise price of $5,000 per share.  The shares were convertible at the rate of 50,000 shares of Common Stock for one Preferred Series B share.   Rendez-Vous Management Limited paid $1 million for this warrant in August of 2008.  At December 31, 2008 there were 200 shares of Series B Preferred Stock outstanding.   The 200 Series B Preferred shares were converted into 10,000,000 shares of Common Stock on May 18, 2009.  A balance of 0 Series B Preferred Stock is outstanding at December 31, 2009.  On July 17, 2008, we issued 20 shares of Series B Preferred Shares to Rendez-Vous Management Limited in exchange for the cancellation of a promissory note in the amount of $60,000.  The Series B Preferred Stock was immediately converted into 1,000,000 shares of common stock.

NOTE 12 – COMMON STOCK

On November 13, 2007, we affected a five for one reverse split of all of our outstanding common stock, par value $0.001 per share.  On March 12, 2008, we affected an additional ten for one reverse split of all of our outstanding common stock.  All references to numbers shares of common stock in these financial  statements have been adjusted to give effect to these two reverse stock splits.

On February 15, 2008, the Company issued 200,000 shares of common stock to a debt holder in discharge of a convertible promissory note held by the debt holder in the amount of $200,000.

On April 4 and April 8, 2008, Angelique de Maison converted 42 shares of Series B Preferred Stock in exchange for 2,100,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 17, 2008, Target Equity Limited converted 140 shares of Series B Preferred Stock in exchange for 7,000,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 17, 2008, Target Equity Limited converted 350 shares of Series B Preferred Stock in exchange for 17,500,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On April 18, 2008, and June 2, 2008, the Company issued an aggregate of 772,000 shares of common stock to Bridges Investments, Inc. and Angelique de Maison, upon conversion of two outstanding convertible promissory notes in the aggregate amount of $772,000.

On May 9, 2008, Trish Malone and Stephen Boyd converted an aggregate of 15 shares of Series B Preferred Stock into 750,000 shares of common stock in accordance with the terms of the Series B Preferred Stock.

On June 30, 2008, we issued an aggregate of 10,000,000 shares of common stock to eAccounts, Inc., a California corporation, in exchange for the acquisition of substantially all of the assets of that entity including its CellCard technology.

On July 17, 2008, we issued 20 shares of Series B Preferred Shares to Rendez-Vous Management Limited in exchange for the cancellation of a promissory note in the amount of $60,000.  The Series B Preferred Stock was immediately converted into 1,000,000 shares of common stock.

On February 28, 2009, we issued 5,000,000 shares of our common stock, valued at $8,687,206, to Superfly Advertising, Inc. as partial consideration for the acquisition of certain of its assets related to Internet advertising.

On May 4, 2009, we issued 3,500,000 shares of our common stock, valued at $8,269,613, to Eden Marketing LLC, a Nevada limited liability company in exchange for the acquisition of certain of its assets related to gift card programs.

On May 18, 2009, we issued 1,200,000 shares of our common stock to Elvena Enterprises, Inc. in exchange for conversion/cancellation of an outstanding promissory note in the face amount of $200,000, plus accrued and unpaid interest of $10,024.

On May 18, 2009, we issued 10,000,000 shares of our common stock to Rendez-Vous Management Limited upon conversion of 200 shares of Series B preferred stock in accordance with the terms of the preferred stock.

On July 2, 2009, we issued 350,000 shares of our common stock to Angelique De Maison upon conversion of 7 shares of Series B preferred stock in accordance with the terms of the preferred stock.

On July 31, 2009, we issued 25,000 shares of our common stock, to Agile Opportunity Fund, LLC in connection with a debt restructuring transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc.

On October 16, 2009, we accrued 725,309 shares for the acquisition of the assets of Simply Ideas, LLC.

On October 16, 2009, we issued 3,917,595 shares of our common stock to Tamino Investments Ltd.  in exchange for consulting, advisory and business development services performed for our Multimedia Solutions subsidiary.

On November 30, 2009, we issued 20,000 shares of our common stock to Agile Opportunity Fund, LLC. in connection with a financing transaction with Agile Opportunity Fund, LLC.

NOTE 13 – DEVELOPMENT STAGE DEFICIT AND RETAINED EARNINGS

We have recorded all earnings and loss activity prior to the August 11, 2008 acquisition of Capital Supreme (Pty), Ltd. as “Development Stage Deficit.”  This acquisition marked the first point in which the Company initiated business operations and marked it entrance into the mobile and internet marketing sectors.  At August 11, 2008 there was a Development Stage Deficit of $15,851,556 which was reclassified as Retained Earnings.

NOTE 14 – BUSINESS ACQUISITIONS

Acquisition of Capital Supreme (Pty) Ltd.

On August 11, 2008, we acquired Capital Supreme, (Pty) Ltd (“Capital Supreme”), a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3,173,000.  We accounted for the acquisition as per ASC topic 805-10 “Business Combinations” and incurred approximately $175,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

		Period of
		Amortization or
	Amounts	Depreciation
Cash	$52,758	N/A
Accounts receivable	705,882	N/A
Other current assets	45,306	N/A
Property and equipment	188,370	3 to 6 years
Intangibles	2,579,706	4 years
Goodwill	762,812	Indefinite
Accounts payable	(251,268)	N/A
Deferred revenue	(223,262)	N/A
Income tax payable	(18,899)	N/A
Mortgage payable	(103,108)	N/A
Due to related parties	(108,246)	N/A
Due to former shareholders	(457,051)	N/A
Purchase price	$3,173,000

Acquisition of Assets of Superfly Advertising, Inc.

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising, Inc., a Delaware corporation (see Note 1).  Interim financial statements from the date of acquisition, March 1, 2009, forward include the operations of AdMax Media Inc.  We accounted for the acquisition as per ASC topic 805-10 “Business Combinations” and incurred approximately $70,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets and assumed liabilities was valued at $8,687,206.

The goodwill balance of $2,247,288 represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  There is no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is deductible for tax purposes.

The value of the major classes of assets and liabilities assumed in the February 28, 2009 acquisition were as follows as of the acquisition date and end of the measurement date on March 31, 2009 prior to recording any amortization:

Major classes of assets and liabilities	Amounts	Period of Amortization or Depreciation
Accounts receivable, net	578,717	N/A
Other current assets	372,135	N/A
Fixed assets	1,139,073	1 to 5 years
Other non-current assets	18,404	N/A
Secondary domain names	530,285	Indefinite
Onlinesupplier.com	425,000	Indefinite
AdMax marketing contact database	2,984,526	7 years
AdMaximizer/Realtime3	3,870,068	4 years
Goodwill	2,247,288	Indefinite
Accounts payable and accrued expenses	(770,790)	N/A
Notes payable	(2,707,500)	N/A
Purchase Price	8,687,206

We believe that the accounts receivable balance above is the fair value of the receivable and best estimate of the cash flows expected from such balance which is disclosed herein as per ASC topic 805-20-50 (Business combinations – identifiable assets and liabilities).

Acquisition of Assets of Simply Ideas, LLC

On October 16, 2009 we entered into an Asset Purchase Agreement pursuant to which our AdMax Media Inc. subsidiary acquired certain assets of Simply Ideas, LLC, a Florida limited liability company.  Simply Ideas, LLC was engaged in the business of online lead generation and marketing services, primarily serving the secondary education industry.  In connection with the acquisition, we paid $25,000 in cash with $25,000 to be paid in 2010 and issued an aggregate of 725,309 shares of our common stock to Simply Ideas, LLC, in exchange for the transfer of certain specified assets including websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.  We incurred approximately $20,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets was valued at $1,396,956 and will be allocated among the assets acquired and liabilities assumed as follows (amortization period indicated in parenthesis):

	Amounts	Period of Amortization or Depreciation
Accounts receivable	$0	N/A
Fixed Assets	3,000	1 to 5 years
Simply Ideas Lead Gen software	103,110	4 years
MicroGravity Media software	281,011	4 years
Premium websites	112,299	Indefinite
Live websites	337,847	Indefinite
Database	6,152	7 years
Secondary domain names	347,383	Indefinite
Goodwill	246,154	Indefinite
Accounts payable and accrued expenses	40,000	N/A
Purchase Price	$1,396,956

NOTE 15 – CONCENTRATIONS

Customers

A significant portion of our revenues is derived from a limited number of Wireless Carriers.  For the year ended  December 31, 2009, we derived approximately 34% of our revenues from relationships with two Wireless Carriers. We have established relationships with a number of Wireless Carriers, and  expect to continue to generate a substantial majority of revenues through distribution relationships with fewer than twenty Wireless Carriers for the foreseeable future. If any of the Wireless Carriers decides not to allow us to access their MMS messaging delivery platforms, or decides to terminate or modify the terms of its agreement with the Company  or if there is consolidation among Wireless Carriers, we may be unable to replace the affected agreement with acceptable alternatives, causing it to lose access to that Wireless Carrier’s subscribers and the revenues they afford. In addition, having revenues concentrated among a limited number of Wireless Carriers also creates a concentration of financial risk. In the event that any significant Wireless Carrier were unable to fulfill its payment obligations our operating results and cash position would suffer. If any of these eventualities come to pass, it could materially reduce the our revenues.  In 2009, our Internet advertising business generated 16% of our total revenues from our 2 largest internet network customers.  Our top four customers, therefore, accounted for 50% of total revenues in 2009.  We continue to expand both our mobile and Internet client base but a change in one or all of these relationships would have short-term revenue implications.

For the year ended December 31, 2008, we derived approximately 72% of our revenues from relationships with two Wireless Carriers.  The Company has improved customer concentration from 2008 to 2009 through the acquisition and expansion of its customer base to include the internet sector.

Suppliers

We purchase bulk message services from Wireless Carriers on a purchase order basis.  We do not have long term contracts with Wireless Carriers to protect our access to the network or the prices we pay for network access.  Any failure to secure new purchase orders from Brand Owners, inability to access Wireless Carrier networks at reasonable rates, would have a substantial negative impact on our business.

NOTE 16 – GOVERNMENT REGULATION

Our operations are subject to a number of regulations.  Our operating activities in South Africa are governed under the state, commercial and labor regulations of that Country.   Our products and services are subject to regulation by regulatory agencies in the countries where it operates.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the United States Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on its operations.

NOTE 17 – SEGMENT INFORMATION

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising Inc., a Delaware corporation.  In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities to our newly formed subsidiary AdMax Media, Inc.  We have historically been involved in a single industry, mobile phone marketing, however, with this new subsidiary, we also became involved in Internet marketing.  Therefore, as of March 1, 2009 our products and operations are managed in two segments; the mobile phone segment and the Internet segment.  A segment is determined primarily by the method in which it delivers its products and services.  Selected information about our two operating segments for the twelve months ended December 31, 2009 is as follows:

Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  The Company does not allocate income taxes or charges determined to be non-recurring in nature.

The mobile phone marketing segment primarily operates in South Africa.  The Internet marketing segment primarily operates in the United States.

	Revenue	Cost of sales	Gross profit	Sales, marketing, & administrative costs	Depreciation & amortization expense	Income (loss) from operations
Mobile marketing	$7,688,537	$2,706,070	$4,982,467	$2,850,777	$682,193	$1,449,497
Internet marketing	4,537,951	2,258,124	2,279,827	1,955,773	1,409,131	(1,085,076)
Corporate costs				955,662	179,043	(1,134,705)
Total consolidated	$12,226,488	$4,964,194	$7,262,294	$5,762,212	$2,270,366	$(770,284)

NOTE 18 – OPERATING LEASES

Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Lease payments under an operating lease are charged to the income statement over the lease term on a straight-line basis unless another basis is more representative of the pattern of use.

We lease office space in South Africa under an operating leases with lease terms beginning May 1, 2007 through September 30, 2012 including various options to renew.

We lease our headquarters’ office space, and a corporate apartment in Santa Barbara, California.  These headquarters space is in one building with multiple units that are under various lease term beginning September 1, 2008 through December 31, 2011.  The leases include an option to renew for multiple year periods.

There are no other operating leases other than the leases for space described above.

A summary of minimum lease payment commitments as of December 31, 2009 are as follows:

Year Ending December 31, 2010	$412,377
Year Ending December 31, 2011	257,061
Year Ending December 31, 2012	138,507
$807,945

Operating lease expense for the period ended:
12 months ended Dec. 31, 2008	$12,006
12 months ended Dec. 31, 2009	$229,388

NOTE 19 – INCOME TAXES

The income tax charge is determined based on net income before tax for the year and includes deferred tax and secondary taxation on companies.

Current tax: The current tax charge is the calculated tax payable on the taxable income for the year using enacted or substantively enacted tax rates and any adjustments to tax payable in respect of prior years.

Deferred tax: Deferred tax is provided for using the liability method, on all temporary differences between the carrying values of assets and liabilities for accounting purposes and the amounts used for tax purposes and on any tax losses. No deferred tax is provided on temporary differences relating to:

•	the initial recognition of goodwill;

•	the initial recognition (other than in a business combination) of an asset or liability to the extent that neither accounting nor taxable profit is affected on acquisition; and

•	investments in subsidiaries to the extent they will probably not reverse in the foreseeable future.

The provision for deferred tax is calculated using enacted or substantively enacted tax rates at the reporting date that are expected to apply when the asset is realized or liability settled. A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the deferred tax asset can be realized.

Our income tax provision (benefit) is comprised of the following:

	2009	2008
Current:
Federal	$--	$--
Foreign	333,359	106,270
State	800	800
Total Current	334,159	107,070

Deferred:
Federal	--	--
Foreign	--	--
State	--	--
Total Current	334,159	107,070

Total Income tax expense	$334,159	$107,070

Significant components of our deferred tax assets and (liabilities) are set forth below:

	2009	2008
State Taxes	$47,266	$15,063
Amortization	244,284	0
Bad Debt Expense	13,385	0
Foreign Tax Credit	479,696
Net Operating Loss Carryforward	277,568	171,191
Deferred tax assets	1,062,199	186,254
Valuation allowance	1,062,199	(186,254)
Net deferred tax assets	$--	$--

U.S. and foreign income before income taxes are set forth below:

	2009	2008
U.S.	$(2,696,184)	$(239,998)
Foreign	1,456,289	376,093

Income before taxes	$(1,239,895)	$136,095

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2009	2008
Income tax expense @ 35%	(433,963)	47,633
State income taxes (benefit), net of federal taxes	(42,274)	(5,272)
State income tax	800	800
Nondeductible Amortization	468,624	--
Foreign Tax Credit	(479,696)	--
§382 NOL limitation	--	24,082
Difference in foreign tax rate	(176,342)	(25,362)
Change in valuation allowance	997,010	65,189
Total income tax expense	334,159	107,070

Effective tax rate	(27.0)%	78.7%

We have previously not provided deferred tax on the undistributed earnings of foreign investments. Management estimates that the total net undistributed earnings upon which deferred tax has not been provided total approximately $1,400,000 at December 31, 2009.  Such net undistributed earnings are held in the Capital Supreme subsidiary, which is a South Africa corporation.

The Company accounts for income taxes as per ASC topic 740 "Income Taxes." Paragraph 31a of FAS 109 and Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (APB 23), and within the reference of FASB ASC topic 740 "Income Taxes," allow a taxpayer to identify certain unremitted earnings of foreign investments as being indefinitely reinvested and, consequently, the taxpayer does not provide deferred taxes on the outside basis difference related to those earnings (“outside basis differences”).  We believe that their permanent reinvestment position is subject to a potential change in the U.S. tax rules.

NOTE 20 – RELATED PARTY TRANSACTIONS

On February 18, 2008, we issued an aggregate of 350 shares of Series B Preferred Stock to acquire substantially all of the assets of Digital Vouchers (Pty), Ltd..  Target Equity Limited owned 100% of Digital Vouchers (Pty), Ltd. and received all 350 shares of the Series B Preferred Stock in the transaction.  At the time of the transaction Target Equity Limited beneficially owned more than 10 percent of the Company’s common stock.  Target Equity Limited is owned by a trust.  BasTrust Corporation Limited is the trustee of the trust which owns Target Equity Limited.

On February 18, 2008, we issued a one year warrant to purchase 200 Series B Preferred Stock at an exercise price of $5,000 per share to Rendez-Vous Management Limited.  Rendez-Vous Management, Ltd. is owned by a  trust.  Michael Levinsohn  is one of a class of  beneficiaries of the trust.  At the time of the transaction, Mr. Levinsohn was a director of the Company.  Rendez-Vous paid $1,000,000 for this warrant in August of 2008  The 200 shares of Series B Preferred Stock were subsequently converted into 10,000,000 shares of common stock.

On July 17, 2008, we issued 20 shares of Series B Preferred Shares to Rendez-Vous Management Limited in exchange for the cancellation of a promissory note in the amount of $60,000.  The Series B Preferred Stock was immediately converted into 1,000,000 shares of common stock.

On August 31, 2009 we entered into a settlement agreement with Superfly Advertising, Inc.  At the time of the agreement, Superfly owned more than 5% of our outstanding common stock.  Under the terms of the settlement agreement, Superfly Advertising, Inc. agreed to pay us $900,000 in exchange for a release of claims.  We received payment of the $900,000 on March 22, 2010.

On March 15, 2010 and April 9, 2010, Rendez-Vous Management, Ltd. provided loans to us in the amount of $500,000 on each date.  Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  The loans are interest free and due on demand.

NOTE 21 – SUBSEQUENT EVENTS

On February 26, 2010, Darin Heisterkamp resigned as the president of our subsidiary, Lenco Mobile USA Inc.  In connection with Mr. Heisterkamp’s resignation, Lenco Mobile USA Inc. entered into a separation agreement and general release with Mr. Heisterkamp.  Under the separation agreement and general release, Mr. Heisterkamp will continue to receive his base salary through April 30, 2010.  Our subsidiary, Lenco Mobile USA Inc., also agreed to pay for Mr. Heisterkamp to continue receiving group health insurance through COBRA continuation coverage until the earlier of December 31, 2010 or such time as Mr. Heisterkamp is eligible for coverage under the health insurance plan of another employer.  In exchange, Mr. Heisterkamp has released Lenco Mobile USA Inc. and its parents, subsidiaries, affiliates, directors, officers and employees from all claims except for claims for defense and indemnification relating to any claims brought against Mr. Heisterkamp arising out of his employment.  The separation agreement and general release also releases Lenco Mobile USA Inc. and Mr. Heisterkamp from all obligations under the executive employment agreement between Lenco Mobile USA Inc. and Mr. Heisterkamp.

On August 31, 2009 the Company entered into a General Release with Superfly Advertising Inc., with respect to the  asset purchase agreement, dated February 28, 2009, entered into between the Company and Superfly Advertising Inc., in terms of which the Company purchased certain specified assets and liabilities from Superfly Advertising Inc.  In terms of the General Release, the Company alleged that Superfly Advertising Inc. breached certain representations and warranties it had made in the asset purchase agreement which resulted in additional claims, damages and losses in the amount of $900,000.  On March 22, 2010 Superfly Advertising Inc. made payment to Lenco Mobile Inc. of $900,000.

On March 15, 2010, we agree to extend the earn out period for the contingent purchase price on the Capital Supreme (Pty) Ltd. acquisition as discussed in Note 9, from February 15, 2010 to December 31, 2010.

On April 12, 2010, the Company reached an agreement to extend $1,485,000 of its outstanding convertible promissory notes to July 16, 2010.  The Company paid approximately $112,000 of debt and accrued interest paid on March 2, 2009.  As of the date of this report, we have an aggregate of $497,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing Services LLC and we are currently disputing their demand.

Rendez-Vous Management Ltd., the major shareholder in the Company, has undertaken to provide additional working capital to the Company in order to fund international expansion.  Rendez-Vous Management Ltd., has provided $1 million in additional working capital by way of a shareholder’s loan with 2 payment of $500,000 occurring on March 15, 2010 and April 9, 2010 . The loans are interest free, unsecured and have no fixed terms of repayment. .  Rendez-Vous Management Limited has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000. Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time.

NOTE 22 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,574,054 during the year ended December 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by approximately $2,100,000. The Company has reached an agreement to extend $1,485,000 of debt to July 16, 2010 and is negotiating to extend $ 337,500 of debt that was due at March 1, 2010.  Per the accompanying financial statements, the Company had net positive cash inflow from operations at December 31, 2009 of $31,259 and management intends to continue to operate on a positive cash flow basis going forward.  In 2010, the Company has raised additional capital in the amount  of $1,000,000 through a shareholder’s loan, (as discussed in Note 20).  Also, the Company received $900,000 on March 22, 2010 from the Superfly General Release Agreement (as discussed in Note 20).  The majority shareholder has committed to provide funding as necessary to continue expansion of our operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 23 – SELECT INTERIM PRO FORMA FINANCIAL INFORMATION

The following Consolidated Pro Forma Statements of Operations (Unaudited) are based on the historical consolidated financial statements of Legacy Media, LLC and Consumer Loyalty Group, LLC; and the historical financial statements of the Company and its subsidiary AdMax Media Inc.  Also, the historical operating results of Onlinesupplier.com and related websites that were sold by the Company on April 20, 2009 are captured within the Consumer Loyalty Group LLC figures presented below in column (A) and thus are removed in column (B).  The historical operating results of the October 16, 2009 acquired assets from Simply Ideas, LLC have been included for the period from January 1, 2009 to October 16, 2009 in column (D) as well as the pro forma effect of acquisition related activity.  These historical financial statements were prepared in accordance with U.S. GAAP.  The unaudited pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.  These historical financial statements have been prepared to illustrate the effects of the consummation of the Asset Purchase Agreement between Superfly Advertising, Inc., and the Company as well as the sale of Onlinesupplier.com and related websites to Ball, LLC.  This Pro Forma financial information and accompanying notes should be read in conjunction with the consolidated financial statements of the Company presented herein.

The Consolidated Pro Forma Statements of Operations (Unaudited) for the period ended December 31, 2009 give effect to the transactions as if they had occurred at January 1, 2009, the beginning of the fiscal year.

The Unaudited Pro Forma Consolidated Financial Statements do not purport to be indicative of what the Company’s consolidated financial position or consolidated results of operations would actually have been had the Superfly asset acquisition and related financings as well as the sale of the Onlinesupplier.com business been completed on such date or at the beginning of the period indicated, or to project the Company’s consolidated financial position for any future period or the Company’s consolidated results of operations for any future period.

Pro Forma Results for Lenco Mobile Inc. and Acquired and Sold Operations
Consolidated 2009 Pro Forma Statements of Operations

	Legacy Media LLC, Consumer Loyalty Group LLC (AdMax Media Inc.) Results January 1, 2009 – February 28, 2009 (Unaudited) (A)	Pro forma effect of removal of Online-supplier.com and related websites to remove the period to the asset sale date January 1, 2009 – April 20, 2009 (Unaudited) (B)	Pro forma effect of Superfly asset acquisition as to include the period January 1, 2009 – February 28, 2009 (Unaudited) (C)	Simpy Ideas results for the period January 1, 2009 – October 16, 2009 (Unaudited) (D)	Pro forma effect of Simpy Ideas asset acquisition as to include the period January 1, 2009 – October 16, 2009 (Unaudited) (E)	Lenco Mobile, Inc. January 1, 2009 – December 31, 2009 (Audited) (F)	Lenco Mobile Inc. As Adjusted Pro Forma January 1, 2009 – December 31, 2009 (Unaudited) (G)
Revenue	$790,984	$(883,011)	$0	$84,347	$0	$12,226,488	$12,218,808

Cost of sales	368,789	(301,962)	0	87,752	0	4,964,193	5,118,772

Gross profit	422,195	(581,048)	0	(3,405)	0	7,262,294	7,100,037

Operating expense:
Sales and marketing	27,852	0	0	5,335	0	360,729	393,915
General and administrative	422,124	(217,007)	0	79,199	0	5,401,483	5,685,800
Depreciation and amortization	50,753	(30,452)	232,000	16,978	64,521	2,270,366	2,604,166
Total operating expense	500,729	(247,458)	232,000	101,512	64,521	8,032,578	8,683,881

Income (loss) from operations	(78,534)	(333,590)	(232,000)	(104,916)	(64,521)	(770,284)	(1,583,844)

Other income (expense):
Interest income (expense), net	0	0	(56,000)	0	0	(301,611)	(357,611)
Other income (expense), net	0	0	0	0	0	(168,000)	(168,000)
Total other income (expense)	0	0	(56,000)	0	0	(469,611)	(525,611)

Income (loss) before income taxes	(78,534)	(333,590)	(288,000)	(104,916)	(64,521)	(1,239,895)	(2,109,455)

Income tax expense	0	(37,028)	(34,500)	0	(18,300)	334,159	244,330

Net income (loss)	$(78,534)	$(296,561)	$(253,500)	$(104,916)	$(46,221)	$(1,574,054)	$(2,353,786)

Net income per share							$(0.04)

Weighted average shares outstanding							55,824,204

See accompanying notes to pro forma financial information

Notes to Pro Forma Financial Information

(A)  This column represents the stub period, January 1,  2009 to February 28, 2009 financial operating results of the Simply Ideas, LLC assets acquired on October 16, 2009.

 (B)  This column reflects the removal of the pro forma operating results of Onlinesupplier.com and related websites for the period January 1, 2008 to the date of their sale to Ball, LLC by AdMax Media Inc. on April 20, 2009.  Onlinesupplier.com and the related websites primarily consisted of online products in which we advertised and secured subscribers, negotiated for discounts from merchants, and provided sales fulfillment and delivery of the products through common carriers.  Column (B) removes the revenue, costs of sales, operating expenses relative to these products.  The adjustment for income tax expense of $123,428 estimates the decrease in tax expense, calculated from the $333,590 pre-tax income of Onlinesupplier.com and related websites, on Lenco Mobile Inc.’s pro forma 2009 results.

 (C)  Adjustments reflect the inclusion of the pro forma effect for the period January 1, 2009 to February 28, 2009 of the amortization and depreciation changes and the additional interest expense incurred in connection with our issuance of an aggregate of $2,801,000 in convertible promissory notes to former lenders to Superfly Advertising, Inc.  stemming from the assets we acquired from Superfly Advertising, Inc.  This column also reflects the tax effect of changes to the pro forma results of January 1, 2009 to February 28, 2009 stemming  from the assets we acquired from Superfly. Prior to the acquisition date, Legacy Media LLC and Consumer Loyalty Group LLC were single member LLC’s we acquired from Superfly Advertising, Inc.  Thus the tax provision was burdened at the parent company level.  As such, the adjustment accounts for income tax expense as a pro forma under AdMax Media Inc. ownership as taxation would occur at U.S. corporate tax rates for an approximate tax refund of $28,000 before the adjustments in column (B) above.  This column also includes an adjustment to the Lenco Mobile Inc. tax provision to adjust the consolidated tax expense resulting from the inclusion of the pro forma adjustments in column (A) and (B).

Below is a table calculating the estimated income tax expense adjustment:

Tax adjustment for operations as a corporation under AdMax Media Inc.	$(28,000)
Tax adjustment for amortization of goodwill and intangibles	(10,000)
Tax adjustment for amortization of depreciation	(85,000)
Tax adjustment for interest expense	(20,000)
Tax adjustment relative to Lenco Mobile Inc consolidated tax provision	28,000
Total income tax expense adjustment	$(115,000)

(D) This column represents the stub period, January 1,  2009 to October 16, 2009 financial operating results of the fundamental AdMax Media Inc. assets acquired and liabilities assumed in the Superfly Advertising, Inc. acquisition of February 28, 2009.

(E) Adjustments reflect the inclusion of the pro forma effect for the period January 1, 2009 to October 16, 2009 of the amortization and depreciation changes incurred in connection with the Company’s acquisition of certain assets of Simply Ideas, LLC.  Prior to the acquisition date, Simply Ideas, LLC was taxable directly to its ownership group and not at the LLC level.  As such, the adjustment accounts for income tax expense as a pro forma under Lenco Mobile Inc. ownership, at U.S. corporate tax rates, for an approximate tax benefit of $9,500.  In addition, there would be approximately $8,800 of tax benefit stemming from the additional amortization and depreciation.  The sum of the tax effects is the $18,300 included above.

(F)  The column is the Consolidated Statement of Operations for Lenco Mobile Inc. for the period from January 1 , 2009 – December 31, 2009 as presented herein which excludes the “stub periods” prior to the assets acquisition of AdMax Media Inc. and Simply Ideas, LLC and the sale of Onlinesupplier.com (excludes column (A), (B), (C), (D) and (E)).

(G)  The column is the Consolidated Statement of Operations for Lenco Mobile Inc. for the period from January 1 , 2009 – December 31, 2009 including the “stub periods” prior to the assets acquisition of AdMax Media Inc. and Simply Ideas, LLC and the sale of Onlinesupplier.com (including the activity and adjustments in columns (A), (B) (C), (D), and (E)).

NOTE 24 – SELECT ANNUAL PRO-FORMA FINANCIAL INFORMATION

The following Unaudited Pro Forma Consolidated Financial Statements are based on the historical consolidated financial statements of Legacy Media, LLC and Consumer Loyalty Group, LLC; owned by Superfly Advertising, Inc., and the historical financial statements of the Company.  These historical financial statements were prepared in accordance with US GAAP.  The unaudited pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable.  These historical financial statements have been prepared to illustrate the effects of the consummation of the Asset Purchase Agreement between Superfly and the Company and the effects of the sale of Onlinesupplier.com and related websites. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the historical consolidated financial statements of Legacy Media, LLC and Consumer Loyalty Group, LLC, Simply Ideas, LLC, Capital Supreme (Pty) Ltd. and the historical financial statements of the Company.

The Consolidated Pro Forma Statements of Operations for the year ended December 31, 2008 give effect to the transactions as if they had occurred at January 1, 2008 the beginning of the fiscal year.

The Unaudited Pro Forma Consolidated Financial Statements do not purport to be indicative of what the Company’s consolidated financial position or consolidated results of operations would actually have been had the Superfly asset acquisition, and related financings and the sale of the Onlinesupplier.com business been completed on such date or at the beginning of the period indicated, or to project the Company’s consolidated financial position for any future period or the Company’s consolidated results of operations for any future period.

Pro Forma Results for Lenco Mobile Inc. and Acquired and Sold Operations
Consolidated 2008 Pro Forma Statements of Operations

	Historical			Pro Forma
	Lenco Mobile Inc. for the year ended December 31, 2008	Legacy Media LLC and Consumer Loyalty Group LLC for the year ended December 31, 2008	Simply Ideas, LLC for the year ended December 31, 2008	Addition of pro forma effect of the Superfly asset acquisition for 2008	Removal of Onlinesupplier.com and related websites pro forma results for 2008	Addition of pro forma effect of the Simply Ideas asset acquisition for 2008	Addition of pro forma effect of 2008 Capital Supreme acquisition up to date of acquisition
				Adjustments	Adjustments	Adjustments	Adjustments	As Adjusted
	(Audited)	(Audited)	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,481,148	$12,877,315	$54,671	$0	$(5,967,066)	$0	$1,809,291	$10,255,359
Cost of sales	231,603	4,609,905	33,128	0	(1,568,834)	0	413,104	3,718,907
Gross profit	1,249,545	8,267,410	21,543	0	(4,398,232)	0	1,396,186	6,536,452

Operating expenses:
Sales and marketing	35,784	3,003,628	8,919	0	(2,544,747)	0	63,982	567,566
General and administrative	860,641	3,936,813	72,889	0	(1,945,076)	0	823,610	3,748,877
Depreciation and amortization	194,413	405,100	1,404	1,655,516	(257,370)	96,912	468,039	2,564,014
Total operating expense	1,090,837	7,345,541	83,212	1,655,516	(4,747,192)	96,912	1,355,631	6,880,457

Income from operations	158,708	921,869	(61,670)	(1,655,516)	348,961	(96,912)	40,555	(344,005)

Interest income (expense), net	(22,613)	(85,672)	0	(338,770)	24,427	0	(6,107)	(428,735)

Income before income taxes	136,095	836,197	(61,670)	(1,994,286)	373,388	(96,912)	34,448	(772,740)

Income tax expense	107,070	0	0	(396,847)	138,153	(17,126)	9,833	(158,917)

Net income	$29,025	$836,197	$(61,670)	$(1,597,439)	$235,234	(79,786)	$24,615	$(613,822)

Net income per share	$0.00							$0.00

Weighted average shares outstanding	28,791,774							34,517,083

See accompanying notes to pro forma financial information

Notes to Pro Forma Financial Information

(a)  This column reflects adjustments to  include the pro forma effect of:

•
Amortization and depreciation changes to the pro forma results of 2008 stemming from the assets we acquired from Superfly Advertising, Inc.  Principally, these assets include our AdMaximizer™ software platform, advertising contracts with Brand Owners, relationships with a network of web publishers, 1,235 URLS; several of which have websites and content, consumer databases including over 120 million unique consumer records, and the assets for a call center operation in Costa Rica. These assets are the primary assets that we use in our Internet advertising platforms.

•
Additional interest expense incurred in connection with our issuance of an aggregate of $2,801,000 in convertible promissory notes to former lenders to Superfly Advertising, Inc.  The assumption of the indebtedness was part of the consideration for the transaction.

•
Adjustment reflects the tax effect of changes to the pro forma results of 2008 stemming from the assets we acquired from Superfly.  In 2008, Legacy Media LLC and Consumer Loyalty Group LLC were single member LLC’s and the tax provision was burdened at the parent company level.  As such, the adjustment accounts for income tax expense as a pro forma under Lenco Mobile Inc. ownership as taxation would occur at U.S. corporate tax rates for an approximate tax expense of $308,153 before the adjustments in (a) and (b) above.  Below is a table calculating the estimated income tax expense adjustment:

Tax adjustment for operations as a corporation under Lenco Mobile Inc.	$308,153
Tax adjustment for amortization of goodwill and intangibles	(500,000)
Tax adjustment for amortization of depreciation	(85,000)
Tax adjustment for interest expense	(120,000)
Income tax expense adjustment column (a)	$(396,847)

(b)  This column reflects the removal of the pro forma, full year 2008 operating results of Onlinesupplier.com and related websites which AdMax Media Inc. sold to Ball, LLC on April 20, 2009.  Onlinesupplier.com and the related websites primarily consisted of online products in which we advertised and secured subscribers, negotiated for discounts from merchants, and provided sales fulfillment and delivery of the products through common carriers.  Column (b) removes the revenue, costs of sales, operating expenses relative to these products.  We also removed the interest expense of $24,427 which was calculated as an estimated interest expense on the pro forma borrowing of cash from the parent company during 2008.  This calculation was based on the amount of pro forma loss from continuing operations of $348,961 relative to the Onlinesupplier.com and the related websites.  The adjustment for income tax expense of $138,153 estimates the tax benefit from the removal of the $373,388 pre-tax loss of Onlinesupplier.com and related websites from Lenco Mobile Inc.’s pro forma 2008 results.

(c) This column reflects adjustments to  include the pro forma effect of amortization and depreciation changes to the pro forma results of 2008 stemming from the acquisition of certain assets from Simply Ideas, LLC on October 16, 2009.  Prior to the acquisition date, Simply Ideas, LLC was taxable directly to its ownership group and not at the LLC level.  As such, the adjustment accounts for income tax expense as a pro forma under Lenco Mobile Inc. ownership, at U.S. corporate tax rates, for an approximate tax benefit of $6,660.  In addition, there would be approximately $10,466 of tax benefit stemming from the additional amortization and depreciation.  The sum of the tax effects is the $17,126 included above.

(d) This column represents the pro forma effect of the August 11, 2008 Capital Supreme (Pty) Ltd. acquisition had it occurred effective January 1, 2008 and carried to the end of the period prior to acquisition of August 10, 2009.  The column includes both the historical operating results for the “stub period” as well as pro forma amortization expense for the intangible assets assumed with acquisition.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.                    Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief Executive Officer and chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer have determined that as of December 31, 2009 our disclosure controls were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.                    Other Information.

On April 12, 2010, the Company entered into an Amendment No. 1 to Convertible Promissory Note with holders of two promissory notes in the aggregate principal amount of $1,485,000 issued by the Company in connection with the acquisition of our AdMax Media Inc. business.  The amendments to the promissory notes extend the maturity date of such promissory notes from March 1, 2010 until July 16, 2010 and requires that we pay to the holders all unpaid interest that has accrued on the promissory notes as of March 25, 2010.

PART III

Item 9.                       Directors, Executive Officers and Corporate Governance.

 The table below lists certain information regarding our current directors and executive officers.  Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are elected annually by our board of directors. Each executive officer holds his office until he resigns or is removed by our board of directors or his successor is elected then qualified.  There are no family relationships among members of our management or our board of directors.

Name	Position	Age	Held Position Since
Michael Levinsohn	Director and Chief Executive Officer	48	February 2008
Jonathan Fox	Director and Chief Operating Officer	44	June 2008
Thomas Banks	Chief Financial Officer	41	September 2009
Eddie Groenewald	President, Multimedia Solutions	37	September 2008
Michael Hill	President, AdMax Media Inc.	33	March 2009
Stephen Boyd	Director	43	October 2009
Ronald Wagner	Director	45	October 2009

Directors

Michael Levinsohn, Chief Executive Officer & President, Lenco Mobile Inc. Mr. Levinsohn is the CEO and President of Lenco Mobile Inc. He was a co-founder of Digital Vouchers (Pty) Ltd., the Internet and Internet loyalty program platform that we acquired in February 2008, and has served as a director and Chief Executive Officer since that time. From 2003-2007 he was the Managing Director of 121 Marketing, a leading CRM and loyalty program consultancy based in Johannesburg, South Africa. From 1998-2003, he was a co-founder and Sales and Marketing Director of Webworks, the company that developed and operated the Infinity CRM and loyalty program in South Africa. Clients of Infinity included many of the top retail and leisure brands in South Africa. Infinity was the number one ranked CRM and loyalty program in South Africa in 2003. Between 1988 and 1997 Mr. Levinsohn was at various times the CEO of Lanchem Limited, Ventel Limited and Integrated Consumer Products Limited.  All three companies which were listed on the Johannesburg Stock Exchange. Mr. Levinsohn was until recently the President and Chief Executive Officer of Mobicom Corp., a Nevada corporation, with operations in Korea. Mr. Levinsohn has been the Managing Director of Sterling Trust (Pty) Ltd., a privately owned investment banking company since March 1988.  Mr. Levinsohn was chosen to serve on our board of directors because of his past leadership experience with high growth companies, and his international experience in mobile marketing and customer relationship management.  He has also served on the boards of directors of three publicly quoted companies listed on the Johannessburg Stock Exchange.

Jonathan Fox, Chief Operating Officer, Lenco Mobile Inc.    Mr. Fox is responsible for the day-to-day operations of the African businesses owned by Lenco Mobile Inc. He is also the Managing Director of New Seasons Entertainment, a film distribution and exhibition company in South Africa. He was previously the Chief Executive Officer of Ster-Kinekor Pictures, the largest distributor of filmed entertainment in the Southern hemisphere.  He has a B.Comm. and LLB degree from the University of the Witwatersrand in Johannesburg, South Africa.  Mr. Fox was chosen to serve on our board of directors because of his leadership experience with subsidiaries of public companies and his specific knowledge about our South African mobile phone operations.  He also has extensive experience in negotiating international content and rights management agreements in the entertainment industry.

Stephen Boyd, Independent Director, Lenco Mobile Inc.   Mr. Boyd was appointed to our Board of Directors in October 2009.  He is an entrepreneur who has successfully built up a number of businesses primarily in the medical devices industry.  Since March 2009 he has served as the President of WealthMakers, Ltd., a private equity company.  He was the Vice President, Research and Development for ForSight Labs, LLC, a medical device company incubator located in Menlo Park California from 2006 to 2008.  Prior to that, he held early stage management and technical positions for a number of start-up companies including Opus Medical, Inc. / Arthrocare Corp., Volcano Therapeutics, Inc. and FoxHollow Technologies, Inc. Besides his management and technical expertise, Mr. Boyd has an understanding of intellectual property and ISO Quality Control Systems and continues to consult in the medical device field. Mr. Boyd has a Bachelors of Science degree in Mechanical Engineering from California Polytechnic State University, San Luis Obispo.  Mr. Boyd was chosen to serve on our board of directors because of his past experiences leading early stage technology companies.  We believe his past experiences as an entrepreneur and senior manager are necessary to our efforts to grow our operations and expand our product offerings.

Ronald Wagner, Independent Director, Lenco Mobile Inc.  Mr. Wagner was appointed to our Board of Directors in October 2009.  He is presently the President and Chief Operating Officer of e-Storm International, Inc., an online marketing strategy and services agency based in San Francisco and he is the Chairman of Simply Ideas, LLC, a Florida based performance marketing company. He was previously the President of Partner Weekly, an online performance marketing company and subsidiary of Selling Source Inc. Between 2003 and 2006 he was the Chief Executive Officer of Clear Ink, a digital strategy and services company. Mr. Wagner has at various times held positions on the boards of Publisafe Software, Ironlight Digital (now Arc Worldwide), and WMC. Mr. Wagner has an MBA degree from the University of Chicago, IL and a BA degree from Lewis & Clark College, Portland, OR.  Mr. Wagner was chosen to serve on our board of directors because of his expertise in the Internet marketing industry and his experiences serving on other boards of public companies.

 Officers

Michael Levinsohn, Chief Executive Officer & President, Lenco Mobile Inc.  See biography above.

Jonathan Fox, Chief Operating Officer, Lenco Mobile Inc.  See biography above.

Thomas Banks, Chief Financial Officer, Lenco Mobile Inc.   Mr. Banks most recently served as Senior Director of Finance for Local Insight Media, in charge of Latin American financial operations.  He previously spent four years with Advance Group, Inc. which was the largest importer of watches by volume in the U.S. with over $300 million in revenue, ultimately serving as Vice President of Finance, Corporate Controller.  For several years he worked in the media and advertising industry in lead financial and operational roles.  Mr. Banks also served as Corporate Controller for the biopharmaceutical company Serologicals Corp. where he managed the financial operations during a period of significant growth, including playing a key role in the successful entry onto the NASDAQ in 1996.  Mr. Banks began his career at Arthur Andersen & Co. and qualified as a CPA in 1993.

Eddie Groenewald, Chief Executive Officer, Multimedia Solutions.  Mr. Groenewald has been actively involved in the telecommunications industry for nineteen years, starting out as a Senior Transmission Architect for Telkom, the state owned fixed line operator in South Africa. He then moved to Siemens as a Senior Specialist on Business Systems specializing in mainframe architecture for the GSM system. In 1997 he moved to Nokia South Africa where he was appointed to manage all fixed wireless Customer Care and Support. He was then promoted to Product Manager, Business Support. Clients included Vodacom and MTN, the two leading mobile networks in Africa. In 2001 Mr. Groenewald started TSI, a leading training and support company that consulted to a leading NASDAQ listed company, USA Tellular Corp. He co-founded Multimedia Solutions in 2004 and is the driving force behind the company's growth.

Michael Hill, President, AdMax Media Inc.  Mr. Hill is a founder of the businesses that comprise AdMax Media Inc. Over a seven year period he built up his Internet marketing company to revenues of $42 million and profits of $12 million. The businesses were sold to a public company in 2005 and Lenco Mobile Inc. subsequently purchased substantially all those assets and liabilities in order to establish the AdMax Media operation. Mr. Hill is an expert on Internet products and services and has a proven track record in generating growth and profitability.  Mr. Hill served as Chief Executive Officer of Commerce Planet, Inc. from January 15, 2004 until September 2008.  From 1999 until 2003, Mr. Hill was a founder of and served Chief Executive Officer of Intravantage Marketing, a privately held marketing firm. From January 1998 until starting Intravantage Marketing, Mr. Hill was the Vice President of International Specialties, Inc. The Federal Trade Commission (“FTC”) conducted an investigation into certain segments of the Internet advertising industry, which included businesses previously owned by Superfly Advertising Inc. and the manner in which traffic was driven to websites controlled by those businesses. The FTC brought an action against Commerce Planet, Inc., Michael Hill (currently the President of AdMax Media, Inc.) and certain officers of Commerce Planet, Inc. in the United States District Court for the Central District of California.  The FTC alleged that during the period from 2005 to 2008, Commerce Planet, Inc. used certain billing practices in connection with its online supplier business that were misleading, including (i) the use of "negative option features" where a consumer's failure to take affirmative action to reject products or services were interpreted as acceptance of an offer, and (ii) the failure to clearly and conspicuously disclose all material terms of an offer and any refund or termination policy. Mr. Hill, without admitting any of the allegations and denying any wrongdoing, entered into a stipulated judgment and order with the FTC to settle this action in November 2009.  A monetary judgment of $19,730,000 was entered against Commerce Planet, Inc., Mr. Hill and certain of the other officers.  The monetary judgment against Mr. Hill was suspended based on his transfer to the FTC of cash, promissory notes and other claims with a value of approximately $700,000.  The stipulated judgment also imposed certain permanent injunctions against Mr. Hill, and any person or entity in active concert or participation with him, including: (i) prohibitions against misrepresenting any material fact in connection with the advertising, promotion, offering or sale of a product or service, (ii) requirements to clearly and conspicuously disclose all costs and terms of an offer, including any refund policy, and (iii) a requirement to obtain express informed consent from a consumer prior to using any billing information to obtain payment for a product or service.  The permanent injunctions proscribed in the stipulated judgment are consistent with recently adopted FTC guidelines for the industry as a whole.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the ”Code of Ethics”) for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code of Ethics addresses inter alia such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior.  We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders.

Within the Code of Ethics, we have established an accounting ethics complaint procedure or “whistleblower” procedure for all employees of the Company and its subsidiaries. The complaint procedure is for employees who may have concerns regarding accounting, internal accounting controls and auditing matters. We treat all complaints confidentially. If an employee desires, he or she may submit any concerns or complaints on an anonymous basis, and his or her concerns or complaints will be addressed in the same manner as any other complaints. We do not, and will not, condone any retaliation of any kind against an employee who comes forward with an ethical concern or complaint.

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on our audit committee.  We are currently searching for a director to appoint to our board of directors who qualifies as an independent director under Nasdaq Marketplace Rule 5605(a)(2) and a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Other than as disclosed below and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2009, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a).

Thomas Banks, our chief financial officer, filed a late Form 3 on January 19, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Michael Hill, the president of our subsidiary AdMax Media Inc., filed a late Form 3 on January 19, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Darin Heisterkamp, the former president of our subsidiary Lenco Mobile USA Inc., filed a late Form 3 on January 19, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Stephen Boyd, a director, filed a late Form 3 on January 19, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Ronald Wagner, a director, filed a late Form 3 on January 21, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Jonathan Fox, a director and our chief operating officer, filed a late Form 3 on January 25, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Eddie Groenewald, the president of our Multimedia Solutions subsidiary, filed a late Form 3 on January 25, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Michael Levinsohn, a director and our chief executive officer, filed a late Form 3 on January 25, 2010.  The Form 3 was due to be filed prior to the date our registration statement on Form 10 went effective on January 8, 2010.

Stockholder Nominations For Election of Directors to Our Board of Directors

 We adopted amended and restated bylaws on November 7, 2009 which contain new procedures for stockholders to nominate directors to our board of directors.  Nominations of persons for election to our board of directors may be made at an annual meeting of stockholders by any stockholder of our Company entitled to vote in the election of directors at the meeting who complies with the following notice procedures.  Such nominations shall be made pursuant to timely notice in writing to our Corporate Secretary.  To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting.  However, in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the anniversary of the previous year’s annual meeting, notice by the stockholder to be timely must be received not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made by the Corporation.   Such stockholder’s notice shall set forth as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director:  (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Corporation that are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected).  Such stockholder’s notice shall also set forth with respect to such stockholder: (A) a brief description of the reasons for nominating such director or directors, (B) the name and address, as they appear on our books, of the stockholder proposing such business, (C) the class and number of shares of the company which are beneficially owned by the stockholder, (D) any material interest of the stockholder in such nomination and (E) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in his capacity as a proponent to a stockholder proposal.

Item 10.                      Executive Compensation.

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal year ended December 31, 2009. We did not pay any compensation to our executive officers during the fiscal years ended December 31, 2008 or December 31, 2007, except with respect to Mr. Eddie Groenewald, and his compensation in each of those years did not exceed $100,000.

Individuals we refer to as our “named executive officers” include our chief executive officer (and any individual serving in that capacity during the last fiscal year), our chief financial officer and the three other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Levinsohn (1) Chief Executive Officer	2009	$100,000	--	--	--	--	--	$100,000
Jonathan Fox (2) Chief Operating Officer	2009	$90,519	--	--	--	--	--	$90,519
Thomas Banks (3) Chief Financial Officer	2009	$47,500	--	--	--	--	--	$47,500
Eddie Groenewald (2) President, Multimedia Solutions	2009	$111,408	--	--	--	--	--	$111,408
Darin Heisterkamp (4) President, Lenco Mobile USA Inc.	2009	$136,500	--	--	--	--	--	$136,500
Michael Hill (5) President, AdMax Media Inc.	2009	$74,000	--	--	--	--	--	$74,000

(1)
Mr. Levinsohn’s employment dated September 1, 2009 entitles him to receive base salary in the amount of $25,000 per month.  Mr. Levinsohn waived any right to compensation in excess of $100,000 for the year ended December 31, 2009.

(2)
Mr. Fox and Mr. Groenewald received their remuneration in South African Rands which are converted to U.S. dollars using the average historical exchange rate from January 1, 2009 through September 30, 2009.

(3)	Mr. Banks commenced employment in September 2009.

(4)	Mr. Heisterkamp commenced employment in June 2009. He resigned effective February 26, 2010.

(5)	Mr. Hill commenced employment in March 2009.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including options, restricted stock or other equity incentives, during the fiscal years ended December 31, 2007, 2008 or 2009.

Employment Agreements

Michael Levinsohn.  We entered into an employment agreement with Mr. Levinsohn on September 1, 2009, pursuant to which he serves as Chief Executive Officer and President of Lenco Mobile, Inc. Under the terms of his employment agreement, Mr. Levinsohn is entitled to receive (i) a monthly salary of $25,000 and (ii) a performance bonus equal to half of Mr. Levinsohn’s 2010 base salary. Mr. Levinsohn is not entitled to a bonus for the financial year ended December 31, 2009.  The amount of the base salary and performance bonus opportunity is subject to increase in the discretion of the compensation committee of our board of directors.  Mr. Levinsohn is eligible to participate in our employee benefit programs. In addition, if we terminate his employment without cause, we agreed to make a lump-sum payment equal to twenty-four (24) months of Mr. Levinsohn's annual base salary at the level in place at the time of termination (less appropriate employment tax withholdings). No severance benefit will be paid if Mr. Levinsohn resigns or if his employment is terminated for cause.

Eddie Groenewald.  We entered into an employment agreement with Mr. Groenewald on July 16, 2007, as amended on September 1, 2008, pursuant to which he serves as Chief Executive Officer of Multimedia Solutions. Under the terms of his employment agreement, Mr. Groenewald is entitled to receive  (i) an annual base salary of $139,003 and (ii) a performance bonus opportunity targeted at $139,003 annually.   The amount of the base salary and performance bonus opportunity is subject to increase in the discretion of the compensation committee of our board of directors based on Mr. Groenewald’s individual performance as well as on the overall financial performance of Mr. Groenewald’s undertaking during the preceding financial year. Any bonus to Mr. Groenewald will be determined on merit and within the discretion of our board of directors.

Darin Heisterkamp.  Our subsidiary Lenco Mobile USA Inc. entered into an employment agreement with Mr. Heisterkamp on June 1, 2009, pursuant to which he was appointed President of Lenco Mobile USA, Inc. Under the terms of his employment agreement, Mr. Heisterkamp was entitled to receive (i) a monthly salary of $19,500 and (ii) a performance bonus opportunity targeted at $130,000 annually.  On February 26, 2010, Darin Heisterkamp resigned as the president of our subsidiary, Lenco Mobile USA Inc.  In connection with Mr. Heisterkamp’s resignation, Lenco Mobile USA Inc. entered into a separation agreement and general release with Mr. Heisterkamp.  Under the separation agreement and general release, Mr. Heisterkamp will continue to receive his base salary through April 30, 2010.  Our subsidiary, Lenco Mobile USA Inc., also agreed to pay for Mr. Heisterkamp to continue receiving group health insurance through COBRA continuation coverage until the earlier of December 31, 2010 or such time as Mr. Heisterkamp is eligible for coverage under the health insurance plan of another employer.  In exchange, Mr. Heisterkamp has released Lenco Mobile USA Inc. and its parents, subsidiaries, affiliates, directors, officers and employees from all claims except for claims for defense and indemnification relating to any claims brought against Mr. Heisterkamp arising out of his employment.  The separation agreement and general release also releases Lenco Mobile USA Inc. and Mr. Heisterkamp from all obligations under the executive employment agreement between Lenco Mobile USA Inc. and Mr. Heisterkamp.

Director Compensation

Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during 2007, 2008 or 2009; however, the Company did compensate one of its directors, Ms. Angelique de Maison for consulting services rendered to the Company in 2007 outside of her role as a director.  We do not have any compensation arrangements currently in place for our outside directors.  In the future, we anticipate adopting a policy of paying directors a fee for their attendance at board and committee meetings.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 31, 2010, by:  (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock.  Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Lenco Mobile Inc., 345 Chapala Street, Santa Barbara, California, 93101.

Percentage of class beneficially owned is based on 64,303,775 shares of common stock outstanding on March 31, 2010.  In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Officers and Directors
Michael Levinsohn, Director and Chief Executive Officer (1)	22,450,000	34.91%
Jonathan Fox, Director and Chief Operating Officer	--	--%
Thomas Banks, Chief Financial Officer	--	--%
Eddie Groenewald, President, Multimedia Solutions	--	--%
Darin Heisterkamp, President, Lenco Mobile USA, Inc.(2)	--	--%
Michael Hill, President, AdMax Media Inc.	--	--%
Stephen Boyd, Director	1,016,875	1.58%
Ronald Wagner, Director	100,000	0.16%
All current directors and executive officers as a group (8 persons)	23,566,875	36.65%

5% Stockholders
Michael Levinsohn (1)	22,450,000	34.91%
BasTrust Corporation Limited (3)	31,834,262	49.51%
Rendez-Vous Management Limited (4)	20,000,000	31.10%
Naretta, Inc. (4)	5,500,000	8.55%
Tamino Investments, Inc. (4)	3,917,595	6.09%

(1)
Includes 20,000,000 shares held by Rendez-Vous Management Limited.  Rendez-Vous Management Limited is owned by two trusts each having a 50% ownership.  Mr. Levinsohn is one of a class of beneficiaries of one of the trusts owning a 50% interest in Rendez-Vous Management Limited.  BasTrust Corporation Limited is the  sole trustee of the two trusts and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited.

(2)	Mr. Heisterkamp served as President of our subsidiary Lenco Mobile USA Inc. until his resignation effective February 26, 2010.

(3)
Includes (i) 20,000,000 shares held by Rendez-Vous Management Limited., (ii) 5,500,000 shares held by Naretta, Inc., 3,917,595 shares held in the name of Tamino Investments, Inc., 2,416,667 shares held by Target Equity Limited.  BasTrust Corporation Limited acts as trustee for each of these entities.  Mr. Serge Richard is one of the directors of BasTrust Corporation, and he and the other directors have the power to control the voting and disposition of the shares held by these entities, but the directors disclaim any beneficial interest in the shares.  BasTrust Corporation Limited’s address is 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland.

(4)
BasTrust Corporation Limited acts as trustee for the trust which owns this entity.  BasTrust Corporation Limited controls Rendez-Vous Management Limited, Naretta, Inc. and Tamino Investments, Inc. through its wholly owned subsidiary, BasCorp Services Limited (“BasCorp”), which acts as sole director for each of Rendez-Vous Management Limited, Naretta, Inc. and Tamino Investments, Inc.  The directors of BasCorp are Serge Richard, Jean-Gabriel Goyet, Kirsten Hollingdale and Julie Coward.  BasCorp has full voting powers over the shares held by Rendez-Vous Management Limited, Naretta, Inc. and Tamino Investments, Inc. through a vote by any two of BasCorp’s directors.  The address for each of Rendez-Vous Management Limited, Naretta, Inc. and Tamino Investments, Inc. is c/o BasTrust Corporation Limited, 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

We did not enter into any transactions with related parties since the beginning of our most recently completed fiscal year in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years except as follows:

On August 31, 2009, we entered into a settlement agreement and release of claims with Superfly Advertising, Inc.  At the time of the transaction, Superfly Advertising, Inc. owned more than 5% of our outstanding common stock.  Under the terms of the settlement agreement, Superfly Advertising, Inc. agreed to pay us an amount of $900,000 in exchange for our release of claims.  We received payment of the $900,000 on March 22, 2010.

On March 15, 2010 and April 9, 2010, Rendez-Vous Management, Ltd. provided loans to the company of $500,000 on each date.  Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  The loans are interest free and due on demand.

Director Independence

Our board of directors currently consists of four members.  Messrs. Boyd and Wagner are considered independent under the definition of independence used by the Nasdaq Capital Markets in accordance with Nasdaq Marketplace Rule 5605(a)(2).

Item 13.	Principal Accountant Fees and Services.

We have selected Gruber & Company, LLC as our independent registered public accounting firm for 2009. Gruber & Company, LLC has been our principal accountant since September 15, 2008 and was our principal accountant for the fiscal year ended December 31, 2008 and December 31, 2009.

For purposes of the tables below:

Audit Fees
Include fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees
Consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and registration filings with the SEC and are not reported as audit fees.

Tax Fees	Consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.
All Other Fees
Includes any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with communications and attendance at meetings with management, the board of directors, and the audit committee of the board of directors.

The following table sets forth the aggregate fees billed for services from January 1, 2009 to December 31, 2009 by Gruber & Company, LLC:

Audit Fees	$47,600
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$47,600

The following table sets forth the aggregate fees billed for services from January 1, 2008 to December 31, 2008 by Gruber & Company, LLC:

Audit Fees	$0
Audit Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$0

Audit Committee Pre-Approval Policies and Procedures

The policy of the audit committee of our board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.  All of our audit expenses incurred in 2009 were incurred prior to the formation of our audit committee.

PART IV

Item 14.                      Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 7 of this report:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008;

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 ;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 7 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit No.	Document Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
3.2	Amended and Restated Bylaws	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.1	Specimen Common Stock Certificate	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
4.6	Securities Purchase and Amendment Agreement dated November 30, 2009 between the registrant and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.7	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.8	Common Stock Purchase Warrant issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.

4.9	Common Stock Purchase Warrant issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.10	Form of Promissory Note Issued to Floss Limited on November 10, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000154830) filed on April 15, 2010 and incorporated by reference herein.
4.11	Form of Promissory Note Amendment to Promissory Notes Issued by the Registrant on February 28, 2010	Filed as an exhibit to the registrant's Form 10 (file no. 000153830) filed on April, 2010 and incorporated by reference herein.
10.1	Exchange Agreement dated February 18, 2008 between the registrant’s subsidiary and Target Equity Limited for the acquisition of Digital Vouchers (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.2	Asset Purchase Agreement dated June 30, 2008 between the registrant and eAccounts, Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.3	Sale and Purchase Agreement dated August 11, 2008 between the registrant’s subsidiary and Capital Supreme, (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.4
Asset Purchase Agreement dated February 28, 2009, by and among the registrant, the registrant’s subsidiary, Superfly Advertising, Inc., a Delaware corporation, and Superfly Advertising, Inc., an Indiana corporation
Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.5	Long Term Partnering Agreement dated October 20, 2009 between the registrant’s subsidiary and Deloitte Consulting	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.6	Master License Agreement for the United Kingdom Region dated January 15, 2009 between the registrant’s subsidiary and MultiMedia Solutions Europe Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.7	Master License Agreement for the Australia Region dated January 15, 2009 between the registrant’s subsidiary and Multimedia Solutions Australia (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.8	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.9	Restructuring and Securities Purchase Agreement dated July 31, 2009 by and among the registrant, Agile Opportunity Fund, LLC, and Superfly Advertising, Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.10	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.11	Employment Agreement dated July 16, 2007 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.12	Employment Agreement dated July 1, 2009 between the registrant and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.13	Form of Indemnity Agreement for directors and executive officers of the registrant and its subsidiaries	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.14	2009 Equity Incentive Plan*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.

10.15	Form of Nonqualified Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.16	Form of Incentive Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.17	Agreement of Lease dated March 31, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 345 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.18	Agreement of Lease dated March 14, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 347 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.19	Agreement of Lease dated October 9, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 109 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.20	Agreement of Lease dated October 12, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 111 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.21	Agreement of Lease dated October 12, 2009 by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 113 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.22	Agreement of Lease between the Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.23	Client Services Agreement dated September 2007, 2006 between Consumer Loyalty Group, Inc. and Datascension, Inc. with respect to call center operations	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.24	Addendum to Employment Agreement dated September, 2008 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.25	Agreement and Plan of Merger dated July, 2009 between Mobicom USA Corporation and Lenco USA Corporation	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.26	Separation Agreement and General Release dated February 26, 2010 by and between Lenco Mobile USA Inc. and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 8-K filed on March 4, 2010 and incorporated by reference herein.
14.1	Code of Ethics	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
23.1	Consent of Gruber & Company, LLC	Filed herewith.
24.1	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lenco Mobile Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2010	LENCO MOBILE INC.
	By:	/s/ Michael Levinsohn
Michael Levinsohn
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Kevin Taheri and Mark Udell, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lenco Mobile Inc., in the capacities and on the dates indicated.

April 15, 2010	/s/ Michael Levinsohn
Michael Levinsohn, Chief Executive Officer and Director (Principal Executive Officer)

April 15, 2010	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer (Principal financial officer)

April 15, 2010	/s/ Stephen Boyd
Stephen Boyd, Director

April 15, 2010	/s/ Jonathan Fox
Jonathan Fox, Director

April 15, 2010	/s/ Ronald Wagner
Ronald Wagner, Director