Form 10-K/A
period 2009-12-31
LENCO MOBILE INC.
filed 2010-05-06
CIK 1100202

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A
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

As of April 30 , 2010, 65,049,084 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.
Annual Report on Form 10-K /A
For the Year Ended December 31, 2009

EXPLANATORY NOTES

In this annual report , unless the context indicates otherwise, the terms “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

This Amendment No. 1 to Form 10-K is amended in accordance with a comment letter received from the Securities and Exchange Commission on April 29, 2010 to delete references to EBITDA and to include audited financial statements of Capital Supreme (Pty) Ltd. for the period ended August 10, 2008 and the year ended December 31, 2007.

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

We have undertaken strategic acquisitions in the past.  Our acquisitions of Multimedia Solutions and our AdMax business form the core of our current business.  However, acquisitions involve risks and uncertainties.  We are in the process of rescinding the acquisition of assets from Eden Marketing LLC.  We have not yet developed products or services from our Digital Vouchers or CellCard platforms.  We are unable to predict with certainty the costs required to complete the integration of those products or what the market acceptance will be for these products and services.

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

Holders

As of April 30 , 2010, there were 65,049,084 shares of our common stock outstanding held by approximately 487 holders of record.

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

On May 4, 2009, we issued 3,500,000 shares of common stock to Eden Marketing LLC, a Nevada limited liability company, in exchange for the acquisition of certain of its assets.  We have notified Eden Marketing LLC of our decision to rescind this transaction, but the shares are currently outstanding.

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

On November 30, 2009 we issued issue 20,000 shares of our common stock, a convertible promissory note in the amount of $460,000 and warrants to purchase 150,000 shares of our common stock to Agile Opportunity Fund, LLC in exchange for net proceeds of $400,000. The promissory note issued becomes due on November 29, 2010 and is convertible into shares of our common stock at the conversion price of $3.25 per share.  Of the warrants issued to Agile Opportunity Fund, LLC 75,000 are exercisable at $3.25 per share and 75,000 are exercisable at $3.40 per share, and all of the warrants expire on November 30, 2014.

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

On August 11, 2008, we completed the acquisition all of the outstanding capital stock and assumed the outstanding loan accounts of Capital Supreme (Pty) Ltd, a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  Multimedia Solutions had been active in the mobile phone advertising business since 2005.  Our results of operations commencing August 11, 2008 include the operations of Multimedia Solutions.  Because Lenco Mobile Inc. operated as a shell company and acquired the operations of Capital Supreme Pty Ltd. on August 11, 2008, Lenco Mobile Inc. is considered the legal and accounting acquirer and Capital Supreme Pty Ltd. is considered the predecessor of the shell company.  As such, Lenco Mobile Inc. is presenting the financial statements herein for the predecessor entity and such financial statements are labeled as “Predecessor” herein.

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

Since March 1, 2009, we have managed our business in two operating segments; the mobile phone platform segment and the Internet platform segment.  A segment is determined primarily by the method in which it delivers its products and services.  For additional info related to our operating segments see Note 17 “Segment Information” to our consolidated financial statements.  In addition to our operating segments, we manage certain costs at the corporate level including, executive compensation, legal and shareholder related expenses.

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

In April 2010, the Company reached an agreement to extend $1,685,000 of its outstanding convertible promissory notes to July 16, 2010.  The Company paid approximately $112,000 of debt and accrued interest paid on March 2, 2010 and $52,351 of debt and accrued interest on March 16, 2010.  As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing LLC and we are currently disputing their demand.

Our primary need for capital is to support our expansion into selected international markets and to repay any outstanding short term debt which may become due from time to time.  We are currently negotiating contracts with additional Wireless Carriers around the world.  As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts.  If our operations do not generate sufficient cash flow to support this expansion, we intend to finance these costs through the sale of debt or equity securities.  We have secured an additional $1,319,000 in loans from our majority shareholder, Rendez-Vous Management Limited, and Rendez-Vous Management Limited has orally undertaken to secure or provide up to an additional $5,000,000 in working capital. The terms of the loan will be negotiated and agreed between the parties at the time that we elect to take up part or all of the loan. Except for this undertaking, we do not currently have any unused credit facilities.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders.

The “Contractual Obligations and Commitments” section on the following page further discusses additional debt financing activity to the date of this report.

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

On December 12, 2009, The Company issued a note payable with a face amount of $52,351 to Bridges Investment LLC.  The note bears interest at 12% per annum and is due on March 31, 2010.  The note was subsequently paid with interest on March 16, 2010.

On February 4, 2010, the Company received a $219,000 in exchange for a note payable to Rendez-Vous Management Limited. The note payable is interest free and has no fixed terms of repayment.

On March 3, 2010 the Company received $100,000 in exchange for a note payable to Rendez-Vous Management Limited. The note payable is interest free and has no fixed terms of repayment.

On March 19, 2010, we received $500,000 cash and issued a note payable to Rendez-Vous Management Limited and on April 9, 2010 we received a further $500,000 loan from Rendez-Vous Management Limited. The loans are interest free and have no fixed terms of repayment. Rendez-Vous Management Limited, a major shareholder in the Company, has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000. Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time.

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

The audited consolidated financial statements of Lenco Mobile Inc. and subsidiaries for the years ended December 31, 2009 and December 31, 2008 and the audited financial statements of Capital Supreme (Pty) Ltd for the period ended August 10, 2008 and the year ended December 31, 2007 are set forth as follows:

Audited Financial Statements for the years ended December 31, 2009 and December 31, 2008
Report of the Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Audited Financial Statements of Capital Supreme (Pty) Ltd for the period ended August 10, 2008 and the year ended December 31, 2007

Because Lenco Mobile Inc. operated as a shell company and acquired the operations of Capital Supreme (Pty) Ltd. on August 11, 2008, Lenco Mobile Inc. is considered the legal and accounting acquirer and Capital Supreme (Pty) Ltd. is considered the predecessor of the shell company.  As such, Lenco Mobile Inc. is presenting the financial statements herein for the predecessor entity and such financial statements are labeled as “Predecessor” herein.

Report of the Independent Registered Public Accounting Firm
Balance Sheets of Capital Supreme (Pty) Ltd. as of August 10, 2008 and December 31, 2007
Statements of Operations of Capital Supreme (Pty) Ltd. for the Period Ended August 10, 2008 and December 31, 2007
Statements of Cash Flows of Capital Supreme (Pty) Ltd. for the Period Ended August 10, 2008 and the year ended December 31, 2007
Notes to Financial Statements for the period ended August 10, 2008 and the year ended December 31, 2007

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

See accompanying notes to financial statements

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statement of Shareholders' Equity (Audited)

	Common Stock		Preferred Stock
	Shares	Total	Shares	Total	Additional Paid in Capital	Other Comprehensive Income		Development Stage Deficit/ Retained Earnings	Total Shareholders' Equity
Balance, December 31, 2007	989,059	$989	210	$0	14,793,980	$		$(15,782,747)	$(987,778)

Common and preferred shares issued in acquisitions	10,000,000	10,000			2,346,779				2,356,779
Common shares issued in note conversions	3,172,001	3,172			995,760				998,932
Preferred shares issued in 2007 for payment of acquisition and expenses			550		924,475				924,475
Preferred shares returned to the treasury			(6)						-
Preferred shares converted to common	27,350,000	27,350	(547)		(27,350)				-
Net income for the year								29,025	29,025
Other comprehensive loss							(304,480)		(304,480)

Balance, December 31, 2008	41,511,060	$41,511	207	$0	$19,033,644		$(304,480)	$(15,753,722)	$3,016,953

Common shares issued in acquisitions	8,500,000	8,500			9,900,661				9,909,161
Common shares issued in note conversions	14,688,024	14,688	-		340,086				354,774
Preferred shares converted to common	350,000	350	(207)	(0)	(350)				(0)
Net income (loss) for the year								(1,574,054)	(1,574,054)
Other comprehensive income							675,684		675,684

Balance, December 31, 2009	65,049,084	$65,049	-	$0	$29,274,041		$371,204	$(17,327,776)	$12,382,518

See accompanying notes to financial statements

Lenco Mobile Inc.
and its subsidiaries
Statements of Cash Flows (audited)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(1,574,054)	$29,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,276,401	201,885
Issued preferred shares for expenses	-	220,970
Loss on debt modification	168,000	-
Amortization of debt discount	154,496	-
Changes in assets and liabilities:
Accounts receivable	(858,414)	(341,513)
Other current and non-current assets	30,862	27,474
Accounts payable, accrued expenses, and other current liabilities	(145,809)	(46,706)
Income taxes payable	(20,222)	(88,729)
Net cash provided by operating activities	31,260	2,406

Cash flows from investing activities:
Purchase of property and equipment	(462,925)	(29,896)
Purchases and expenditures for intangible assets	(200,708)	-
Cash acquired with acquisition of Capital Supreme Pty Ltd.	-	52,758
Proceeds from the sale of assets	425,000	-
Net cash provided by (used in) investing activities	(238,633)	22,862

Cash flows from (used in) financing activities:
Payment of debt offering costs	(173,381)	-
Payment of debt	(1,357)	(283)
Proceeds from issuance of debt	752,351	-
Net cash provided by (used in) financing activities	577,613	(283)

Effect of exchange rate changes on cash and cash equivalents	13,326	(21,740)

Net change in cash	383,566	3,245
Cash, beginning of period	3,245	-
Cash, end of period	$386,811	$3,245

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$363,096	$62,831
Cash received in interest	$-	$1,120
Cash paid for interest	$11,545	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisition of Superfly assets	$8,587,205	$-
Conversion of Elvena Enterprises note payable and accrued interest to stock	$206,274	$-
Notes payables assumed related to former Superfly notes	$2,707,500	$-
Note receivable received for sale of equipment to third party	$65,000	$-
Common stock issued for acquisition of Simply Ideas assets	$1,396,956	$-
Converted debt into common stock	$-	$998,932
Issuance of shares for purchase of CellCard assets	$-	$1,356,779
Issuance of preferred shares relating to purchase of Capital Supreme Pty Ltd.	$-	$1,000,000
Issuance of preferred shares in 2007 to finance purchase of Capital Supreme Pty Ltd.	$-	$703,505
Conversion of 207 preferred shares for 10,350,000 shares of common stock	$350	$-

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

On May 4, 2009, we issued 3,500,000 shares of common stock to Eden Marketing LLC, a Nevada limited liability company, in exchange for the acquisition of certain of its assets.  Subsequent to the closing, we requested that Eden Marketing LLC deliver to us the assets under the terms of the asset purchase agreement. Despite such request, Eden Marketing LLC failed and or was unable to deliver the assets which we had agreed to purchase. We believe that Eden Marketing LLC significantly misrepresented the nature of the assets. Accordingly, we have notified Eden Marketing LLC of our intention to rescind the agreement and we have begun discussions with them to effect this rescission. We have removed the value the assets which we were to acquire from Eden Marketing LLC and the value assigned to the 3,500,000 shares from our consolidated balance sheets, but continue to show the shares as outstanding until the share certificates are returned to us for cancellation.  According to the guidance of SFAS 5 “Accounting for Contingencies” we fully believe that we will prevail in any legal defense of our position and will vigorously defend our position through legal channels should such litigation initiate.  We will issue a stop transfer to the transfer agent for our shares relative to this transaction  if the rescission is not accepted by Eden Marketing LLC.  An unfavorable outcome is neither probable nor estimable and, based on the vigorous defense it plans to make should litigation ensue, we have not accrued for any loss contingencies relative to this matter.

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

Reclassification

Certain prior period amounts were reclassified to conform to the current presentation with no effect on previously reported net income (loss) or retained earnings.

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

On May 9, 2009, we entered into an Asset Purchase Agreement with Eden Marketing  LLC for the acquisition of assets to be used in a gift card business.  We did not received the assets agreed to and have notified Eden Marketing LLC of our decision to rescind the Asset Purchase Agreement.  Accordingly, the financial statements in this report have eliminated the assets acquired in that transaction (see Note 12 - COMMON STOCK).

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

Profit Warranty Related to Capital Supreme Purchase

In connection with our acquisition of Capital Supreme (Pty) Ltd. we agreed to pay additional purchase consideration of R10,000,000 to the selling stockholders if Capital Supreme achieved a profit target of R37,000,000 over the 18 month period following closing.    We estimated the probability that we would be required to pay at 70% and recorded a liability of R7,000,000 or approximately $888,000.  We also issued to the selling stockholders an option to purchase 2,000,000 shares of our common stock for an exercise price of R1,000,000.  We valued this option at R3,294,888 (approximately $381,000) based on a Black Scholes valuation.  The accompanying balance sheet includes liabilities of R10,294,888 ($1,091,216) related to these contingent liabilities.

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

NOTE 11 – PREFERRED STOCK

On October 31, 2007, we issued 70 shares of Series B Preferred Stock to Angelique de Maison in exchange for $205,743 of expenses she paid in 2007 on its behalf and a further commitment to pay up to an additional $144,257 in corporate expenses for a total of $350,000.   Ms. Maison paid expenses in the amount of $182,691 in 2008.  Accordingly, we recorded $205,743 as additional paid in capital for 2007.

We also issued 140 shares of Series B Preferred Stock to Target Equity in 2007 in exchange for that entity's commitment to pay up to $750,000 in corporate expenses on our behalf.  In 2008, Target Equity paid $703,505 toward the purchase price of Capital Supreme Pty Ltd. and $38,279 of corporate expenses.  These amounts, along with the $182,691 paid by Ms. Maison were recorded to additional paid in capital in 2008.

On February 8, 2008, 350 shares of Series B Preferred Stock were issued for the purchase of Digital Vouchers, (Pty) Ltd.   The shares were convertible at the rate of 50,000 shares of Common Stock for one Preferred Series B share.  All 350 shares had been converted into to 17,500,000 shares of Common Stock at during the year ended December 31, 2008.

On February 18, 2008, we entered into a credit arrangement with Rendez-Vous Management Limited pursuant to which Rendez-Vous Management Limited agreed to lend us up to $1 million.  In connection with the credit arrangement we issued to Rendez-Vous Management Limited a one year warrant to purchase 200 Series B Preferred Stock at an exercise price of $5,000 per share.  The shares were convertible at the rate of 50,000 shares of Common Stock for one Preferred Series B share.   Rendez-Vous Management Limited paid the $1 million exercise price for this warrant in August of 2008 which was paid directly to the sellers of Capital Supreme Pty Ltd.  At December 31, 2008 there were 200 shares of Series B Preferred Stock outstanding.   The 200 Series B Preferred shares were converted into 10,000,000 shares of Common Stock on May 18, 2009.  A balance of 0 Series B Preferred Stock is outstanding at December 31, 2009.  On July 17, 2008, we issued 20 shares of Series B Preferred Shares to Rendez-Vous Management Limited in exchange for the cancellation of a promissory note in the amount of $60,000.  The Series B Preferred Stock was immediately converted into 1,000,000 shares of common stock.

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

On May 4, 2009, we issued 3,500,000 shares of common stock to Eden Marketing LLC, a Nevada limited liability company, in exchange for the acquisition of certain of its assets.  Subsequent to the closing, we requested that Eden Marketing LLC deliver to us the assets under the terms of the asset purchase agreement. Despite such request, Eden Marketing LLC failed and or was unable to deliver the assets which we had agreed to purchase. We believe that Eden Marketing LLC significantly misrepresented the nature of the assets. Accordingly, we have notified Eden Marketing LLC of our intention to rescind the agreement and we have begun discussions with them to effect this rescission. We have removed the value the assets which we were to acquire from Eden Marketing LLC and the value assigned to the 3,500,000 shares from our consolidated balance sheets, but continue to show the shares as outstanding until the share certificates are returned to us for cancellation.  According to the guidance of SFAS 5 “Accounting for Contingencies” we fully believe that we will prevail in any legal defense of our position and will vigorously defend our position through legal channels should such litigation initiate.  We will issue a stop transfer to the transfer agent for our shares relative to this transaction  if the rescission is not accepted by Eden Marketing LLC.  An unfavorable outcome is neither probable nor estimable and, based on the vigorous defense it plans to make should litigation ensue, we have not accrued for any loss contingencies relative to this matter.

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

NOTE 14 – BUSINESS ACQUISITIONS

Acquisition of Capital Supreme (Pty) Ltd.

On August 11, 2008, we acquired Capital Supreme, (Pty) Ltd (“Capital Supreme”), a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3,173,000.  We accounted for the acquisition as per SFAS 141 “Business Combinations.”

The purchase consideration payable for Capital Supreme (Pty) Ltd was R25,000,000  (Note that the “R” before all the figures in this financial statement signifies a denomination of “South African Rands”), and was comprised of three components: (i) R15,000,000 was payable in cash upon closing of the transaction, (ii) R10,000,000 was payable under the terms of a profit warranty, and (iii) the Capital Supreme sellers were given an option to purchase 2,000,0000 common shares of Lenco Mobile Inc., for an exercise price of R1,000,000.  We calculated the purchase price of the acquisition to be an aggregate of $3,173,000 which was derived from the three components of the purchase consideration as follows: (i) the initial payment was valued at R15,000,000 (approximately $1,904,000); (ii) the profit warranty was valued at R7,000,000 or approximately $888,000 based on our assessment of the probability that it would be earned and (iii) the option to purchase 2,000,000 shares of our common stock was valued at R3,294,888 (approximately $381,000) based on a Black Scholes valuation.

We financed the payment of the initial $1,904,000 cash payment through the issuance of preferred stock and a note payable.  Rendez-Vous Management paid $1,000,000 and Target Equity paid $703,505 and each received shares of preferred stock for making these payments on our behalf.  In addition, Elvena Enterprises paid $200,000 and was issued a note payable from the Company.  Subsequently all the preferred shares and the note payable issued as part of the Capital Supreme acquisition were converted into shares of our common stock. The cash paid in this acquisition was paid directly from the investor to the selling shareholders of Capital Supreme.

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

NOTE 15 – CONCENTRATIONS

Customers

A significant portion of our revenues is derived from a limited number of Wireless Carriers.  For the year ended  December 31, 2009, we derived approximately 34% of our revenues from relationships with two Wireless Carriers. We have established relationships with a number of Wireless Carriers, and  expect to continue to generate a substantial majority of revenues through distribution relationships with fewer than twenty Wireless Carriers for the foreseeable future. If any of the Wireless Carriers decides not to allow us to access their MMS messaging delivery platforms, or decides to terminate or modify the terms of its agreement with the Company  or if there is consolidation among Wireless Carriers, we may be unable to replace the affected agreement with acceptable alternatives, causing it to lose access to that Wireless Carrier’s subscribers and the revenues they afford. In addition, having revenues concentrated among a limited number of Wireless Carriers also creates a concentration of financial risk. In the event that any significant Wireless Carriers were unable to fulfill their payment obligations our operating results and cash position would suffer. If any of these eventualities come to pass, it could materially reduce the our revenues.  In 2009, our Internet advertising business generated 16% of our total revenues from our 2 largest internet network customers.  Our top four customers, therefore, accounted for 50% of total revenues in 2009.  We continue to expand both our mobile and Internet client base but a change in one or all of these relationships would have short-term revenue implications.

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

On March 15, 2010 and April 9, 2010, Rendez-Vous Management, Ltd. provided loans to us in the amount of $500,000 on each date. Also, February 4, 2010 and March 3, 2010, they loaned us $219,000 an $100,000, respectively.  Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  The loans are interest free and due on demand.

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

On February 4, 2010, the Company received $219,000 in exchange for a note payable to Rendez-Vous Management Limited. The note payable is interest free and has no fixed terms of repayment.

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

On March 3, 2010 the Company extended a note payable to Rendez-Vous Management Limited in exchange for $100,000 in cash. The note payable is interest free and has no fixed terms of repayment.

On March 15, 2010, we agree to extend the earn out period for the contingent purchase price on the Capital Supreme (Pty) Ltd. acquisition as discussed in Note 9, from February 15, 2010 to December 31, 2010.

On March 19, 2010, we received $500,000 in cash and issued a note payable to Rendez-Vous Management Limited, a major shareholder in the Company, and on April 9, 2010 we received a further $500,000 loan from Rendez-Vous Management Limited. These shareholder loans are interest free and have no fixed terms of repayment. Rendez-Vous Management Limited has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000. Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time.

In April 2010, the Company reached an agreement to extend $1,685,000 of its outstanding convertible promissory notes to July 16, 2010.  The Company paid approximately $112,000 of debt and accrued interest paid on March 2, 2010 and $52,351 of debt and accrued interest on March 16, 2010.  As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing LLC and we are currently disputing their demand.

NOTE 22 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,574,054 during the year ended December 31, 2009, and as of that date, the Company’s current liabilities exceeded its current assets by approximately $2,100,000. The Company has reached an agreement to extend $1,685,000 of debt to July 16, 2010 and is negotiating to extend $ 297,500 of debt that was due at March 1, 2010.  Per the accompanying financial statements, the Company had net positive cash inflow from operations at December 31, 2009 of $31,259 and management intends to continue to operate on a positive cash flow basis going forward.  In 2010, the Company has raised additional capital in the amount of $1,319,000 through a related party loans, (as discussed in Note 20).  Also, the Company received $900,000 on March 22, 2010 from the Superfly General Release Agreement (as discussed in Note 20).  The majority shareholder has committed to provide funding as necessary to continue expansion of our operations.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(F)  The column is the Consolidated Statement of Operations for Lenco Mobile Inc. for the period from January 1, 2009 – December 31, 2009 as presented herein which excludes the “stub periods” prior to the assets acquisition of AdMax Media Inc. and Simply Ideas, LLC and the sale of Onlinesupplier.com (excludes column (A), (B), (C), (D) and (E)).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capital Supreme (Pty) Ltd.

We have audited the accompanying consolidated balance sheets of Capital Supreme (Pty) Ltd. as of August 10, 2008 and December 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for  the period January 1, 2008 to August 10, 2008 and for the year ended December 31, 2007. Capital Supreme (Pty) Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Supreme (Pty) Ltd. as of August 10, 2008 and December 31, 2007, and the results of its operations and its cash flows for the period January 1, 2008 to August 10, 2008 and for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri

April 14, 2010

Capital Supreme (Proprietary) Limited
dba MultiMedia Solutions
Balance Sheets (Audited)

	Predecessor

	August 10, 2008	December 31, 2007
ASSETS

Current assets:
Cash in banks	$54,047	$256,823
Accounts receivable, net	723,126	315,530
Other current assets	46,413	1,952
Total current assets	823,586	574,305

Property and equipment, net	192,972	163,750
Goodwill	715,000	801,808
Total assets	$1,731,557	$1,539,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturity of mortgage payable	12,246	12,000
Accounts payable and accrued expenses	732,684	318,302
Loans from related parties	130,403	355,992
Accrued income taxes	34,723	115,788
Total current liabilities	910,055	802,082

Mortgage payable, net of current maturities	90,862	108,190
Total liabilities	1,000,917	910,272

Shareholders' equity:
Capital stock, 251,000,000 shares authorized, $.001 par value, 989,059 shares issued and outstanding at both August 10, 2008 and December 31, 2007	989	989
Additional paid in capital	(978)	(978)
Other comprehensive income (loss)	(194,765)	8,053
Retained earnings	925,394	621,527
Total shareholders' equity	730,640	629,591

Total liabilities and shareholders' equity	$1,731,557	$1,539,863

See accompanying notes to financial statements

Capital Supreme (Proprietary) Limited
dba  MultiMedia Solutions
Statement of Operations (Audited)

	Predecessor

	Period from
	Jan. 1, 2008 -	Year ended
	Aug. 10, 2008	Dec. 31, 2007

Revenue	$1,635,732	$1,816,903

Cost of sales	383,342	415,235

Gross profit	1,252,390	1,401,668

Operating expenses:
Sales and marketing	60,741	144,303
General and administrative	746,541	846,832
Depreciation	16,201	15,296
Total operating expenses	823,483	1,006,431

Income from operations	428,907	395,237

Other income (expense):
Other interest income (expense), net	(6,870)	11,096

Income before income taxes	422,037	406,333

Income tax expense	118,170	113,773

Net income	$303,867	$292,560

Net income per share	$0.31	$0.01

Weighted average shares outstanding	989,059	911,733

Capital Supreme (Proprietary) Limited
Statements of Comprehensive Income

	Period from
	Jan. 1, 2008 -	Year ended
	Aug. 10, 2008	Dec. 31, 2007

Net income	$303,867	$292,560

Foreign currency translation adjustment	(202,818)	11,047

Total comprehensive income	$101,049	$303,607

See accompanying notes to financial statements

Capital Supreme (Proprietary) Limited
dba MultiMedia Solutions
Statement of Shareholders' Equity (Audited)

	Predecessor
				Other
	Capital Stock		Additional	Comprehensive	Retained
	Shares	Total	Paid in Capital	Income	Earnings	Total

Balance, December 31, 2006	899,742	$900	$0	$(2,994)	$328,967	$326,873

Shares issued	89,317	89				89
Additional paid in capital			(978)			(978)
Net income for the year					292,560	292,560
Foreign currency gain				11,047		11,047

Balance, December 31, 2007	989,059	989	(978)	8,053	621,527	629,591

Shares issued
Additional paid in capital
Net income for the period					303,867	303,867
Foreign currency loss				(202,818)		-202,818

Balance, August 10, 2008	989,059	$989	$(978)	(194,765)	925,394	730,640

See accompanying notes to financial statements

Capital Supreme (Proprietary) Limited
dba MultiMedia Solutions
Statement of Cash Flows (Audited)

	Predecessor

	Period from
	Jan. 1, 2008 -	Year ended
	Aug. 10, 2008	Dec. 31, 2007
Cash flows from operating activities
Net income	$303,867	$292560

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,201	15,296
Changes in assets and liabilities:
Accounts receivable	(444,034)	(306,258
Other current assets	(44,884)	(1,900
Accounts payable and accrued expenses	451,155	46518
Accrued income taxes	(68,779)	90,472
Net cash provided by operating activities	213,526	136,688

Cash flow from investing activities:
Purchase of property and equipment	(63,475)	(157,695
Net cash used in investing activities	(63,475)	(157,695

Cash flow from (used in) financing activities:
Advances from (repayment to) related parties	(187,705)	(287,350
Proceeds from (repayment of) mortgage payable	(4,013)	116,972
Net cash (used in) financing activities	(191,718)	(170,378

Effect of foreign exchange rate changes	(161,109)	6,208

Net change in cash	(202,776)	(185,177

Cash, beginning of year	256,823	442,000

Cash, end of year	$54,047	$256,823

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$64,325	$23,301
Cash paid for interest	$9,196	$309

See accompanying notes to financial statements

Capital Supreme (Proprietary) Limited
Notes to Financial Statements
December 31, 2007

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s functional currency is the South African Rand (“ZAR”); however, the accompanying financial statements have been translated and presented in United States Dollars ($ or “USD”).

Foreign Currency Translation

The Company’s operations are based in South Africa and ZAR is the functional currency.  The Company’s financial statements are translated from ZAR into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Accumulated Other Comprehensive Income

The Company follows ASC Topic 220, Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

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

Upon classification of property and equipment as held for sale it is reviewed for impairment. The impairment charged to the income statement is the excess of the carrying value of the property and equipment over its expected fair value less costs to sell.

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

Patents and Trademarks

Expenditure on purchased patents and trademarks are capitalized. Expenditure incurred to extend the term of the patents or trademarks is capitalized. All other expenditures are charged to operations when incurred.

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

Dividends Payable

Dividends payable and the related taxation thereon are recognized as a liability in the period in which they are declared.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of August 10, 2008 and December 31, 2007, there are no options outstanding.

The Company did not issue any stock for services during the period in question.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company extends credit based on an evaluation of the customer’s financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of August 10, 2008 and December 31, 2007, there was no significant impairment of its long-lived assets.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the period January 1, 2008 through August 10, 2008 and for the year ended December 31, 2007, there were no potential dilutive shares outstanding.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of August 10, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Advertising Costs

These costs are expensed as incurred and totaled $18,612 for the period from January 1, 2008 to August 10, 2008 and $22,316 for the year ended December 31, 2007.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, 2007 property and equipment consists of the following:

Dec. 31, 2007
Furniture and fittings	$27,362
Building	111,482
IT equipment	45,306
Computer software	3,339
Total	187,489
Less: Accumulated depreciation	(23,739)

Property and equipment, net	$163,750

Depreciation expense for the period ended August 10, 2008 was $16,201 and for the year ended December 31, 2007 was $15,296.

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other Intangible Assets,” goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

The net carrying value of goodwill is $715,000 at August 10, 2008 and $801,808 at December 31, 2007. The Company performs the goodwill impairment test annually in the fourth quarter. No impairment was noted on the goodwill at December 31, 2007.

	Balance at Dec. 31, ‘06	Acquisitions	Foreign currency translation adjustment	Balance at Dec. 31, ‘07	Acquisitions	Foreign currency translation adjustment	Balance at Aug. 10, ‘08
Capital Supreme (Pty) Ltd.	800,731	-	1,077	801,808	-	(86,808)	715,000
Total Goodwill	$800,731	$0	$1,077	$801,808	$0	$(86,808)	$715,000

NOTE 4 – ACCOUNTS RECEIVABLE

Approximately 68% and 77% of gross accounts receivable at August 10, 2008 and December 31, 2007, respectively were from the Company’s three largest customers.  Of these customers, one represents an account receivable balance of 58% and 77% of gross accounts receivable at December 31, 2007, respectively.

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay.  The Company has established an allowance for doubtful accounts in the amount of $ $-0- at both August, 2008 and December 31, 2007.

NOTE 5 – MORTGAGE PAYABLE

On November 1, 2007 the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of $82,227.  The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum.  Due to currency rate fluctuations the balance of the mortgage loan in U.S. Dollars may also fluctuate.  At December 31, 2007, the balance of the mortgage loan was $120,190 and $103,108 at August 10, 2008.

The following table summarizes the Company’s mortgage payable:

	Aug. 10, 2008	Dec. 31, 2007
Total mortgage payable	$90,862	$108,190
Less current maturities	12,246	12,000

Mortgage payable net of current maturities	$103,108	$118,190

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are as follows:

	Aug. 10, 2008	Dec. 31, 2007
Accounts payable, trade	$422,337	$52,381
Accrued expenses	310,647	263,980
Taxes payable	-	1,941

Accounts payable and accrued expenses	$732,684	$318,302

NOTE 7 – CONTINGENT LIABILITIES

The Company was incorporated in 1999 and  became engaged in the current business of mobile and Internet marketing in early 2008.  Between 1999 and 2008, the Company was engaged in different lines of business including discount brokerage and financial services, mortgage banking, and apparel.  Current management was not involved with the Company prior to early 2008.  There may be risks and liabilities resulting from the conduct of the Company's business prior to February 2008 that are unknown to the management of our Company and not disclosed in these financial statements.  In the event that any liabilities, liens, judgments, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

NOTE 8 – GOVERNMENT REGULATION

The Company’s operations are subject to a number of regulations.  The Company’s operating activities in South Africa are governed under the state, commercial and labor regulations of that Country.   The Company’s  products and services are subject to regulation by regulatory agencies in the countries where it operates.

NOTE 9 – INCOME TAXES

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

The details of the Company’s income tax provision (benefit) are set forth below:

	2008	2007
Current:
Federal	$118,170	$--
Foreign	--	113,773
State	--	--
	118,170	113,773
Deferred:
Federal	--	--
Foreign	--	--
State	--	--
	118,170	113,773

Income tax expense	$118,170	$113,773

U.S. and foreign income before income taxes are set forth below:

	2008	2007
U.S.	$--	$--
Foreign	422,037	406,333

Income before taxes	$422,037	$406,333

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate is set forth below:

	2008	2007
U.S. federal statutory rate	35.0%	35.0%
Foreign and U.S. tax effects attributable to foreign operations	(7.0)	(7.0)
Non-deductible expenses	--	--
Effective income tax rate	28.0%	28%

Paragraph 31a of FAS 109 and Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (APB 23), and within the reference of FASB ASC topic 740 "Income Taxes," allow a taxpayer to identify certain unremitted earnings of foreign investments as being indefinitely reinvested and, consequently, the taxpayer does not provide deferred taxes on the outside basis difference related to those earnings (“outside basis differences”).  The Company believes that their permanent reinvestment position is subject to a potential change in the U.S. tax rules.

NOTE 10 – LOANS FROM RELATED PARTIES

The Company had loans outstanding of $130,403 and 344,992 at August 10, 2008 and December 31, 2007, respectively, from various officers of the Company.  The loans are interest free and paid back to the officers in time periods ranging from one to three months after issuance of cash to the Company.  The Company is lent amounts from time to time during periods of time when cash is required to fund operations.

NOTE 11 – SUBSEQUENT EVENTS

On August 11, 2008,  Lenco International, Ltd., a wholly-owned subsidiary of Lenco Mobile Inc., acquired Capital Supreme, (Pty) Ltd.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Capital Supreme, (Pty) Ltd.  in exchange for 25 million South African Rand or approximately $3,173,000.

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

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 30 , 2010, by:  (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock.  Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Lenco Mobile Inc., 345 Chapala Street, Santa Barbara, California, 93101.

Percentage of class beneficially owned is based on 65,049,084 shares of common stock outstanding on April 30 , 2010.  In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 30 , 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Officers and Directors
Michael Levinsohn, Director and Chief Executive Officer (1)	22,450,000	34.51%
Jonathan Fox, Director and Chief Operating Officer	--	--%
Thomas Banks, Chief Financial Officer	--	--%
Eddie Groenewald, President, Multimedia Solutions	--	--%
Darin Heisterkamp, President, Lenco Mobile USA, Inc.(2)	--	--%
Michael Hill, President, AdMax Media Inc.	--	--%
Stephen Boyd, Director	1,016,875	1.56%
Ronald Wagner, Director	100,000	0.15%
All current directors and executive officers as a group (8 persons)	23,566,875	36.23%

5% Stockholders
Michael Levinsohn (1)	22,450,000	34.51%
BasTrust Corporation Limited (3)	31,834,262	48.94%
Rendez-Vous Management Limited (4)	20,000,000	30.75%
Naretta, Inc. (4)	5,500,000	8.46%
Tamino Investments, Inc. (4)	3,917,595	6.02%

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

PART IV

Item 14.                      Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 7 of this report:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008;

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 ;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 7 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit No.	Document Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
3.2	Amended and Restated Bylaws	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.1	Specimen Common Stock Certificate	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
4.6	Securities Purchase and Amendment Agreement dated November 30, 2009 between the registrant and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.7	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.8	Common Stock Purchase Warrant issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.

4.9	Common Stock Purchase Warrant issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.10	Form of Promissory Note Issued to Floss Limited on November 10, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000154830) filed on April 15, 2010 and incorporated by reference herein.
4.11	Form of Promissory Note Amendment to Promissory Notes Issued by the Registrant on February 28, 2010	Filed as an exhibit to the registrant's Form 10 (file no. 000153830) filed on April 15 , 2010 and incorporated by reference herein.
10.1	Exchange Agreement dated February 18, 2008 between the registrant’s subsidiary and Target Equity Limited for the acquisition of Digital Vouchers (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.2	Asset Purchase Agreement dated June 30, 2008 between the registrant and eAccounts, Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.3	Sale and Purchase Agreement dated August 11, 2008 between the registrant’s subsidiary and Capital Supreme, (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.4
Asset Purchase Agreement dated February 28, 2009, by and among the registrant, the registrant’s subsidiary, Superfly Advertising, Inc., a Delaware corporation, and Superfly Advertising, Inc., an Indiana corporation
Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.5	Long Term Partnering Agreement dated October 20, 2009 between the registrant’s subsidiary and Deloitte Consulting	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.6	Master License Agreement for the United Kingdom Region dated January 15, 2009 between the registrant’s subsidiary and MultiMedia Solutions Europe Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.7	Master License Agreement for the Australia Region dated January 15, 2009 between the registrant’s subsidiary and Multimedia Solutions Australia (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.8	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.9	Restructuring and Securities Purchase Agreement dated July 31, 2009 by and among the registrant, Agile Opportunity Fund, LLC, and Superfly Advertising, Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.10	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.11	Employment Agreement dated July 16, 2007 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.12	Employment Agreement dated July 1, 2009 between the registrant and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.13	Form of Indemnity Agreement for directors and executive officers of the registrant and its subsidiaries	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.14	2009 Equity Incentive Plan*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.

10.15	Form of Nonqualified Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.16	Form of Incentive Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.17	Agreement of Lease dated March 31, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 345 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.18	Agreement of Lease dated March 14, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 347 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.19	Agreement of Lease dated October 9, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 109 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.20	Agreement of Lease dated October 12, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 111 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.21	Agreement of Lease dated October 12, 2009 by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 113 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.22	Agreement of Lease between the Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.23	Client Services Agreement dated September 2007, 2006 between Consumer Loyalty Group, Inc. and Datascension, Inc. with respect to call center operations	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.24	Addendum to Employment Agreement dated September, 2008 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.25	Agreement and Plan of Merger dated July, 2009 between Mobicom USA Corporation and Lenco USA Corporation	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.26	Separation Agreement and General Release dated February 26, 2010 by and between Lenco Mobile USA Inc. and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 8-K filed on March 4, 2010 and incorporated by reference herein.
14.1	Code of Ethics	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
23.1	Consent of Gruber & Company, LLC	Filed herewith.
23.2	Consent of Gruber & Company, LLC	Filed herewith.
24.1	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lenco Mobile Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2010	LENCO MOBILE INC.
	By:	/s/ Michael Levinsohn
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

May 6, 2010	/s/ Michael Levinsohn
Michael Levinsohn, Chief Executive Officer and Director (Principal Executive Officer)

May 6, 2010	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer (Principal financial officer)

May 6, 2010	/s/ Stephen Boyd
Stephen Boyd, Director

May 6, 2010	/s/ Jonathan Fox
Jonathan Fox, Director

May 6, 2010	/s/ Ronald Wagner
Ronald Wagner, Director