Form 10-Q
period 2010-03-31
LENCO MOBILE INC.
filed 2010-05-14
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-53830

LENCO MOBILE INC.
 (Exact name of registrant as specified in its charter)

Delaware	75-3111137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Chapala Street, Santa Barbara, California	93101
(Address of principal executive offices)	(Zip Code)

(805) 308-9199
 (Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2010, 65,049,084 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

Explanatory Note

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets

	As of
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,207,651	$386,811
Accounts receivable, net	2,866,614	2,632,995
Debt issuance costs, net	35,415	52,885
Original issue discount, net	54,500	80,375
Notes receivable, current portion	65,000	65,000
Other current assets	116,559	356,179
Total current assets	4,345,739	3,574,245
Property and equipment, net	1,543,065	1,533,499
Other noncurrent assets:
Intangible assets - goodwill	3,562,682	3,562,322
Intangible assets - other, net	9,718,125	10,300,766
Other noncurrent assets	24,026	20,685
Total other noncurrent assets	13,304,833	13,883,773
Total assets	$19,193,637	$18,991,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,544,221	$1,299,934
Current maturities of debt	4,241,765	3,575,111
Debt discount	(89,000)	(122,375)
Accrued interest on debt	296,813	182,640
Current contingent consideration liability	1,217,939	607,950
Income taxes payable (receivable)	(321,950)	126,988
Total current liabilities	6,889,788	5,670,248
Debt, net of current maturities	95,324	95,916
Warrant put liability	60,000	60,000
Contingent consideration liability, net of current portion	-	782,835
Total liabilities	7,045,112	6,608,999
Shareholders' equity:
Preferred Stock , 1,000,000 shares authorized, $.001 par value, 0 shares issued and outstanding at both March 31, 2010 and December 31, 2009	-	-
Common stock, 251,000,000 shares authorized, $.001 par value, 65,049,084 shares issued and outstanding at both March 31, 2010 and December 31, 2009	65,049	65,049
Additional paid in capital	29,274,041	29,274,041
Other comprehensive income	378,822	371,204
Retained earnings (loss)	(17,569,387)	(17,327,776)
Total shareholders' equity	12,148,525	12,382,518
Total liabilities and shareholders' equity	$19,193,637	$18,991,517

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$3,784,220	$1,448,720

Cost of sales	1,626,182	366,787

Gross profit	2,158,037	1,081,933

Operating expense:
Sales and marketing	144,586	28,409
General and administrative	1,823,090	646,301
Research and development	142,859	56,463
Depreciation and amortization	711,736	312,458
Total operating expense	2,822,271	1,043,631

Income (loss) from operations	(664,234)	38,302

Other income (expense):
Interest income (expense), net	(233,302)	(4,697)
Other income (expense), net	631,362	0
Total other income (expense)	398,060	(4,697)

Income (loss) before income taxes	(266,174)	33,605

Income tax expense	(24,562)	51,665

Net loss	$(241,611)	$(18,060)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	65,049,084	43,288,838

Statements of Comprehensive Income

	Three Months Ended March 31,
	2010	2009
Net loss	$(241,611)	$(18,060)
Foreign currency translation adjustment	7,618	(43,726)
Total comprehensive loss	$(233,993)	$(61,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(241,611)	$(18,060)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	711,762	312,375
Amortization of debt discounts	76,720	-
Changes in assets and liabilities:
Accounts receivable	(233,409)	(469,928)
Other current and non-current assets	236,471	300,199
Accounts payable, accrued expenses, and other current liabilities	183,723	221,160
Income taxes receivable	(440,874)	44,151
Net cash provided by operating activities	292,782	389,897

Cash flows from investing activities:
Purchase of property and equipment	(123,498)	(20,052)
Purchases and expenditures for intangible assets	(17,468)	(1,277)
Net cash used in investing activities	(140,966)	(21,329)

Cash flows from (used in) financing activities:
Payment of debt	(152,974)	(155)
Proceeds from issuance of debt	819,000	-
Net cash provided by (used in) financing activities	666,026	(155)

Effect of exchange rate changes on cash and cash equivalents	2,998	28,244

Net change in cash	820,840	396,657

Cash, beginning of period	386,811	3,245

Cash, end of period	$1,207,651	$399,902

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$414,654	$10,205
Cash received in interest	$969	$270
Cash paid for interest	$19,345	$6,569

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisition of Superfly assets	$-	$8,587,205
Notes payables assumed related to former Superfly notes	$-	$2,707,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

LENCO MOBILE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying unaudited consolidated financial statements of Lenco Mobile Inc., a Delaware corporation, and its wholly-owned subsidiaries, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lenco Mobile, Inc. and its 100% wholly owned subsidiaries AdMax Media Inc., Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc. and Lenco Technology Group Ltd.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Reclassification

Certain prior period amounts were reclassified to conform to the current presentation with no effect on previously reported net income (loss) or retained earnings.

Foreign Currency Translation

Our financial statements are presented in United States Dollars ( “USD” or ”$”).  Income and expenditure transactions are translated into the functional currency of the entity at the rate of exchange ruling at the transaction date.  Transactions in foreign currencies during the period are translated into USD at the exchange rates prevailing at the transaction dates.  To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred.

Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into USD at the exchange rates prevailing at that date.

Our Multimedia Solutions subsidiary's operations are based in South Africa and its local currency, the South African Rand, is the functional currency in that locale.  The financial statements of Multimedia Solutions are translated from South African Rands into USD in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.  Note that the “R” before all the figures in these financial statements and related footnotes signifies a denomination of South African Rands.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $47,534 and $38,244, respectively.

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

Property and equipment is depreciated on a straight-line basis over its expected useful life. The depreciation methods, and estimated remaining useful lives are reviewed at least annually.  The expected useful lives are as follows:

Furniture and fixtures	5-6 years
IT equipment	3 years
Computer software	2-5 years
Leasehold improvements	Life of the lease

Upon classification of property and equipment as held for sale it is reviewed for impairment. Impairment expenses are recognized in the amount of the excess of the carrying value of the property and equipment over its expected fair value less costs to sell.

At March 31, 2010 and December 31, 2009, we classified a parcel of residential property with a cost of R764,708 (as of March 31, 2010 and December 31, 2009, this is approximately $103,358 and $103,312, respectively) as held for sale.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale.

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

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates and trade discounts and consists primarily of the sale of products, and services rendered.

Revenue is recognized when the following criteria are met:

●	evidence of an arrangement exists;

●	delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser;

●	transaction costs can be reliably measured;

●	the selling price is fixed or determinable; and

●	collectability is reasonably assured.

Our mobile and Internet businesses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

●
Retainers: Some of our clients, including certain mobile telephone network operators ("Wireless Carriers"), pay us fixed monthly fees for the right to use defined products and services. For example, we may enter into contracts to host and maintain mobile access gateways; back-end connectivity; MMS and SMS messaging connectivity; monitoring, quality assurance and support in exchange for a monthly retainer.  Retainers are generally negotiated on a term of six months or one year, depending on the nature of the product or service we provide.  Revenues from retainer arrangements are generally recognized ratably over the term of the contract as per ASC topic 605-20-25-3 which requires recognition of revenue over the period in which we are obligated to perform such services.  These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition as per ASC topic 605-25-25-5.

●
Program contracts: We enter into certain program contracts with clients, including manufacturers, retailers and commercial enterprises ("Brand Owners"), under which we provide a defined service for a fixed fee per transaction.  For example, our mobile statement products are used by some of our clients to deliver monthly statements to mobile phones to their respective clients. We earn a fixed fee for each statement sent to a mobile phone.  Revenues from these contracts are recognized upon provision of such services.

●
Transaction fees: In certain instances we earn revenues on a transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   A significant portion of our online Internet business is transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generate from our online advertising campaigns.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

●
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

●
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

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At March 31, 2010 and December 31, 2009, deferred revenue was $31,706 and $7,063, respectively.

Stock Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We expense the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2010 and December 31, 2009, there were no options outstanding.

Fair Value of Financial Instruments

Certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, we did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Cash and Cash Equivalents

We define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We extend credit based on an evaluation of the customer’s financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

We apply the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We evaluate the recoverability of its long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no impairment of its long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred and totaled $37,046 and $15,978 for the three month periods ended March 31, 2010 and 2009, respectively.

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

No significant penalties or interest relating to income taxes have been incurred during the three month periods ended March 31, 2010 and 2009.

Earnings (loss) per Share

We calculate earnings per share in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended March 31, 2010 and March 31, 2009, 1,494,166 and 1,344,166 outstanding warrants were excluded from the computation because the effect of including them would have been anti-dilutive.

Certain Risks and Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We extend credit based on an evaluation of the customer’s financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required.

During the three months ended March 31, 2010, 35% of our revenues were from two customers, which comprised 22% and 13% of revenues respectively.  At March 31, 2010, the amounts due from such customers were $1,065,274 and $297,044.

During the three months ended March 31, 2009, 63% of our revenues were from the same two customers, which comprised of 37% and 26% of revenues, respectively. At March 31, 2009, the amounts due from such customers were $367,783 and $395,890, respectively, which were included in accounts receivable.  All of those accounts were subsequently paid.

As of March 31, 2010, we maintained fixed assets of $471,778 at locations in South Africa. In addition, approximately half of our $2,866,614 million of accounts receivable were from customers located in developing countries in Africa. If any of these countries become politically or economically unstable, then our operations could be disrupted.

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

Recent Accounting Pronouncements

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	March 31,
	2010 (unaudited)	December 31, 2009

Accounts receivable – trade	$2,914,148	$2,671,239
Allowance for doubtful accounts	(47,534)	(38,244)
Accounts receivable, net	$2,866,614	$2,632,995

NOTE 3 – NOTES RECEIVABLE

In April, 2009, we sold certain equipment and computers at the carrying costs to a third party entity for a current note receivable of $65,000 bearing interest at 10% per annum.  We were to be paid in monthly, equal installments over two years.  The third party entity has not made payments to date, and have exercised our right to accelerate all amounts due under the note.  We are presently proceeding through legal channels to collect on the note receivable and the personal guarantee that secures it and expect to receive the $65,000.  We have not recorded accrued interest income due to the uncertainty of collection.

NOTE 4 – OTHER ASSETS

Other assets consisted of the following:

	March 31,
	2010 (unaudited)	December 31, 2009

Prepaid expenses	$104,137	$81,827
Due from Superfly Advertising Inc. for expenses paid	-	268,638
Other	12,422	5,714
Other current assets	$116,559	$356,179

On August 31, 2009, we entered into a settlement agreement with Superfly Advertising, Inc. (“Superfly”).  Under the terms of the settlement agreement, Superfly Advertising, Inc. agreed to pay us $900,000 in exchange for a release of claims. We had paid $268,638 of expenses on behalf of Superfly Advertising Inc. and recorded that as expense when paid in 2009.  We offset that expense, in the same amount of $268,638, which represented the value of 500,000 shares of Lenco Mobile Inc. that Superfly placed in escrow for us collect in the event that payment was not made to us.  This $268,638 value for the shares placed in escrow for expenses paid on behalf of Superfly was recorded as Other assets on the Consolidated Balance Sheets of Lenco Mobile Inc. until the payment of the $900,000 was received from Superfly on March 22, 2010.  As per ASC Topic 450, “Contingencies,” we netted the amount recorded as Other assets of $268,638 against the cash received on March 22, 2010 of $900,000 and recorded that difference of $631,362 in Other income on the Consolidated Statement of Operations for the period ended March 31, 2010.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,
	2010 (unaudited)	December 31, 2009

Furniture and fixtures	$747,102	$740,915
Leasehold improvements	192,783	180,134
Building	103,358	103,312
Computer and network equipment	738,775	645,132
Computer software	240,878	229,437
Total cost of property and equipment	2,022,896	1,898,931
Accumulated depreciation	(479,831)	(365,432)

Property and equipment, net	$1,543,065	$1,533,499

Depreciation expense was $ 113,989 and $ 28,186 for the three month periods ended March 31, 2010 and March 31, 2009, respectively.

NOTE 6 – GOODWILL

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

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present.  The net carrying value of goodwill was $ 3,562,682 and $3,562,322 at March 31, 2010 and December 31, 2009, respectively and was comprised of the following:

			Change due to
			foreign currency	March 31,
	December 31, 2009	Acquisitions	translation changes	2010 (unaudited)
Cell Card IP	$49,551	-	-	$49,551
Digital Vouchers Technology	207,228			207,228
Capital Supreme(Pty) Ltd.	812,101	-	360	812,461
Superfly Advertising, Inc. (Consumer Loyalty, LLC and Legacy Media, LLC)	2,247,288	-	-	2,247,288
Simply Ideas, LLC	246,154	-	-	246,154

Total Goodwill	$3,562,322	0	360	$3,562,682

In the table above, “Other” includes foreign currency translation.

NOTE 7 – INTANGIBLES – OTHER, NET

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

Intangible assets – other, net at March 31, 2010 and December 31, 2009 were comprised of the following:

		March 31,
	Period of Amortization	2010 (unaudited)	December 31, 2009
Intangibles assets - other, net:
CellCard Purchased Technology	7 years	$750,000	$750,000
Digital Vouchers Purchased Technology	7 years	350,000	350,000
Secondary Domain Names	N/A	877,668	877,668
SEO and Web Optimization Tools	4 years	135,708	135,708
AdMax Marketing Contact Database	7 years	2,984,526	2,984,526
AdMaximizer/Realtime3	4 years	3,870,069	3,870,069
Simply Ideas Lead Generation	4 years	103,110	103,110
Simply Ideas MicroGravity Media	4 years	281,011	281,011
Simply Ideas Database	7 years	6,152	6,152
Simply Premium Web	N/A	112,299	112,299
Simply Live Website	N/A	337,847	337,847
Companion	4 years	521,824	521,593
Flight Deck	4 years	1,382,760	1,382,146
Flight Plan	4 years	348,247	348,092
Mobi Builder	4 years	474,389	474,178
Non Compete Agreements	5 years	20,400	20,391

Total cost of intangibles - other		12,556,010	12,554,790

Less: Amortization		(2,837,885)	(2,254,024)

Intangibles assets - other, net		$9,718,125	$10,300,766

Amortization expense for three month periods ended March 31, 2010 and March 31, 2009 equaled $597,747 and $284,272, respectively. Estimated aggregate amortization expense for each of the next seven fiscal years is:

2010	$2,359,260
2011	2,367,742
2012	2,140,876
2013	858,310
2014	592,864
2015	584,383
2016	84,623
Total amortization	$8,988,058

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	March 31,
	2010 (unaudited)	December 31, 2009
Accounts payable	$1,014,538	$965,474
Accrued expenses	497,977	327,397
Deferred revenue	31,706	7,063
Accounts payable and accrued expenses	$1,544,221	$1,299,934

NOTE 9 – DEBT

Our debt is comprised of the following:

Balance at March 31, 2010 (unaudited)	Balance at December 31, 2009
The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009.  The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured.  The principal and all accrued and unpaid interest were originally due and payable on March 1, 2010. In April 2010, the Company reached an agreement to extend $1,685,000 of its outstanding convertible promissory notes to July 16, 2010.  As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  On March 2, 2010, we paid $100,000 in notes payable to the holder.  The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share.  The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.
$1,982,500	$2,082,500

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
	668,250	668,250

On November 10, 2009, the Company issued a convertible promissory note for $300,000 to Floss Limited. The interest rate is 18% per annum and is due on November 10, 2010. The notes are convertible into shares of common stock at a conversion price of $2.25 per share of common stock.	300,000	300,000

On November 29, 2009, the Company issued a note payable with a face amount of 460,000 to Agile Opportunity Fund. The interest rate is 18% and is due on November 29, 2010.	460,000	460,000

On December 12, 2009, the Company issued a note payable with a face amount of 52,351 to Bridges Investment. The note bears interest at 12% and is due on March 31, 2010. The Company paid this note payable on March 16, 2010.	-	52,351

On February 4, March 3 and March 19, 2010, the Company received $219,000, $100,000 and $500,000, respectively, in exchange for notes payable to Rendez-Vous Management, Ltd. The notes payable are interest free and have no fixed terms of repayment. Rendez-Vous Management Limited has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000. Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time.	819,000	-

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 1) with a cost of $103,358. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. dollars may also fluctuate.	107,339	107,926
	4,337,089	3,671,027
Less current maturities	4,241,765	3,575,111
Debt payable, net of current maturities	$95,324	$95,916

We recorded other expense of $168,000 related to the cancellation of the Superfly $625,000 note and issuance of the Agile Opportunity Fund, LLC $718,500 note.  This modification is accounted for as a material modification and thus treated as an extinguishment of debt as per ASC topic 470-50.  We recorded the new instrument at fair value and the difference from the former note was used to determine other expense from debt extinguishment, including changes in the original issue discount and other charges in the terms of the financing.

In connection with the issuance of the $718,500 and the $460,000 notes to Agile Opportunity Fund, LLC, we recorded original issue discounts of $43,500 and $60,000, respectively.  We are amortizing the original issue discounts over the life of the notes.  As of March 31, 2010, we had amortized $49,000 of the original issue discounts.  Of this amount $25,875 was recorded as interest expense for the three months ended March 31, 2010.

In connection with issuance of the $460,000 note to Agile Opportunity Fund, LLC, we issued 20,000 incentive shares of our common stock, 75,000 Series A Warrants and 75,000 Series B Warrants to purchase shares of our common stock.  Based on the relative fair value of these equity instruments, we recorded a debt discount of $133,500.  We are amortizing the debt discount over the life of the note.  As of March 31, 2010, we have amortized $44,500 including $33,375 which as been recorded as interest expense for the three months ended March 31, 2010.

We incurred $69,881 in transaction expenses in connection with the issuance of the $460,000 note to Agile Opportunity Fund, LLC, and recorded this amount as debt issue costs.  The Company is amortizing the debt issue costs over the life of the note.  As of March 31, 2010, the Company has amortized $34,466, including $17,470 recorded as amortization expense for the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, there was $296,813 and $182,640 in accrued interest on debt, respectively.

NOTE 10 – CONTINGENT LIABILITIES

Historical Operations

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

The purchase consideration payable for Capital Supreme (Pty) Ltd was R25,000,000  and was comprised of three components from the acquisition date through December 31, 2009: (i) R15,000,000 was payable in cash upon closing of the transaction, (ii) R10,000,000 was payable under the terms of a profit warranty, and (iii) the Capital Supreme sellers were given an option to purchase 2,000,0000 common shares of Lenco Mobile Inc., for an exercise price of R1,000,000.  We calculated the purchase price of the acquisition to be an aggregate of $3,173,000 which was derived from the three components of the purchase consideration as follows: (i) the initial payment was valued at R15,000,000 (approximately $1,904,000); (ii) the profit warranty was valued at R7,000,000 or approximately $888,000 based on our assessment of the probability that it would be earned and (iii) the option to purchase 2,000,000 shares of our common stock was valued at R3,294,888 (approximately $381,000) based on a Black Scholes valuation. At December 31, 2009, the contingent liability consisted of a current portion of $607,950 and a long-term portion of $782,835.

On March 15, 2010, we agreed to amend the terms of the profit warranty to extend the period of time to achieve the R37,000,000 profit target from February 15, 2010 to December 31, 2010.  In connection with this amendment, the option to acquire 2,000,000 common shares of Lenco Mobile Inc. for R1,000,000 was cancelled.

We have remeasured the contingent liability at March 31, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC 805-10 “Business Combinations.” We have calculated a remaining liability related to these contingent events of $1,217,939 as shown on the accompanying consolidated balance sheet as of March 31, 2010.  This balance consists of:  (i) recording the first quarter 2010 payment to the sellers of R1,283,400 (approximately $173,000); (ii) the profit warranty is valued at R10,000,000 (or  approximately $1,217,939) based on our assessment of the probability that it would be earned and (iii) the value of option to purchase 2,000,000 shares of our common stock is $0 due to its cancellation.   The remeasurement of the balance of this contingent liability from December 31, 2009 to March 31, 2010 resulted in net effect to the Consolidated Statement of Operations of $0. The entire balance of this contingent liability is recorded in current liabilities as any amounts due hereunder are expected to be paid within one year of March 31, 2010.

Employment and Separation Agreements

We entered into an employment agreement with Michael Levinsohn that provides severance payments if he is terminated without cause. Consequently, if we had released Mr. Levinsohn without cause as of March 31, 2010, the severance expense due would be $600,000.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2010, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 11 – SEGMENT INFORMATION

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising Inc., a Delaware corporation.  In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities to our newly formed subsidiary AdMax Media, Inc.  We have historically been involved in a single industry, mobile phone marketing; however, with this new subsidiary, we also became involved in Internet marketing.  Therefore, as of March 1, 2009 our products and operations are managed in two segments; the mobile phone segment and the Internet segment.  A segment is determined primarily by the method in which it delivers its products and services. Management reviews the Company’s assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile phone marketing segment primarily operates in South Africa.  The Internet marketing segment primarily operates in the United States.  The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the three month period ended March 31, 2010.

	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Depreciation & amortization expense	Income (loss) from operations
Mobile marketing	$1,419,200	$329,771	$1,089,428	$974,930	$198,216	$(83,718)
Internet marketing	2,365,020	1,296,411	1,068,609	899,687	449,668	(280,746)
Corporate costs				235,918	63,852	(299,771)
Total consolidated	$3,784,220	$1,626,182	$2,158,037	$2,110,535	$711,736	$(664,234)

NOTE 12 – OPERATING LEASES

Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Lease payments under an operating lease are charged to the income statement over the lease term on a straight-line basis unless another basis is more representative of the pattern of use.

We lease office space in South Africa under operating leases with lease terms beginning May 1, 2007 through September 30, 2012 including various options to renew.

We lease our headquarters’ office space, and a corporate apartment in Santa Barbara, California.  These headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through December 31, 2011.  The leases include an option to renew for multiple year periods. On March 15, 2010 we leased an additional office in the headquarters building in Santa Barbara for $2,664 per month for one year with multiple year renewal options.

We do not have operating leases other than these leases for space described above. Operating lease expense for three months ended March 31, 2010 and March 31, 2009 was $110,270 and $13,967, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

On March 15, 2010 and April 9, 2010, Rendez-Vous Management, Ltd. provided loans to us in the amount of $500,000 on each date. Also, February 4, 2010 and March 3, 2010, they loaned us $219,000 and $100,000, respectively.  The loans are interest free and due on demand. We paid $50,000 on April 9, 2010 against the oldest amounts loaned to it from Rendez-Vous Management, Ltd.  Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  Rendnez-Vous Management, Ltd. is owned by two trusts.  Mr. Levinsohn, our Chief Executive Officer is one of a class of beneficiaries of one of the two trusts.

NOTE 14 – GOVERNMENT REGULATION

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

NOTE 15 – SUBSEQUENT EVENTS

In April 2010, we reached an agreement to extend the maturity date on $1,685,000 of our outstanding convertible promissory notes to July 16, 2010.  We paid approximately $112,000 of debt and accrued interest on March 2, 2010 and approximately $52,000 of debt and accrued interest on March 16, 2010 in connection with those extensions.  As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing LLC.  We have notified Eden Marketing LLC of our rescission of an asset purchase agreement, pursuant to which we were to acquire certain assets from Eden Marketing, LLC.  We are currently disputing MOSD Holdings, LLC's demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

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

We have also designed, built, integrated and hosted Mobi site--Internet sites that are accessed via a mobile phone--for many leading, blue chip Brand Owners including Sasko Flour, Nike, Samsung, Morkels, Joshua Door, Dodos Shoes, Vodafone, MTN, VodaShop, Toyota South Africa, Volkswagen South Africa, Nokia, Makro, Super Sport Television Channel, First National Bank, Ellerine’s and Wetherlys.

Recent Acquisitions

On February 28, 2009 we acquired certain assets and liabilities of Superfly Advertising, Inc. used in the online advertising business.  Our results of operations commencing March 1, 2009 include the operation of our AdMax Media Inc. subsidiary and the operation of our Internet advertising business.

Our acquisition of assets from Superfly Advertising, Inc. included certain assets used in an online subscription business (called "Onlinesupplier.com" and varies related websites), including websites, customer accounts, websites, vendor contracts and certain network and computer equipment.  For the three month period ended March 31, 2009, the Onlinesupplier.com and related websites generated revenues of approximately $800,000 and net income of approximately $175,000.  In April 2009, we sold the websites and related assets used in the online subscription business.  Consequently, our results of operations for the three months ended March 31, 2009 reflect the operation of this business, but the three months ended March 31, 2010 do not.

Critical Accounting Policies and Estimates

Management believes that the most critical accounting policies important to understanding its financial statements and financial condition are its policies concerning currency conversion, revenue recognition, accounts receivable and its related allowance for doubtful accounts.

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

Revenue Recognition. We generate revenue from a variety of transactions, including retainers, program contracts, transaction fees, licenses, and advisory service fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Management also considers ASC topic 605-25, “Revenue Recognition,” to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements.  Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

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

Please see Note 1 - BASIS OF PRESENTATION to our financial statements for a more complete discussion of the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Quarterly Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$3,784,220	$1,448,720
Cost of sales	1,626,182	366,787
Gross profit	2,158,037	1,081,933
Operating expenses:
Sales and marketing	144,586	28,409
General and administrative	1,823,090	646,301
Research and development	142,859	56,463
Depreciation and amortization	711,736	312,458
Total operating expenses	2,822,271	1,043,631
Operating income (loss)	(664,234)	38,302
Other income (expense), net	398,060	(4,697)
Income (loss) before income taxes	(266,174)	33,605
Income tax expense	(24,562)	51,665
Net income (loss)	$(241,611)	$(18,060)

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

General

On February 28, 2009 we acquired certain assets and liabilities of Superfly Advertising, Inc. used in the online advertising business.  Our results of operations commencing March 1, 2009 include the operation of our AdMax Media Inc. subsidiary and the operation of our Internet advertising business.  Accordingly, our results of operations for three month period ended March 31, 2010 includes a full the three months’ operations of our Internet advertising business, while the three month period ended March 31, 2009 includes only one month’s operations of our Internet advertising business.

Revenues

For the three months ended March 31, 2010, revenues were $3,784,220 compared to $1,448,720 for the three months ended March 31, 2009, representing an increase of 161%.

Revenues from our mobile phone segment were $1,419,000 for the three months ended March 31, 2010 compared to $1,099,000 for the three months ended March 31, 2009, representing a year over year increase of 29%.

Our Internet advertising segment generated $2,365,020 during the three month period ended March 31, 2010 and $348,677 during the one month it operated in the three month period ended March 31, 2009.  In addition to the increase related to the additional months covered by the 2010 period, our Internet advertising segment generated significant improvement in the average monthly revenues as a result of operational improvements and expansion of revenue-generating relationships.

For the three months ended March 31, 2010, our revenues were derived principally from two customers, which together represented 35% of revenues, and individually represented 22% and 13% of revenues, respectively. This is an improvement in customer concentration from the first quarter of 2009 when 63% of our revenues were driven by two customers at 37% and 26% of total revenues, respectively. Our objective is to continue to increase revenues and decrease our risk of dependency on a smaller customer base.  We are currently engaged in negotiations to secure agreements with Wireless Carriers in Vietnam, Thailand, Korea, Indonesia, Malaysia, Mexico and China and we have expanded relationships in the U.S. Internet advertising segment.

Cost of Sales

For the three months ended March 31, 2010, cost of sales was $1,626,182 compared to $366,787 for the three months ended March 31, 2009, an increase of 343%.  The increase in cost of sales is attributable to our increase in revenue, including a full quarter of operations of our Internet advertising segment.  Cost of sales for our mobile phone segment was $329,771 for the three months ended March 31, 2010, while cost of sales for our internet advertising segment was $1,296,411.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $2,158,037 compared to $1,081,933 for the same period last year.  Gross profit as a percentage of revenues (“gross margin”) was 57% compared to 75% for the three months ended March 31, 2009, a decrease of 18%.  Traditionally, our mobile phone business has generated higher gross margins than our Internet advertising business.  Consequently, a portion of the decline in gross profit is attributable to our inclusion of our Internet advertising segment for the full quarter in 2010.  In the first quarter of 2010, the mobile phone segment had a gross margin of 77%.  Cost of sales as percentage of overall revenue, and consequently gross margin, varies depending on the change in product mix.  As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.

Operating expenses

For the three months ended March 31, 2010, operating expenses were $2,822,271 compared to $1,043,631 for the three months ended March 31, 2009, an increase of 170%.  For the three months ended March 31, 2010, selling and marketing expenses were $144,586, general and administrative expenses totaled $1,823,090, research and development equaled $142,859 and depreciation and amortization expenses were $711,736.  Sales and marketing costs increased due to the addition of the Internet advertising business for a full quarter in 2010, as well as the efforts to expand our sales to brands and Wireless Carriers in new territories and the related travel costs to execute that expansion. We expect that securing agreements with additional Wireless Carriers in new territories will have a substantial impact on our results of operations for future quarters. The increase in general and administrative expenses was attributable to the addition of our Internet advertising business effective March 1, 2009 as well as increases in headcount and other operating expenses to support such revenue growth in that segment.  The increase in mobile phone segment revenues of 29% year-over-year for the first quarter resulted in increased operating costs to support such revenue growth, including securing a technical staff for product and customer support.  Moreover, in July 2009 we secured additional leased space in South Africa that is more suitable to house our mobile operations there.  For the three months ended March 31, 2010 the costs of support to meet the administration requirements of a fully-reporting public company, including primarily legal and accounting expenses, were significantly higher than in the three month period ended March 31, 2009.  In addition, we have invested significant resources in the development of new mobile and Internet products and services which we believe will lead to increased revenue during the course of this financial year.  Thus, there was an increase in expense of $86,396 between the quarter ended March 31, 2010 relative to the quarter ended March 31, 2009.   The depreciation and amortization expense increased by $399,278 for the first quarter of 2010 over the same period of 2009 stemming primarily from addition of the Internet advertising business for the full quarter of 2010.  Also, during the course of 2010 we acquired the assets of Simply Ideas, LLC and incurred other debt issuance costs that served to increase depreciation and amortization expense.

Other Income (Expense)

For the three months ended March 31, 2010, other income (expense) was a net income of $398,060.  For the three months ended March 31, 2009, other income (expense) was a net expense of $4,697.  The increase in income is driven by two primary factors.  First, we received a payment of $900,000 from Superfly Advertising, Inc. under the terms of a General Release Agreement, which resulted in a gain of $631,362. Second, this gain was offset primarily by the increased interest expenses as a result of our assumption of Superfly Advertising, Inc.'s promissory notes in the acquisition on February 28, 2009 and subsequent notes payable.

Provision for Income Taxes

For the three months ended March 31, 2010, we recorded an income tax benefit of $24,562 stemming solely from our South African operations.  Our U.S.-based operations are recording a full valuation allowance against any potential tax benefit until such point when the U.S.-based operations maintain profitability. For the three months ended March 31, 2009, we recorded an income tax provision of $51,665 based on the income tax provision required for the South African operations.

Net Loss

For the three months ended March 31, 2010, net loss was $241,611 compared to a net loss of $18,060 for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, our principal sources of liquidity included cash and cash equivalents of $1,207,651 compared to $386,811 at December 31, 2009.  In addition, at March 31, 2010, accounts receivable, net of allowances, were $2,866,614 compared to $2,632,955 at December 31, 2009. At March 31, 2010, we had a working capital deficit of $2,544,049 compared to a working capital deficit of $2,096,003 at December 31, 2009.  The change in working capital was primarily the result of our borrowing an additional $819,000 from Rendez-Vous Management, Ltd as well as the shift of the contingent consideration liability due to the sellers of Capital Supreme (Pty) Ltd. from to current liabilities from long-term of $782,835.  These changes were partially offset by the increase in cash and accounts receivable.

For the three months ended March 31, 2010, we generated $292,782 of cash from operations which was derived from a net loss of $241,611, increased by adjustments for depreciation, amortization, and other adjustments of $788,482, and decreased by changes in operating assets and liabilities of $254,089.

Investment activities consumed cash in the amount of $140,966 during the three months ended March 31, 2010, related primarily to the purchase of equipment to support our business growth and expansion requirements.  As of March 31, 2010, we do not have any significant commitments for capital expenditures.  However, we are aggressively pursuing the execution of agreements with Wireless Carriers in new territories.  If we are successful in securing those agreements, we may look to establish branch or subsidiary operations in those territories, which would require additional capital expenditures.

Financing activities provided net cash in the amount of $666,026 during the three months ended March 31, 2010, related to the loans that we received from Rendez-Vous Management Limited, less the loans repaid during the quarter.

On February 28, 2010, we reached an agreement to extend the maturity date on an aggregate principal amount of $1,685,000 of our outstanding promissory notes to July 16, 2010.  We paid approximately $112,000 of principal and accrued interest paid on March 2, 2009 and approximately $52,000 of principal and accrued interest on March 16, 2010 in connection with these amendments.  As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  The notes are all convertible at $3.00 per share.  Our stock price has traded at a substantial premium to that price.  As a result we expect that a number of the holders will agree to extend the term of their notes to take advantage of the potential conversion once the holders would be eligible to sell the underlying shares under Rule 144.  However, we do not have any agreements in place for such extensions at this time.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes, has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing Services LLC and we are rescinding another transaction with Eden Marketing and dispute the obligation to pay the note to MOSD Holdings LLC.

Our primary need for capital is to repay any of our outstanding promissory notes and to support our expansion into selected international markets.  We are currently negotiating contracts with additional Wireless Carriers around the world.  As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts.  If our operations do not generate sufficient cash flow to support this expansion, we intend to finance these costs through the sale of debt or equity securities.  We do not have any arrangements for such financing in place at this time, however, Rendez-Vous Management Limited has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000.  Rendez-Vous has advanced us $819,000 on this commitment in the form of unsecured demand notes.  Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time. There can, however, be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders.

Because of our historical net losses, our low working capital position and the uncertainties related to the worldwide economic downturn, our independent auditors, in their report on our financial statements for the year ended December 31, 2009 issued an opinion containing doubt in our ability to continue as a going concern.  We believe that we can continue to operate our business using our positive cash flow from operations.  While we incurred a net loss in the quarter ended March 31, 2010, a significant portion of the loss was attributable to non-cash expenses from depreciation and amortization. Furthermore, we have the commitment from Rendez-Vous Management Limited to provided additional financing as discussed in the preceding paragraph and we continue to negotiate with parties for an additional influx of capital over the near term although no assurances can be given that such negotiations will provide any future financing.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in “Note 1 – Basis of Presentation” to our financial statements included in Part I—Item 1 - Financial Statements of this report.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

Item 1A.  Risk Factors.

The risk factors set forth below update the risk factors in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations.

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

During the period ended March 31, 2010, we borrowed an aggregate of $1 million from Rendez-Vous Management Ltd., our principal stockholder.  The loan is unsecured, does not accrue interest and is payable on demand.  Rendez-Vous has orally committed to provide up to $5 million of financing to us, but no terms for such financing have been defined.

Except for the assurances from Rendez-Vous Management Limited, we do not have any arrangements in place for additional capital at this time and may not be able to raise needed cash. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, depending on the time, terms and pricing of the financing. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

We face exchange rate and currency control risks as a result of our operations in South Africa, and may face additional currency and exchange risk if we conduct business in new international markets.

Although we currently transact approximately 60% to 70% of our business in U.S. dollars, we also transact approximately the inverse amount of our business in South African Rands.  Consequently, we are currently exposed to fluctuation between the United States dollar and the South African Rand, which varied by approximately 48% in 2009.  We are aggressively seeking to establish new markets for our products and services including South Korea, China and Mexico.  We currently anticipate that we will conduct transactions in those countries that will be denominated in the local host currency.

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

We anticipate earning a significant portion of our future revenue and profits in foreign jurisdictions. Countries, including South Africa, have various restrictions and controls on bringing currency into, or distributing currency out of, their county.  If we are unable to effectively move and allocate capital among our operating entities it would have a material impact on our financial condition and cash position.

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new products or services or retain and attract customers.

At this stage of our operations, we do not have an extensive management or employee base.  Accordingly we rely heavily on the actions of relatively few key personnel.  The loss of the services of key personnel may adversely affect our ability to achieve our business goals.  During the period ended March 31, 2010, Darin Heisterkamp, President of Lenco Mobile USA Inc. resigned his position with the company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

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

MOSD Holdings, LLC, the holder of $260,000 of promissory notes, has made demand for payment.  MOSD Holdings, LLC is related to Eden Marketing Services LLC.  We are of the opinion that the demand does not form a valid claim.

Item 4.  Other Information

None.

Item 5.  Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENCO MOBILE INC.

Date: May 14, 2010	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
4.1	Form of Amendment Agreement to Promissory Notes	Filed as an exhibit to the registrant’s registration statement on Form 10 filed on April 15, 2010.
10.1	Separation Agreement and General Release dated February 26, 2010 by and between Lenco Mobile USA Inc. and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 4, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.
________________
* Management contract or compensatory plan or arrangement