Form 10-K/A
period 2009-12-31
LENCO MOBILE INC.
filed 2010-05-28
CIK 1100202

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.  2
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 2 to Form 10-K amends our Annual Report on Form 10-K originally filed with the Commission on April 15, 2010, as amended by Amendment No 1 to Form 10-K filed on May 6, 2010, to clarify the accounting treatment of a purchase consideration liability in connection with the acquisition of Capital Supreme (Pty) Ltd contained in Notes 9 and 14 of the financial statements contained in this report.  For convenience we have included the full text of the Form 10-K.

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

/s/ Gruber & Company, LLC

 Lake Saint Louis, Missouri

 April 8, 2010

Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets (Audited)

	As of
	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$386,811	$3,245
Accounts receivable, net	2,632,995	914,584
Debt issuance costs, net	52,885	-
Original issue discount, net	80,375	-
Notes receivable, current portion	65,000	-
Other current assets	356,179	11,702
Total current assets	3,574,245	929,531

Property, plant and equipment, net	1,533,499	172,997

Other noncurrent assets:
Intangible assets - goodwill	3,562,322	893,957
Intangible assets - other, net	10,300,766	3,075,534
Other noncurrent assets	20,685	-
Total other noncurrent assets	13,883,773	3,969,491

Total assets	18,991,517	5,072,019

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	1,299,934	553,953
Current maturities of debt	3,575,111	210,229
Debt discount	(122,375)	-
Accrued interest on debt	182,640	6,273
Current purchase consideration liability	607,950	-
Income taxes payable	126,988	117,767
Total current liabilities	5,670,248	888,222

Debt, net of current maturities	95,916	75,628
Warrant put liability	60,000	-
Purchase consideration liability, net of current portion	782,835	1,091,216

Total liabilities	6,608,999	2,055,066

Shareholders' equity:
Preferred Stock, 1,000,000 shares authorized, $.001 par value, 0 and 207 shares issued and outstanding at Dec. 31, 2009 and Dec. 31, 2008, respectively	-	-
Common stock, 251,000,000 shares authorized, $.001 par value, 65,049,084 and 41,511,060 shares issued and outstanding at Dec. 31, 2009 and Dec. 31, 2008, respectively	65,049	41,511
Additional paid in capital	29,274,041	19,033,644
Other comprehensive income (loss)	371,204	(304,480)
Retained earnings (loss)	(17,327,776)	(15,753,722)
Total shareholders' equity	12,382,518	3,016,953

Total liabilities and shareholders' equity	$18,991,517	$5,072,019

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

Purchase Consideration Related to Capital Supreme Purchase

In connection with our acquisition of Capital Supreme (Pty) Ltd. we agreed to pay purchase consideration to the selling stockholders of Capital Supreme in the amount of R25,000,000, comprised of an initial amount of R15,000,000 and an additional purchase consideration amount in the range of R10,000,000 which was to be generated through cash from operations.  The additional purchase consideration was structured as payment from cash available from net profits earned over the 18 month period following closing. This amount of purchase consideration was determinable at the purchase date and therefore was included as part of the purchase price.  The accompanying balance sheet includes a liability of approximately R10,000,000 (or $1,390,785 at December 31, 2009 and $1,091,216 at December 31, 2008, the difference due to exchange rate fluctuations) related to the purchase consideration liability.

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

The purchase consideration payable for Capital Supreme (Pty) Ltd was R25,000,000, or approximately $3,173,000, and was comprised of two components: (i) R15,000,000 was payable in cash upon closing of the transaction and (ii) R10,000,000 additional purchase consideration which was to be generated through cash from operations.  The additional purchase consideration was structured as payment from cash available from net profits earned over the 18 month period following closing.  The Capital Supreme sellers were also given an option to purchase 2,000,000 shares of our common stock, for an exercise price of R1,000,000.  This option was subsequently cancelled (see Note 21 – SUBSEQUENT EVENTS).

We financed the payment of the initial R15,000,000 (approximately $1,904,000) cash payment through the issuance of preferred stock and a note payable.  Rendez-Vous Management paid $1,000,000 and Target Equity paid $703,505 and each received shares of preferred stock for making these payments on our behalf.  In addition, Elvena Enterprises paid $200,000 and was issued a note payable from the Company.  Subsequently all the preferred shares and the note payable issued as part of the Capital Supreme acquisition were converted into shares of our common stock. The cash paid in this acquisition was paid directly from the investor to the selling shareholders of Capital Supreme.

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

On March 15, 2010, we agreed to extend the time period for payment of the additional purchase consideration relative to the Capital Supreme (Pty) Ltd. acquisition as discussed in Note 8 from February 15, 2010 to December 31, 2010.  In connection with the extension, we cancelled the sellers' option to purchase 2,000,000 shares of our common stock.

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

Directors

Michael Levinsohn, Chief Executive Officer & President, Lenco Mobile Inc. Mr. Levinsohn is the CEO and President of Lenco Mobile Inc. He was a co-founder of Digital Vouchers (Pty) Ltd., the Internet and Internet loyalty program platform that we acquired in February 2008, and has served as a director and Chief Executive Officer since that time. From 2003-2007 he was the Managing Director of 121 Marketing, a leading CRM and loyalty program consultancy based in Johannesburg, South Africa. From 1998-2003, he was a co-founder and Sales and Marketing Director of Webworks, the company that developed and operated the Infinity CRM and loyalty program in South Africa. Clients of Infinity included many of the top retail and leisure brands in South Africa. Infinity was the number one ranked CRM and loyalty program in South Africa in 2003. Between 1988 and 1997 Mr. Levinsohn was at various times the CEO of Lanchem Limited, Ventel Limited and Integrated Consumer Products Limited.  All three companies were listed on the Johannesburg Stock Exchange. Mr. Levinsohn was until recently the President and Chief Executive Officer of Mobicom Corp., a Nevada corporation, with operations in Korea. Mr. Levinsohn has been the Managing Director of Sterling Trust (Pty) Ltd., a privately owned investment banking company since March 1988.  Mr. Levinsohn was chosen to serve on our board of directors because of his past leadership experience with high growth companies, and his international experience in mobile marketing and customer relationship management.  He has also served on the boards of directors of three publicly quoted companies listed on the Johannessburg Stock Exchange.

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

May 28, 2010	LENCO MOBILE INC.
	By:	/s/ Michael Levinsohn
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

May 28, 2010	/s/ Michael Levinsohn
Michael Levinsohn, Chief Executive Officer and Director (Principal Executive Officer)

May 28, 2010	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer (Principal financial officer)

May 28, 2010	/s/ Stephen Boyd
Stephen Boyd, Director

May 28, 2010	/s/ Jonathan Fox
Jonathan Fox, Director

May 28, 2010	/s/ Ronald Wagner
Ronald Wagner, Director