Form 10-Q/A
period 2010-03-31
LENCO MOBILE INC.
filed 2010-05-28
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10- Q/A

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

Quarterly Report on Form 10- Q/A

For the Quarterly Period Ended March 31, 2010

Explanatory Note

In this registration statement, unless the context indicates otherwise, the terms “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the period ended March 31, 2010 and originally filed with the Commission on May 14, 2010 to clarify the accounting treatment of a purchase consideration liability in connection with the acquisition of Capital Supreme (Pty) Ltd appearing in Note 10-Contingent Liabilities to the financial statements included in this report.  For convenience, we have included the full text of the 10-Q.

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

Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets

	As of
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,207,651	$386,811
Accounts receivable, net	2,866,614	2,632,995
Debt issuance costs, net	35,415	52,885
Original issue discount, net	54,500	80,375
Notes receivable, current portion	65,000	65,000
Other current assets	116,559	356,179
Total current assets	4,345,739	3,574,245
Property and equipment, net	1,543,065	1,533,499
Other noncurrent assets:
Intangible assets - goodwill	3,562,682	3,562,322
Intangible assets - other, net	9,718,125	10,300,766
Other noncurrent assets	24,026	20,685
Total other noncurrent assets	13,304,833	13,883,773
Total assets	$19,193,637	$18,991,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,544,221	$1,299,934
Current maturities of debt	4,241,765	3,575,111
Debt discount	(89,000)	(122,375)
Accrued interest on debt	296,813	182,640
Current purchase consideration liability	1,217,939	607,950
Income taxes payable (receivable)	(321,950)	126,988
Total current liabilities	6,889,788	5,670,248
Debt, net of current maturities	95,324	95,916
Warrant put liability	60,000	60,000
Purchase consideration liability, net of current portion	-	782,835
Total liabilities	7,045,112	6,608,999
Shareholders' equity:
Preferred Stock , 1,000,000 shares authorized, $.001 par value, 0 shares issued and outstanding at both March 31, 2010 and December 31, 2009	-	-
Common stock, 251,000,000 shares authorized, $.001 par value, 65,049,084 shares issued and outstanding at both March 31, 2010 and December 31, 2009	65,049	65,049
Additional paid in capital	29,274,041	29,274,041
Other comprehensive income	378,822	371,204
Retained earnings (loss)	(17,569,387)	(17,327,776)
Total shareholders' equity	12,148,525	12,382,518
Total liabilities and shareholders' equity	$19,193,637	$18,991,517

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

In connection with our acquisition of Capital Supreme (Pty) Ltd. we agreed to pay purchase consideration to the selling stockholders of Capital Supreme in the amount of R25,000,000, comprised of an initial amount of R15,000,000 and an additional purchase consideration amount in the range of R10,000,000 which was to be generated through cash from operations.  The additional purchase consideration was structured as payment from cash available from net profits earned over the 18 month period following closing. This amount of purchase consideration was determinable at the purchase date and therefore was included as part of the purchase price.  The accompanying balance sheet includes a liability of approximately R10,000,000 (or $1,217,939 at March 31, 2010 and $1,390,785 at December 31, 2009, the difference due to exchange rate fluctuations) related to the purchase consideration liability.

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

LENCO MOBILE INC.

Date: May 28, 2010	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
4.1	Form of Amendment Agreement to Promissory Notes	Filed as an exhibit to the registrant’s registration statement on Form 10 filed on April 15, 2010.
10.1	Separation Agreement and General Release dated February 26, 2010 by and between Lenco Mobile USA Inc. and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 4, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.
________________
* Management contract or compensatory plan or arrangement