Form 10-Q
period 2010-06-30
LENCO MOBILE INC.
filed 2010-08-16
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-53830

 LENCO MOBILE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 345 Chapala Street, Santa Barbara, California (Address of principal executive offices)	75-3111137 (I.R.S. Employer Identification No.) 93101 (Zip Code)
(805) 308-9199 (Issuer's telephone number, including area code)

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
Yes ☐             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                   Accelerated filer ☐                             Non-accelerated filer ☐                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

As of August 6, 2010, 66,052,746 shares of Lenco Mobile Inc.'s common stock were outstanding.

Lenco Mobile Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2010

Explanatory Note

In this report, unless the context indicates otherwise, the terms "Lenco Mobile," "Company," "we," "us" and "our" refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

Special Note about Forward-Looking Statements

Certain statements in this report are "forward-looking statements." Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as "may," "will," "should," "could," "would," "expects," "plans," "believes," "anticipates," "intends," "estimates," "approximates," "predicts," or "projects," or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	anticipated trends in our revenues or operating expenses;

•	our ability to obtain future financing or funds when needed;

•	the timing or anticipated success of the launch of our mobile phone services with new Wireless Carrier customers;

•	the timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

•	the timing of any new product or service release, and expectations concerning customer acceptance of such a release

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•
the anticipated success or benefits associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties;

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

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.
Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets

	As of
	June 30, 2010	Dec. 31, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,079,658	$386,811
Investments	616,688	-
Accounts receivable, net	3,216,838	2,632,995
Debt issuance costs, net	17,945	52,885
Original issue discount, net	28,625	80,375
Notes receivable, current portion	65,000	65,000
Other current assets	128,693	356,179
Total current assets	5,153,447	3,574,245

Property and equipment, net	1,558,308	1,533,499

Other noncurrent assets:
Intangible assets - goodwill	3,537,676	3,562,322
Intangible assets - other, net	9,108,862	10,300,766
Other noncurrent assets	29,641	20,685
Total other noncurrent assets	12,676,179	13,883,773

Total assets	$19,387,934	$18,991,517

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,909,821	$1,299,934
Current maturities of debt	2,672,583	3,575,111
Debt discount	(55,625)	(122,375)
Accrued interest on debt and obligations	85,280	182,640
Current contingent consideration liability	589,811	607,950
Income taxes payable (receivable)	(211,365)	126,988
Total current liabilities	4,990,505	5,670,248

Debt, net of current maturities	137,487	95,916
Warrant put liability	60,000	60,000
Contingent consideration liability, net of current portion	-	782,835

Total liabilities	5,187,992	6,608,999

Shareholders' equity:
Preferred Stock , 1,000,000 shares authorized, $.001 par value, 0 shares issued and outstanding at both June 30, 2010 and December 31, 2009	-	-
Common stock, 250,000,000 shares authorized, $.001 par value, 65,877,746 and 65,049,084 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	65,878	65,049
Additional paid in capital	32,076,448	29,274,041
Other comprehensive income	330,828	371,204
Retained earnings (loss)	(18,256,648)	(17,327,776)
Total Lenco Mobile Inc. shareholders' equity	14,216,506	12,382,518
Noncontrolling interest (deficit)	(16,564)	-
Total equity	14,199,942	12,382,518

Total liabilities and shareholders' equity	$19,387,934	$18,991,517

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$5,243,400	$4,445,943	$9,027,620	$5,894,663

Cost of sales	2,228,591	2,170,157	3,854,773	2,536,944

Gross profit	3,014,809	2,275,786	5,172,846	3,357,719

Operating expense:
Sales and marketing	266,414	78,092	411,000	106,500
General and administrative	2,306,605	1,320,179	4,129,694	1,966,480
Research and development	133,352	49,562	276,211	106,025
Depreciation and amortization	742,993	613,762	1,454,729	926,220
Total operating expense	3,449,363	2,061,595	6,271,634	3,105,226

Income (loss) from operations	(434,554)	214,191	(1,098,788)	252,493

Other income (expense):
Interest income (expense), net	(112,825)	(97,324)	(346,125)	(102,021)
Other income (expense), net	-	-	631,360	-
Total other income (expense)	(112,825)	(97,324)	285,235	(102,021)

Income (loss) before income taxes	(547,379)	116,867	(813,553)	150,472

Income tax expense	156,446	254,250	131,884	305,915

Net income (loss) including noncontrolling interest	(703,825)	(137,382)	(945,437)	(155,443)

Less: Net income (loss) attributed to noncontrolling interest	(16,564)	-	(16,564)	-

Net income (loss) attributed to Lenco Mobile Inc.	$(687,262)	$(137,382)	$(928,873)	$(155,443)

Net income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	65,163,803	54,157,214	65,106,760	48,753,049

Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(687,262)	$(137,382)	$(928,873)	$(155,443)

Foreign currency translation adjustment	(91,841)	830,847	(82,064)	787,121
Unrealized gain on investments	41,688	-	41,688	-

Total comprehensive income (loss)	$(737,415)	$693,465	$(969,249)	$631,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss attributed to Lenco Mobile Inc.	$(928,872)	$(155,443)
Adjustments to reconcile net income to net cash provided by operating activities:
Non controlling interest	(16,564)	-
Depreciation, amortization and other	1,454,738	932,907
Amortization of debt discounts	153,440	-
Loss on debt modification	-	93,000
Performed services for marketable securities	(575,000)	-
Changes in assets and liabilities:
Accounts receivable	(630,489)	(2,700,216)
Other current and non-current assets	217,382	235,412
Accounts payable, accrued expenses, and other current liabilities	(111,754)	2,222,392
Income taxes receivable	(338,910)	(76,044)
Net cash provided by (used in) operating activities	(776,029)	552,008

Cash flows from investing activities:
Purchase of property and equipment	(286,820)	(15,125)
Purchases and expenditures for intangible assets	(66,271)	(149,436)
Net cash used in investing activities	(353,091)	(164,561)

Cash flows from (used in) financing activities:
Payment of debt	(203,595)	-
Proceeds from issuance of debt	2,019,000	-
Net cash provided by financing activities	1,815,405	-

Effect of exchange rate changes on cash and cash equivalents	6,562	94,950

Net change in cash	692,847	482,397

Cash, beginning of period	386,811	3,245

Cash, end of period	$1,079,658	$485,642

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$493,682	$267,219
Cash paid for interest	$474,334	$6,189

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisition of Superfly assets	$-	$8,587,205
Conversion of Elvena Enterprises note payable and accrued interest to stock	$-	$206,274
Notes payables assumed related to former Superfly notes	$-	$2,707,500
Note receivable received for sale of equipment to third party	$-	$65,000
Conversion of 207 preferred shares for 10,350,000 shares of common stock	$-	$350
Conversion of notes for 828,662 shares of common stock	$2,754,000	$-

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lenco Mobile, Inc. and its 100% wholly owned subsidiaries AdMax Media Inc., Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc. and Lenco Technology Group Ltd.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has evaluated subsequent events through the date that the financial statements were issued based on the accounting guidance for subsequent events.

Reclassification

Certain prior period amounts were reclassified to conform to the current presentation with no effect on previously reported net income (loss) or retained earnings.

Foreign Currency Translation

Our financial statements are presented in United States Dollars ("USD" or "$").  Our Multimedia Solutions subsidiary's operations are based in South Africa and its local currency, the South African Rand, is the functional currency in that locale.  The financial statements of Multimedia Solutions are translated from South African Rands into USD in accordance with Accounting Standards Codification topic 830-30, "Foreign Currency Matters – Translation of Financial Statements".  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.  To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred.  Note that the "R" before all the figures in these financial statements and related footnotes signifies a denomination of South African Rands.

Accumulated Other Comprehensive Income

We follow ASC 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Accounts Receivable

We extend credit based on an evaluation of a customer's financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $62,534 and $38,244, respectively.

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

At June 30, 2010 and December 31, 2009, we classified a parcel of residential property with a cost of R764,708 (as of June 30, 2010 and December 31, 2009, this is approximately $100,177 and $103,312, respectively) as held for sale.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale.

Research and Development

Research and development expenditures are charged to operations when incurred.

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

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts and consists primarily of the sale transactional marketing services and advisory services rendered.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extend license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as delineated below:

Revenue is recognized when the following criteria are met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

•
Delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser. Completion of services or delivery or messages to mobile phone subscribers on behalf of our customers are the general components of delivery in our business.

•
The selling price is fixed or determinable.  We assess whether the selling price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•
Collectibility is reasonably assured.  We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Our mobile and Internet businesses operate under a several general types of contractual relationships and generate revenue from a several different sources, including the following:

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

•
Transaction fees:  The majority of our revenues are earned on a per transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   We enter into certain program contracts with clients, including manufacturers, retailers and commercial enterprises ("Brand Owners"), under which we provide a defined service for a fixed fee per transaction.  For example, our mobile statement products are used by some of our clients to deliver monthly statements to mobile phones to their respective clients. We earn a fixed fee for each statement sent to a mobile phone.  Revenues from these contracts are recognized upon provision of such services.  A significant portion of our online Internet business is transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generate from our online advertising campaigns.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

•
Master License Agreements:  We earn royalties from the license of our FlightPlan and FlightDeck platforms to our master licensees which are entities that have the rights to market and use these platforms in specific territories.  The master licensees pay us a percentage of the net receipts from customers for such rights.

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

Management also considers ASC topic 605-25, "Revenue Recognition," to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements.  Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance, tangible products containing software components and nonsoftware components that function together to deliver the product's essential functionality. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. When a sale involves multiple deliverables, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative selling price and recognized when revenue recognition criteria for each element are met.

This guidance does not change the units of accounting for the Company's revenue transactions.  Our services qualify as separate units of accounting.  Delivery of marketing campaigns to mobile phone subscribers via MMS messages represents the majority of our mobile revenues.  These services are considered delivered when each MMS message is delivered to a subscriber.  Our internet business is contains instances where final acceptance of the service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Advisory fees for creation of a customer's marketing campaign are recognized upon delivery or completion of performance. Some of our clients, including certain Wireless Carriers, pay us fixed monthly fees, or retainers, for the right to use defined products and services. Revenues from retainer arrangements are recognized ratably over the term of the contract as per ASC topic 605-20-25-3 which requires recognition of revenue over the period in which we are obligated to perform such services.  The Company's arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At June 30, 2010 and December 31, 2009, deferred revenue was $17,686 and $7,063, respectively.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, "Compensation – Stock Compensation" which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. We expense the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of June 30, 2010 and December 31, 2009, there were no options outstanding.

Fair Value of Financial Instruments

Certain of our financial instruments, including cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have had long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

As of June 30, 2010, our "Investments" on our Consolidated Balance Sheet for June 30, 2010 are presented at fair value.  Beside "Investments," we did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reason for such transfers and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance was effective for us beginning in the second quarter of 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for us in the fourth quarter of fiscal 2011. We adopted the applicable portions of this guidance beginning in the second quarter of fiscal 2010, and we are currently evaluating the impact that the adoption of the remainder of this guidance might have on our financial statement disclosures in the fourth quarter of fiscal 2011.

Cash and Cash Equivalents

We define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Investments

Investments at June 30, 2010 consist of corporate securities held as available for sale.  We performed services for a customer for payment in both cash and stock as per the terms of the service agreement.  Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. Investments classified as trading securities are stated at fair value with unrealized gains and losses reported in earnings. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. we do not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Our investment policy is designed to limit exposure to any one issuer depending on credit quality. We use information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

Certain Risks and Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We extend credit based on an evaluation of the customer's financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required.

During the three months ended June 30, 2010, 53% of our revenues were from five customers totaling approximately $2.8 million.  At June 30, 2010, the amount due from these customers totaled approximately $1.5 million, which was included in accounts receivable at that date.

During the three months ended June 30, 2009, 74% of our revenues were from our top four customers totaling approximately $3.4 million.  At June 30, 2009, the amounts due from these customers totaled approximately $3.5 million, which was included in accounts receivable at that date.  All of those accounts receivable were subsequently paid.

During the six months ended June 30, 2010, 51% of our revenues were from our top seven customers totaling approximately $4.65 million.  At June 30, 2010, the amounts due from these customers totaled approximately $1.9 million, which was included in accounts receivable at that date.

During the six months ended June 30, 2009, 55% of our revenues were from our top four customers totaling approximately $3.2 million.  At June 30, 2009, the amounts due from these customers totaled approximately $3.6 million, which was included in accounts receivable at that date.  All of those accounts receivable were subsequently paid.

As of June 30, 2010, we maintained fixed assets of $472,340 at locations in South Africa. In addition, approximately half of our $3,216,838 million of accounts receivable were from customers located in South Africa. Should South Africa become politically or economically unstable, then our operations could be disrupted.

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

Impairment of Long-Lived Assets

We apply the provisions of ASC Topic 360, "Property, Plant, and Equipment," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We evaluate the recoverability of our long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on our review, we believe that as of June 30, 2010 and December 31, 2009, there was no impairment of our long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred and totaled $65,798 and $31,012 for the six month periods ended June 30, 2010 and 2009, respectively; and $29,106 and $15,034 for the three month periods ended March 31, 2010 and 2009, respectively.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, "Income Taxes." Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

No significant penalties or interest relating to income taxes have been incurred during the three or six month period ended June 30, 2010 and 2009.

Earnings (loss) per Share

We calculate earnings per share in accordance with the ASC Topic 260, "Earnings Per Share."  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three and six months ended June 30, 2010 and June 30, 2009, 1,394,166 and 1,244,166 outstanding warrants were excluded from the computation because the effect of including them would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 "Improving Disclosures about Fair Value Measurements".  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years.  We are currently evaluating the impact of this ASU.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 – INVESTMENTS

(a) Summary of Available-for-Sale Investments

The following tables summarize the our available-for-sale investments:

May 1, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Publicly traded equity securities (Level 1 inputs)	$575,000	$41,688	-	$616,688

(b) Gains and Losses on Available-for-Sale Investments

The Company had no realized net gains (losses) associated with the Company's available-for-sale investments for the three or six month periods ended June 30, 2010 or 2009.

There were no impairment charges on investments on publicly traded equity securities during the second quarter and first six months of 2010 or 2009.

Our available-for-sale investments have no gross unrealized losses and no duration of time that any such losses have been unrealized for the three or six month periods ended June 30, 2010 or 2009.

The Company has evaluated its publicly traded equity securities as of June 30, 2010 and has determined that since there were no unrealized losses, there is no current indication of an other-than-temporary impairment. In the event that the security prices causes an unrealized loss, we will evaluate the security for an other-than-temporary impairment. This determination will be based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	June 30,
	2010 (unaudited)	December 31, 2009

Accounts receivable – trade	$3,279,372	$2,671,239
Allowance for doubtful accounts	(62,534)	(38,244)
Accounts receivable, net	$3,216,838	$2,632,995

NOTE 4 – NOTES RECEIVABLE

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

NOTE 5 – OTHER ASSETS

Other assets consisted of the following:

	June 30, 2010 (unaudited)	December 31, 2009

Prepaid expenses	$79,800	$81,827
Due from Superfly Advertising Inc. for expenses paid	-	268,638
Other	48,893	5,714
Other current assets	$128,693	$356,179

On August 31, 2009, we entered into a settlement agreement with Superfly Advertising, Inc. ("Superfly").  Under the terms of the settlement agreement, Superfly Advertising, Inc. agreed to pay us $900,000 in exchange for a release of claims. We had paid $268,638 of expenses on behalf of Superfly Advertising Inc. and recorded that as expense when paid in 2009.  We offset that expense, in the same amount of $268,638, which represented the value of 500,000 shares of Lenco Mobile Inc. that Superfly placed in escrow for us collect in the event that payment was not made to us.  This $268,638 value for the shares placed in escrow for expenses paid on behalf of Superfly was recorded as Other assets on the Consolidated Balance Sheets of Lenco Mobile Inc. until the payment of the $900,000 was received from Superfly on March 22, 2010.  As per ASC Topic 450, "Contingencies," we netted the amount recorded as "Other assets" of $268,638 against the cash received on March 22, 2010 of $900,000 and recorded that difference of $631,362 in "Other income" on the Consolidated Statement of Operations during the first quarter of the six month period ended June 30, 2010.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2010 (unaudited)	December 31, 2009

Furniture and fixtures	$752,023	$740,915
Leasehold improvements	188,072	180,134
Building	100,177	103,312
Computer and network equipment	886,364	645,132
Computer software	239,471	229,437
Total cost of property and equipment	2,166,107	1,898,931
Accumulated depreciation	(607,799)	(365,432)

Property and equipment, net	$1,558,308	$1,533,499

Depreciation expense was $133,369 and $75,655 for the three month periods ended June 30, 2010 and June 30, 2009, respectively. Depreciation expense was $247,366 and $103,840 for the six month periods ended June 30, 2010 and June 30, 2009, respectively

NOTE 7 – GOODWILL

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC 350-20 "Intangibles - Goodwill and Other"  goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present.  The net carrying value of goodwill was $3,537,676 and $3,562,322 at June 30, 2010 and December 31, 2009, respectively and was comprised of the following:

	December 31, 2009	Acquisitions	Change due to foreign currency translation changes	June 30, 2010 (unaudited)
Cell Card IP	$49,551	-	-	$49,551
Digital Vouchers Technology	207,228			207,228
Capital Supreme(Pty) Ltd.	812,101	-	(24,646)	787,455
Superfly Advertising, Inc. (Consumer Loyalty, LLC and Legacy Media, LLC)	2,247,288	-	-	2,247,288
Simply Ideas, LLC	246,154	-	-	246,154

Total Goodwill	$3,562,322	-	$(24,646)	$3,537,676

In the table above, "Other" includes foreign currency translation.

NOTE 8 – INTANGIBLES – OTHER, NET

In accordance with ASC 350-20 "Intangibles - Goodwill and Other" intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

Intangible assets – other, net at June 30, 2010 and December 31, 2009 were comprised of the following:

	Period of Amortization	June 30, 2010 (unaudited)	December 31, 2009
Intangibles assets - other, net:
CellCard Purchased Technology	7 years	$750,000	$750,000
Digital Vouchers Purchased Technology	7 years	350,000	350,000
Secondary Domain Names	N/A	877,668	877,668
SEO and Web Optimization Tools	4 years	135,708	135,708
AdMax Marketing Contact Database	7 years	2,984,526	2,984,526
AdMaximizer/Realtime3	4 years	3,870,069	3,870,069
Simply Ideas Lead Generation	4 years	103,110	103,110
Simply Ideas MicroGravity Media	4 years	281,011	281,011
Simply Ideas Database	7 years	6,152	6,152
Simply Premium Web	N/A	112,299	112,299
Simply Live Website	N/A	337,847	337,847
Companion	4 years	505,764	521,593
Flight Deck	4 years	1,340,201	1,382,146
Flight Plan	4 years	337,529	348,092
Mobi Builder	4 years	459,788	474,178
Non Compete Agreements	5 years	19,771	20,391
Software Development – Universal Player	4 years	31,333	-

Total cost of intangibles - other		12,502,775	12,554,790

Less: Amortization		(3,393,913)	(2,254,024)

Intangibles assets - other, net		$9,108,862	$10,300,766

Amortization expense for three month periods ended June 30, 2010 and June 30, 2009 equaled $609,624 and $538,107, respectively. Amortization expense for six month periods ended June 30, 2010 and June 30, 2009 equaled $1,207,372 and $822,381, respectively.

Estimated aggregate amortization expense for each of the next seven fiscal years is:

2010	$2,359,260
2011	2,367,742
2012	2,140,876
2013	858,310
2014	592,864
2015	584,383
2016	84,623
Total amortization	$8,988,058

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Accounts payable	$1,121,662	$965,474
Accrued expenses	770,473	327,397
Deferred revenue	17,686	7,063
Accounts payable and accrued expenses	$1,909,821	$1,299,934

NOTE 10 – DEBT

Our debt is comprised of the following:
Balance at June 30, 2010 (unaudited)	Balance at December 31, 2009
We issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009.   In June 2010, we converted two of the notes with a principal amount of $1,485,000 plus accrued interest of $49,235 to shares of our common stock.  One note for $100,000 was repaid on March 2, 2010. The remaining four convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured.  The principal and all accrued and unpaid interest were originally due and payable on March 1, 2010.  In June 2010, the Company reached agreements to extend the due date on two of the notes, aggregating to $200,000 of principal from July 16, 2010 to January 16, 2011.  An aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  We are involved in a legal dispute with the note holder of the $260,000 past due note.  The holder of the remaining $37,500 past due note is deceased and we are in communications with the family of the deceased regarding how they would like to proceed. The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share.  The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.
$497,500	$2,082,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009.  The promissory note bears interest at a rate of 12%, becomes due on January 16, 2011 and is convertible into shares of our common stock at the conversion price of $3.00 per share.
	668,250	668,250

On November 10, 2009, we issued a convertible promissory note for $300,000 to Floss Limited. The interest rate is 18% per annum and is due on November 10, 2010. The note is convertible into shares of our common stock at a conversion price of $2.25 per share.	300,000	300,000

On November 29, 2009, we issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 12% and is due on January 16, 2011.	460,000	460,000

On December 12, 2009, the Company issued a note payable with a face amount of $52,351 to Bridges Investment. The note bore interest at 12% and was due on March 31, 2010. The note was paid on March 16, 2010.	-	52,351

On February 4, March 3, March 19, and April 9, 2010 we received $219,000, $100,000,  $450,000, and $500,000 respectively, in exchange for notes payable to Rendez-Vous Management, Ltd. All of the $1,269,000 in notes were converted to shares of the Company’s common stock at $4.00 per share. On June 16, 2010 we received $700,000 in exchange for a non-interest bearing note payable are interest free and no fixed terms of repayment. Each of the foregoing notes was issued by Rendez-Vous Management Limited based on a commitment to secure and or provide additional funding in the amount of up to $5,000,000. Should we elect to take up additional loans, or part thereof, the terms of the additional loan will be agreed between us and Rendez-Vous Management Limited at such point in time. On July 13, 2010, this $700,000 note was converted to shares of our common stock at $4.00 per share.
	700,000	-

In April 2010, we entered into capital obligations to acquire computer equipment and servers. These obligations bear interest at a rate of 10% per annum.	80,896	-

On November 1, 2007, we entered into a mortgage loan agreement to purchase a building in South Africa (see Note 1) with a cost of $103,358. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. dollars may also fluctuate.	103,424	107,926
	2,810,070	3,671,027
Less current maturities	2,672,583	3,575,111
Debt payable, net of current maturities	$137,487	$95,916

  In June 2010, we converted $1,534,235 of outstanding debt and related accrued interest to shares of our common stock at a conversion price of $3.00 per share and $1,269,000 of outstanding debt and related accrued interest to shares of its common stock at a conversion price of $4.00 per share.

On April 9, 2010 and June 16, 2010, the Company received $500,000 and $700,000 in cash in exchange for notes payable, respectively from Rendez-Vous Management, Ltd.  We paid back $50,000 against the oldest loans from Rendez-Vous Management on April 9, 2010.  The $500,000 note payable was converted to stock as part of the $1,269,000 conversion described in the preceding paragraph.  The $700,000 note payable was converted to shares of the Company's common stock subsequent to the June 30, 2010 quarter end on July 13, 2010 at $4.00 per share.

In connection with the issuance of the $718,500 and the $460,000 notes to Agile Opportunity Fund, LLC, we recorded original issue discounts of $43,500 and $60,000, respectively.  We are amortizing the original issue discounts over the life of the notes.  As of June 30, 2010, we had amortized $74,875 of the original issue discounts.  Of this amount $25,875 and $51,750 were recorded as interest expense for the three and six months ended June 30, 2010.

In connection with issuance of the $460,000 note to Agile Opportunity Fund, LLC in 2009, we issued to Agile Opportunties Fund, LLC 20,000 shares of our common stock, 75,000 Series A Warrants and 75,000 Series B Warrants to purchase shares of our common stock.  Based on the relative fair value of these equity instruments, we recorded a debt discount of $133,500.  We are amortizing the debt discount over the life of the note.  As of June 30, 2010, we have amortized $77,875 including $33,375 which has been recorded as interest expense for the three months ended June 30, 2010 and $66,750 for the six month period ended June 30, 2010.

In 2009, we incurred $69,881 in transaction expenses in connection with the issuance of the $460,000 note to Agile Opportunity Fund, LLC, and recorded this amount as debt issue costs.  We are amortizing the debt issue costs over the life of the note.  As of June 30, 2010 we have amortized $51,936, including $17,470 recorded as amortization expense for the three months ended June 30, 2010 and $34,940 for the six month period ended June 30, 2010.

We also extended both the $668,250 and the $460,000 notes payables' due dates to Agile Opportunity Fund, LLC to January 16, 2011 and reduce the interest rate to 12% as per an agreement reached on August 13, 2010.  In exchange for these extensions we agreed to issue to Agile Opportunity Fund, LLC 50,000 shares of our common stock.

At June 30, 2010 and December 31, 2009, there was $85,280 and $182,640 in accrued interest on debt and obligations, respectively.

The Company is the lessee of network and computer equipment in our South African office under capital leases expiring in various years through 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the quarter ended June 30, 2010.

Depreciation on assets under capital leases charged to expense for the three and six months ended June 30, 2010 was approximately $11,000 and $14,500, respectively.  The assets and related capital lease obligations were not put in place prior to January 1, 2010, as such there is no depreciation expense related to these items in 2009.

Following is a summary of property held under capital leases:

	June 30, 2010 (unaudited)	December 31, 2009
Network and computer equipment	$98,284	$-
Less: Accumulated amortization (or depreciation)	(13,063)	-
Net book value of equipment under capital lease obligations	$85,221	$-

The following tables summarize the Company's capital lease obligations:

	June 30, 2010 (unaudited)	December 31, 2009
Current portion of obligations under capital leases	$35,571	$-
Noncurrent portion of obligations under capital leases	45,325	-
Noncurrent portion of obligations under capital leases	$80,896	$-

Minimum future lease payments under capital leases as of June 30, 2010 for each of the next two years and in the aggregate are:

2010	$21,538
2011	34,748
2012	17,374
2013	7,236
Minimum future lease payments	$80,896

NOTE 11 – CONTINGENT LIABILITIES

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

Profit Warranty Related to Capital Supreme Purchase

On August 11, 2008, we acquired Capital Supreme, (Pty) Ltd ("Capital Supreme"), a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3,173,000.

We have remeasured the contingent liability at June 30, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC 805-10 "Business Combinations." We have calculated a remaining liability related to these contingent events of $589,811 as shown on the accompanying consolidated balance sheet as of June 30, 2010.  This balance includes the total original profit warranty valued at R10,000,000 less the payments made from January 1, 2010 through June 30, 2010 of R4,508,724 (approximately $630,000).  The remeasurement of the balance of this contingent liability from December 31, 2009 to June 30, 2010 resulted in no net effect to the Consolidated Statement of Operations.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At June 30, 2010, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 12 – SEGMENT INFORMATION

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising Inc., a Delaware corporation.  In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities to our newly formed subsidiary AdMax Media Inc. ("AdMax").  We have historically been involved in a single industry, mobile phone marketing; however, with this new subsidiary, we also became involved in Internet marketing.  Therefore, as of March 1, 2009 our products and operations are managed in two segments; the mobile phone segment and the Internet segment.  A segment is determined primarily by the method in which it delivers its products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile phone segment primarily operates in South Africa, but we have begun to earn revenues in Australia though the wireless carrier Optus.  The Internet segment primarily operates in the United States.  The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the six month period ended June 30, 2010.

	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, and R&D expense	Depreciation & amortization expense	Income (loss) from operations

Mobile phone	$3,713,219	$892,899	$2,820,321	$2,029,281	$405,000	$386,039

Internet	5,314,400	2,961,875	2,352,526	1,983,744	922,007	(553,225)

Corporate costs				803,880	127,722	(931,602)

Total consolidated	$9,027,620	$3,854,773	$5,172,846	$4,816,905	$1,454,729	$(1,098,788)

 NOTE 13 – OPERATING LEASES

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

We lease our headquarters' office space, and a corporate apartment in Santa Barbara, California.  These headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through December 31, 2011.  The leases include an option to renew for multiple year periods. Subsequent to June 30, 2010, on July 15, 2010, we leased an additional office in the headquarters building in Santa Barbara for $1,250 per month for one year with one multiple year renewal option.

We do not have operating leases other than these leases for space described above. Operating lease expense for three months ended June 30, 2010 and June 30, 2009 was $102,707 and $48,568, respectively. Operating lease expense for six months ended June 30, 2010 and June 30, 2009 was $212,977 and $62,535, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

On April 9, 2010 and June 16, 2010, Rendez-Vous Management, Ltd. received notes payable from the Company in exchange for cash in the amounts of $500,000 and $700,000, respectively. The loans are interest free and due on demand.  We paid $50,000 on April 9, 2010 against the oldest amounts loaned to us from Rendez-Vous Management, Ltd.

In June 2010 we converted $1,534,235 of our outstanding notes payable into shares of its common stock.  Of this amount $1,269,000 represented notes payable outstanding to Rendez-Vous Management, Ltd., which converted at a price of $4.00 per share.

On July 13, 2010, the $700,000 note payable to Rendez-Vous Management, Ltd. was converted to shares of our common stock at $4.00 per share.

Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  Rendez-Vous Management, Ltd. is owned by two trusts.  Mr. Levinsohn, our Chief Executive Officer is one of a class of beneficiaries of one of the two trusts.

NOTE 15 – GOVERNMENT REGULATION

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

NOTE 16 – SUBSEQUENT EVENTS

On July 13, 2010, a $700,000 note payable due to Rendez-Vous Management, Ltd. was converted to shares of our common stock at $4.00 per share.

On August 13, 2010, we extended both the $668,250 and the $460,000 notes payables' due dates to Agile Opportunity Fund, LLC to January 16, 2011 and reduced the interest rate to 12%.  In exchange for these extensions we issued Agile Opportunity Fund, LLC 50,000 shares of the Company's common stock.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "endeavors," "strives," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under "Part II, Item 1A. Risk Factors," and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We develop, own and operate mobile phone and Internet advertising platforms that are used by mobile telephone network operators ("Wireless Carriers") and manufacturers, retailers and commercial enterprises ("Brand Owners") to attract, retain and monetize relationships with consumers.

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

We have provided mobile marketing campaigns for Brand Owners such as Electronic Arts, Alfa Romeo, BMW, First National Bank, Multichoice, Clinique, Vodacom, Vodafone, Optus, Makro, LG, Samsung, Nedbank, Ellerines, JD Group, VW, SONY, Nokia, Mitsubishi, Peugeot, Woolworths, Volvo, Virgin Mobile, Toyota, Toshiba, Sun International, Nissan, Land Rover, Ford, Fiat, Estee Lauder, Doritos, SABMiller, BlackBerry, Imperial, Hang Ten, MTN and Nike.

We have also designed, built, integrated and hosted Mobi site--Internet sites that are accessed via a mobile phone--for many leading, blue chip Brand Owners including Sasko Flour, Nike, Samsung, Morkels, Joshua Door, Dodos Shoes, Vodafone, MTN, VodaShop, Toyota South Africa, Volkswagen South Africa, Nokia, Makro, Super Sport Television Channel, First National Bank, Ellerine's and Wetherlys.

Recent Developments

During the second quarter we continued to grow our core businesses and laid the groundwork for prospective future growth.  At the same time, we continued to improve our working capital position.

Overall revenues for the six months ended June 30, 2010 increased 53% to $9,027,620 from $5,894,663 for the same period last year.

In addition to the strong growth in our core South African and U.S. markets, we also made substantial progress in opening new markets.  In the second quarter, our distributor in Australia ran a successful MMS messaging campaign for Optus on their network.  We were also able to successfully test sending MMS messages through Iusacell and Telcel's networks in Mexico.  We have added representatives and staff in Mexico and South Korea to support anticipated operations in those territories.

During the last six months we have redeveloped our MMS messaging platform as part of our ongoing objective to deliver leading edge, scalable and secure solutions to our wireless carrier customers. Our redeveloped MMS messaging platform enables us to send more MMS messages, more effectively through a wireless carriers’ MMSC or Multimedia Messaging Switch Center. The new platform is operationally installed at Vodacom in South Africa, where it has been well received,. The new MMS messaging platform is modular in its design and can be deployed anywhere in the world via our unique cloud based platform. The redeveloped platform provides improved performance and enhances our ability to remotely manage, monitor and support installations globally.

We also increased IT staff to support our anticipated increase growth in revenue.  Our operating expenses increased, partially as a result of these investments, to $6,271,634 for the six months ended June 30, 2010, an increase of 102% compared to the same period last year.

The costs associated with increasing our operations impacted profitability.  For the six months ended June 30, 2010, the increased operating expenses more than offset the increase in revenues and gross profits, and we incurred a net loss of $928,873.  However, we believe that the investments that we have made in business development, remote offices, and infrastructure during the first half of 2010 will fuel additional growth for the second half.

We have also taken an number of steps to improve our balance sheet and working capital position.  At June 30, 2010, we had a net positive working capital of $162,942 compared to a working capital deficit of $2,096,003 at December 31, 2009.  During the six months ended June 30, 2010, we paid off $630,000 in contingent consideration liability associated with our acquisition of Capital Supreme (Pty), Ltd.  We also converted $2,803,203 of debt and accrued interest under our convertible promissory notes and other promissory notes to shares of common stock.  In June 2010, we reached agreements to extend the due date $200,000 of principal of our convertible promissory notes from July 16, 2010 to January 16, 2011.

Following the end of the second quarter, we converted an additional $700,000 of promissory notes into shares of common stock.  We also extended the due dates for an aggregate of $1,128,250 of notes payables to Agile Opportunity Fund, LLC to from July 16, 2010 to January 16, 2011 and reduced the interest rate to 12%.  We do intend to raise additional capital in order to provide the support to meet our client’s requirements and to continue growing our business. We believe that we will be able to continue growing our business significantly, with additional working capital.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated where applicable in Note 1 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.   In addition, management believes that the application of the following accounting policies are critical for an understanding of our financials statements.

Currency Conversion. The business of our mobile phone segment is generally conducted in South African Rand.  The financial statements of the Company are translated from South African Rand into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, "Foreign Currency Matters – Translation of Financial Statements".  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extend license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Management also considers ASC topic 605-25, "Revenue Recognition," to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements.  Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

Delivery of marketing campaigns to mobile phone subscribers via MMS messages represents the majority of our mobile phone segment revenues.  These services are considered delivered when each MMS message is delivered to a subscriber.  Our Internet marketing business contains instances where final acceptance of the service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Advisory fees for creation of a customer's marketing campaign are recognized upon delivery or completion of performance. Some of our clients, including certain Wireless Carriers, pay us fixed monthly fees, or retainers, for the right to use defined products and services. Revenues from retainer arrangements are recognized ratably over the term of the contract as per ASC topic 605-20-25-3 which requires recognition of revenue over the period in which we are obligated to perform such services.  Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

Fair Value Measures.  Effective as of the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company's financial position or results of operations. In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reason for such transfers and also require purchases, sales, issuances, and settlements information for Level 3 measurements to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance was effective for the Company beginning in the third quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The Company adopted the applicable portions of this guidance beginning in the third quarter of fiscal 2010, and it is currently evaluating the impact that the adoption of the remainder of this guidance might have on its financial statement disclosures in the first quarter of fiscal 2012.

Noncontrolling Interest.  Effective in the first quarter of fiscal 2010, the Company adopted revised accounting guidance which requires noncontrolling interests (formerly minority interest) to be presented as a separate component from the Company's equity in the equity section of the Consolidated Balance Sheets. The net income attributable to the noncontrolling interests was not significant to the Company's consolidated operating results and was not presented separately in the Consolidated Statements of Operations. In accordance with the adoption of this accounting guidance, the Company has expanded disclosures on noncontrolling interests in its consolidated financial statements where applicable, and the relevant presentation and disclosures have been applied retrospectively for all periods presented. The adoption of this accounting guidance had no impact on the Company's results of operations and did not have a material impact on the Company's financial position.

In addition to the critical accounting policies above, the preparation of financial statements in conformity with United States generally accepted accounting principles, or "GAAP," requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.

Summary of Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of expected future results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	3 Months. year-to-year	%	2010	2009	6 Month year-to-year
	(unaudited)	(unaudited)	change	change	(unaudited)	(unaudited)	Change	% chg
Revenue	$5,243,400	$4,445,943	$797,457	18%	$9,027,620	$5,894,663	$3,132,957	53%

Gross profit	3,014,809	2,275,786	739,023	32%	5,172,846	3,357,719	1,815,127	54%

Operating expenses	3,449,363	2,061,595	1,387,768	67%	6,271,634	3,105,226	3,166,408	102%

Income (loss) from operations	(434,554)	214,191	(648,745)	-303%	(1,098,788)	252,493	(1,351,281)	-535%

Net income	$(687,262)	$(137,382)	$(549,879)	-400%	$(928,873)	$(155,443)	$(773,430)	-498%

For the three months ended June 30, 2010, revenues were $5,243,400 compared to $4,445,943 for the three months ended June 30, 2009, representing an increase of $797,4576 or 18%.  Our mobile phone segment revenues expanded by approximately 10% and our Internet marketing segment revenues expanded over 400% compared to the same period last year.  We have increased our customer base in both the mobile and Internet marketing segments of our business and expanded our volumes with many key customers.  For the first time since we acquired our mobile marketing operations in August 2008, a Brand Owner that was not a Wireless Carrier was our largest customer in terms of sales volume for a quarter. Two of our top three customers were mobile marketing Brand Owners and the Internet marketing customer in the top three was part of our growing online education lead generation business.

For the three months ended June 30, 2010, our revenues were derived principally from five customers, which together represented 53% of revenues or approximately $2.8 million.  The largest single customer was approximately $700,000 in sales or 13% of total revenue for the quarter.  This is an improvement in customer concentration from the second quarter of 2009 when 74% of our revenues were driven by four customers. Our objective is to continue to increase revenues and decrease our risk of dependency on a smaller customer base.

For the six months ended June 30, 2010 our revenues were $9,027,260 versus $5,894,663 for the same period of 2009.  This in an increase of over $3.1 million or 53%.  Some of the increase is due to the impact of the acquisition of our Internet marketing business which occurred on February 28, 2009. Consequently, the revenues for the six months ended June 30, 2010 include a full six months of operation of the Internet marketing segment. The remaining increase is primarily due the expansion of our mobile and Internet marketing operations to an increasing client base, as well as greater revenues sourced from our key large customers.

We are currently engaged in negotiations to secure agreements with Wireless Carriers in Mexico, Colombia, Peru, Uruguay, Vietnam, Thailand, South Korea, Indonesia, the United Kingdom, New Zealand and China.  We have also expanded sales relationships in the U.S. Internet advertising segment. Through our master license agreement in Australia, which ran a very successful MMS messaging campaign with the Wireless Carrier Optus, we earned our first revenues in Australia and expect to continue to generate revenues from that region.  In the second quarter of 2010 we were also able to successfully test sending messages through Iusacell and Telcel in Mexico.  We have confirmed our ability to send mobile MMS messages through Wireless Carrier networks in the U.S., South Africa, Australia and Mexico, having tested with multiple Wireless Carriers in each of those territories, excluding Australia.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $3,014,809 compared to $2,275,786 for the same period last year, an increase of $739,023 or 32%.  Gross profit as a percentage of revenues ("gross margin") was 57% compared to 51% for the three months ended June 30, 2009.  In the second quarter of 2010, the mobile phone segment had a gross margin of 77% and our Internet marketing segment had a margin of 43%.  Both are improvements over the same quarter for 2009 where margins were 50% for the mobile phone segment and 37% for Internet marketing segment.  Generally, Brand Owners outside of Wireless Carriers tend to have higher gross margins and the second quarter of 2009 expanded such brand relationships when compared to the same period in 2009.  Note that gross profit and gross margin can also vary depending on the change in product mix and our roll-out of our mobile statements product has helped increase gross profit and gross margins year-over-year.

Gross profit for the six months ended June 30, 2010 was $5,172,846 versus $3,357,719 for the six month period ended June 30, 2009.  This represents an increase of $1,815,127 for the same six month period, year-over-year or a 54% increase in terms of gross dollars.  Gross margin approximated 57% for both the 2010 and 2009 six month period ended June 30.  There was lightness in both mobile and internet gross margins in the first quarter of 2010 relative to 2009 and this had the effect of diluting the strong gross margin performance in the second quarter of 2010 when calculating the year-to-date 2010 percentages.

Operating expenses

For the three months ended June 30, 2010, operating expenses were $3,449,363 compared to $2,061,595 for the three months ended June 30, 2009, an increase of 67%.  For the three months ended June 30, 2010, we increased our staffing and U.S. and international business development efforts, selling and marketing expenses in an effort to expand our sales to Brand Owners and Wireless Carriers in new territories.  We also increased our information technology staffing levels to support our increasing sales and services capacity for our customers.  Additionally, our, administrative and legal expenses increased in order to support the increased level of operations that we anticipate to develop from our international business development efforts.  We have now established representatives or staff in the U.K., Mexico and South Korea to drive our MMS messaging capabilities in those territories.  Our research and development expenses increased by approximately $100,000 from the second quarter of 2009 to the same period in 2010 as we continue to develop technologies to support new products and services in mobile marketing technologies supporting the Wireless Carriers' MMS platforms.  Our depreciation and amortization increased by approximately $130,000 due to the increased amortization stemming from the Simply Ideas acquisition post-second quarter 2009, and due to the additional capital expenditures to support our international expansion.

For the six months ended June 30, 2010, operating expenses were $6,271,634 compared to $3,105,226 for the six months ended June 30, 2009, an increase of approximately 100%.  The addition of the AdMax Internet marketing operations on February 28, 2009 is cause for some of the increase second quarter-over-quarter 2010 versus 2009.  Additionally, sales and marketing costs increased due to the to expansion of our sales to Brand Owners and Wireless Carriers in new territories. We increased general and administrative expenses by approximately $110,000 which was in part due to the AdMax addition and partially due to the staffing requirements to support the business including the immediate growth plans as well as the costs of maintaining public-reporting entity. Our research and development increased by approximately $170,000 from the first six months of 2009 to the same period in 2010 as we continue to develop technologies to support new products and services in mobile marketing technologies supporting the wireless carriers' MMS platforms.  Our depreciation and amortization increased by approximately $530,000 due to a full period of increased amortization stemming from the AdMax and the Simply Ideas acquisitions, and also due to the additional capital expenditures to support our international expansion efforts.

Income (loss) from operations

For the three months ended June 30, 2010, loss from operations was $434,554 as compared to income from operations of $214,191 for the three months ended June 30, 2009.  The growth in our operating expenses as described above which more than offset our improved profitability from higher sales resulted in a decrease of $648,745 versus the same quarter of 2009.

For the six months ended June 30, 20010, we had as loss from operations of $1,098,788 versus income from operations of $252,493 for the same period in 2009. The decrease in operating income is driven by primarily by the increase in gross profitability offset by the operating expense increases described above.

Net Loss

For the three months ended June 30, 2010, net loss was $687,252 compared to a net loss of $137,382 for the three months ended June 30, 2009.

For the six months ended June 30, 2010, net loss was $928,873 versus a net loss of $155,443 for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, our principal sources of liquidity included cash and cash equivalents of $1,079,658 compared to $386,811 at December 31, 2009.  In addition, at June 30, 2010, accounts receivable, net of allowances, were $3,216,838 compared to $2,632,955 at December 31, 2009. At June 30, 2010, we had a net positive working capital position of $162,942 compared to a working capital deficit of $2,096,003 at December 31, 2009.  The change in working capital was primarily the result of the following factors for the year-to-date through June 30, 2010:  (i) the large increase in sales and collected cash; (ii) debt borrowing of $2,019,000; (iii) conversion of $2,803,203 of debt and accrued interest to shares of our common stock; (iv) payments on our contingent consideration liability of approximately $630,000 in the first six months of 2010.

For the six months ended June 30, 2010, we deployed $776,029 of net cash used in our operating activities which was derived from a net loss of $982,872, increased by adjustments for depreciation, amortization, and other adjustments of $1,016,614, and decreased by changes in operating assets and liabilities of $863,771.

Investment activities consumed cash in the amount of $353,091 during the six months ended June 30, 2010, related primarily to the purchase of equipment to support our business growth and expansion requirements.  As of June 30, 2010, we do not have any significant commitments for capital expenditures.  However, we are aggressively pursuing the expansion of our services with Wireless Carriers in new territories.  We have already established offices in Mexico and South Korea and are looking to establish subsidiary operations in other territories which, if successful, would require additional capital expenditures.

Financing activities provided net cash in the amount of $1,815,405 during the six months ended June 30, 2010, related to the cash we receive in return for notes payable less the notes payable repaid during the year-to-date period ended June 30, 2010.

As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  We are in litigation with the note holder of $260,000 of the $297,500 of notes past the due date while the holder of the note for the remaining $37,500 deceased and we are in communications with the family of the deceased regarding how they would like to proceed as an executor has not been appointed by Probate Court.

Our primary need for capital is to support our expansion into selected international markets.  We have opened operations in Mexico and South Korea and we are currently negotiating contracts with additional Wireless Carriers around the world.  As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts.  We intend to finance these costs through the sale of debt or equity securities.  We do not have any arrangements for such financing in place at this time, however, Rendez-Vous Management Limited has undertaken to secure and or provide additional funding for the Company in the amount of up to $5,000,000.  Rendez-Vous has advanced us $2,019,000 on this commitment in the form of unsecured demand notes up to June 30, 2010.  Of this amount, $50,000 was repaid in cash and the balance was subsequently converted into common stock at a price of $4.00 per share.  Should the Company elect to take up the additional loan, or part thereof, the terms of the additional loan will be agreed between the Company and Rendez-Vous Management Limited at such point in time. There can, however, be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders.

If we cannot secure additional financing, we believe that we can continue to operate our business using our positive cash flow from operations; however, we may be compelled to reduce our investment in additional geographic locations which would slow our anticipated rate of growth.  While we incurred a net loss for the year-to-date period ended June 30, 2010, a significant portion of the loss was attributable to non-cash expenses from depreciation and amortization.  Furthermore, we have the commitment from Rendez-Vous Management Limited to provided additional financing as discussed in the preceding paragraph and we continue to negotiate with parties for an additional influx of capital over the near term although no assurances can be given that such negotiations will provide any future financing.

Recent Accounting Pronouncements

Please see the section entitled "Recent Accounting Pronouncements" contained in "Note 1 – Basis of Presentation" to our financial statements included in Part I—Item 1 - Financial Statements of this report.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Limitations On Disclosure Controls And Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II -

 OTHER INFORMATION

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

Item 1.A.   Risk Factors.

The risk factors set forth below update the risk factors in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial position and results of operations.

Investors should carefully consider the risks described below before deciding whether to invest in our common stock.  The risks described below are not the only ones we face.  Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results.  If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.  In such case, the trading price of our common stock could decline and you could lose all or part of your investment.  Our other filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below.  See "Special Note Regarding Forward-Looking Statements."

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

During the six month period ended June 30, 2010, we borrowed an aggregate of approximately $2 million from Rendez-Vous Management Ltd.  These loan were unsecured, did not accrue interest and were payable on demand.  As of July 13, 2010 we have converted all of the Rendez-Vous notes to shares of our common stock. Rendez-Vous has orally committed to provide up to $5 million of financing to us, but no terms for such financing have been defined.

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

Although we currently transact approximately 60% to 70% of our business in U.S. dollars, we also transact approximately the inverse amount of our business in South African Rands.  Consequently, we are currently exposed to fluctuation between the United States dollar and the South African Rand, which varied by approximately 48% in 2009.  We have opened offices in South Korea and Mexico and we are aggressively seeking to establish new markets for our products and services in territories including EMEA, and other Latin American countries.  We currently anticipate that we will conduct transactions in those countries that will be denominated in the local host currency.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

  In June 2010, we issued 511,412 shares of our common stock to two of the holders of our outstanding convertible promissory notes upon conversion of $1,534,235 of debt outstanding under those notes.  The shares were issued at a conversion price of $3.00 per share in accordance with the terms of the convertible promissory notes.

Also in June 2010, we issued 317,250 shares of our common stock to one holder of our outstanding debt, Rendez-Vous Management, Ltd., in exchange for the conversion of $1,269,000 of outstanding debt and related accrued interest.  The shares were issued at a price of $4.00 per share.

On July 13, 2010 we issued 175,000 shares of our common stock to Rendez-Vous Management, Ltd in exchange for the conversion of a $700,000 note payable.  The shares were issued at a price of $4.00 per share.

The issuance of shares of our common stock above was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  Our reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.   Defaults Upon Senior Securities.

As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes, has made demand for payment.  We dispute the validity of the debt and intend to vigorously pursue our rights in relation thereto.  The holder of the note for the remaining $37,500 deceased and we are in communications with the family of the deceased regarding how they would like to proceed as an executor has not been appointed by the Probate Court.

Item 4.   Other Information

On August 16, 2010, Lenco Mobile, Inc. issued a press release reporting its financial results for the quarter ended June 30, 2010. A copy of the press release is furnished as Exhibit 99.1 to this report.

The information contained in this Item 4 and in the accompanying exhibit shall not be deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Item 5.   Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENCO MOBILE INC. /s/ Thomas Banks Thomas Banks, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
4.1	Securities Purchase and Amendment Agreement dated August 13, 2010	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.
99.1	Press Release issued August 16, 2010	Filed herewith.