Form 10-Q
period 2010-09-30
LENCO MOBILE INC.
filed 2010-11-15
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☒          No  ☐

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
Yes  ☐          No  ☒

As of November 3, 2010, 70,378,981 shares of Lenco Mobile Inc.'s common stock were outstanding.

Lenco Mobile Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2010

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

Special Note about Forward-Looking Statements

Certain statements in this report are "forward-looking statements." Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as "may," "will," "should," "could," "would," "expects," "plans," "believes," "anticipates," "intends," "estimates," "approximates," "predicts," or "projects," or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

●	anticipated trends in our revenues or operating expenses;

●	our ability to obtain future financing or funds when needed;

●	the timing or anticipated success of the launch of our mobile phone services with new Wireless Carrier customers;

●	the timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

●	the timing of any new product or service release, and expectations concerning customer acceptance of such a release

●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

●
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

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Balance Sheets

	As of
	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,856,578	$386,811
Investments	632,500	-
Accounts receivable, net	2,465,812	2,632,995
Debt issuance costs, net	138,189	52,885
Original issue discount, net	10,000	80,375
Notes receivable, current portion	65,000	65,000
Income taxes receivable	551,164	-
Other current assets	197,561	356,179
Total current assets	12,916,804	3,574,245

Property and equipment, net	1,576,991	1,533,499

Other noncurrent assets:
Intangible assets - goodwill	12,235,826	3,562,322
Intangible assets - other, net	21,781,355	10,300,766
Other noncurrent assets	29,685	20,685
Total other noncurrent assets	34,046,866	13,883,773

Total assets	$48,540,661	$18,991,517

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,010,656	$1,299,934
Current maturities of debt, net of discount of $22,250 and $122,375 at September 30, 2010 and December 31, 2009, respectively	1,953,013	3,452,736
Accrued interest on debt and obligations	116,076	182,640
Current contingent consideration liability	464,690	607,950
Income taxes payable	-	126,988
Total current liabilities	4,544,435	5,670,248

Debt, net of current maturities	137,518	95,916
Warrant put liability	60,000	60,000
Contingent consideration liability, net of current portion	12,237,896	782,835

Total liabilities	16,979,849	6,608,999

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value,100,000 shares issued and outstanding at September 30, 2010 and 0 at December 31, 2009	100	-
Common stock, 250,000,000 shares authorized, $.001 par value, 70,378,981 and 65,049,084 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	70,379	65,049
Additional paid in capital	52,264,733	29,274,041
Accumulated other comprehensive income	630,981	371,204
Accumulated deficit	(21,362,487)	(17,327,776)
Total Lenco Mobile Inc. shareholders' equity	31,603,706	12,382,518
Noncontrolling interest (deficit)	(42,894)	-
Total equity	31,560,812	12,382,518

Total liabilities and shareholders' equity	$48,540,661	$18,991,517

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,920,140	$2,793,717	$11,947,760	$8,688,380

Cost of sales	2,240,393	1,205,729	6,095,166	3,742,672

Gross profit	679,747	1,587,988	5,852,594	4,945,708

Operating expense:
Sales and marketing	273,335	116,754	684,335	223,255
General and administrative	2,515,877	1,481,477	6,645,571	3,447,957
Research and development	137,912	72,562	414,123	178,587
Depreciation and amortization	807,414	627,800	2,262,143	1,554,020
Total operating expense	3,734,538	2,298,593	10,006,172	5,403,819

Loss from operations	(3,054,791)	(710,605)	(4,153,578)	(458,111)

Other income (expense):
Interest income (expense), net	(126,103)	(43,728)	(472,228)	(145,749)
Other income (expense), net	0	(168,000)	631,360	(168,000)
Total other income (expense)	(126,103)	(211,728)	159,132	(313,749)

Loss before income taxes	(3,180,894)	(922,333)	(3,994,446)	(771,860)

Income tax expense (benefit)	(257,057)	(63,988)	(125,173)	241,927

Net loss including noncontrolling interest	(2,923,837)	(858,345)	(3,869,273)	(1,013,787)

Less: Net loss attributed to noncontrolling interest	(26,330)	0	(42,894)	0

Net loss attributed to Lenco Mobile Inc. common shareholders	$(2,897,507)	$(858,345)	$(3,826,379)	$(1,013,787)

Net loss per share	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average shares outstanding	66,290,001	61,463,779	65,505,508	53,036,518

Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(2,897,507)	$(858,345)	$(3,826,379)	$(1,013,787)

Foreign currency translation adjustment	284,341	128,536	202,277	702,311
Unrealized gain on investments	15,813	0	57,500	0

Total comprehensive loss	$(2,597,353)	$(729,809)	$(3,566,602)	$(311,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss attributed to Lenco Mobile Inc.	$(3,826,379)	$(1,013,787)
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Non controlling interest	(42,894)	-
Depreciation, amortization and other	2,262,143	1,588,710
Amortization of debt discounts	273,950	-
Loss on debt modification	-	168,000
Performed services for marketable securities	(575,000)	-
Changes in assets and liabilities:
Accounts receivable	299,514	(142,498)
Other current and non-current assets	153,997	70,790
Accounts payable, accrued expenses, and other current liabilities	(452,135)	(43,941)
Income taxes receivable	(646,310)	(145,113)
Net cash provided by (used in) operating activities	(2,553,114)	482,161

Cash flows from investing activities:
Purchase of property and equipment	(385,166)	(198,445)
Purchases and expenditures for intangible assets	(107,821)	(194,420)
Sale of assets	-	425,000
Cash paid for acquisition of Jetcast, Inc.	(500,026)	-
Cash acquired in acquisition of assets from G2AA, LLC	285,000	-
Net cash provided by (used in) investing activities	(708,013)	32,135

Cash flows from (used in) financing activities:
Payment of debt	(204,253)	(765)
Proceeds from issuance of debt	2,019,000	-
Proceeds from issuance of Series A Preferred Stock	10,000,000	-
Net cash provided by (used in) financing activities	11,814,747	(765)

Effect of exchange rate changes on cash and cash equivalents	(83,853)	51,800

Net change in cash	8,469,767	565,331

Cash, beginning of period	386,811	3,245

Cash, end of period	$8,856,578	$568,576

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$493,682	$267,219
Cash paid for interest	$474,334	$6,189

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisition of Superfly assets	$-	$8,587,205
Conversion of Elvena Enterprises note payable and accrued interest to stock	$-	$206,274
Notes payables assumed related to former Superfly notes	$-	$2,707,500
Note receivable received for sale of equipment to third party	$-	$65,000
Conversion of 207 preferred shares for 10,350,000 shares of common stock	$-	$350
Conversion of notes and accrued interest for 511,412 shares of common stock	$1,534,235	$-
Issuance of 492,250 shares of common stock for payment on debt	$1,969,000
Common stock issued for acquisition of Jetcast, Inc.	$8,057,678
Common stock issued for acquisition of G2AA, LLC assets	$1,038,147
Issued 50,000 shares common stock to extend note payable	$188,754

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lenco Mobile Inc. and its 100% wholly-owned subsidiaries AdMax Media Inc., Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc., Jetcast, Inc. and Lenco Technology Group Ltd.  The Company has a 75% interest in a Mexican subsidiary, Soluciones de Buro Moviles, S.A. and an arrangement to initiate operations in South Korea with a 50% interest.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has evaluated subsequent events through the date that the financial statements were issued based on the accounting guidance for subsequent events.

Reclassification

Certain prior period amounts were reclassified to conform to the current presentation with no effect on previously reported net income (loss) or accumulated deficit.

Foreign Currency Translation

Our financial statements are presented in United States Dollars ("USD" or "$").  All subsidiary operation that utilize a functional currency other than USD are translated from local currencies used into USD in accordance with Accounting Standards Codification topic 830-30, "Foreign Currency Matters – Translation of Financial Statements".  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.  To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred.  The symbol "R" when used before all the figures in these financial statements and related footnotes signifies a denomination of South African Rands.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Potentially dilutive shares related to convertible debentures, convertible preferred stock and outstanding options and warrants were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive due to the net losses incurred.

Noncontrolling Interest

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and other comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Accounts Receivable

We extend credit based on an evaluation of a customer's financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $71,799 and $38,244, respectively.

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

Property and equipment is depreciated on a straight-line basis over its expected useful life. The depreciation methods, and estimated remaining useful lives are reviewed at least annually.  The expected useful lives are as follows:

Furniture and fixtures	5-6 years
IT equipment	3 years
Computer software	2-5 years
Leasehold improvements	Shorter of useful life or life of the lease

Upon classification of property and equipment as held for sale it is reviewed for impairment. Impairment expenses are recognized in the amount of the excess of the carrying value of the property and equipment over its expected fair value less costs to sell.

At September 30, 2010 and December 31, 2009, we classified a parcel of residential property with a cost of R764,708 (as of September 30, 2010 and December 31, 2009, this is approximately $112,916 and $103,312, respectively) as held for sale presented in “Property and equipment, net” on the Consolidated Balance Sheets above.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale.

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

•
Collectability is reasonably assured.  We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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

This guidance does not change the units of accounting for the Company's revenue transactions.  Our services qualify as separate units of accounting.  Delivery of marketing campaigns to mobile phone subscribers via MMS messages represents the majority of our mobile revenues.  These services are considered delivered when each MMS message is delivered to a subscriber.  Our internet business is contains instances where final acceptance of the service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Advisory fees for creation of a customer's marketing campaign are recognized upon delivery or completion of performance. Some of our clients, including certain Wireless Carriers, pay us fixed monthly fees, or retainers, for the right to use defined products and services. Revenues from retainer arrangements are recognized ratably over the term of the contract as per ASC topic 605-20-25-3.  Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At September 30, 2010 and December 31, 2009, deferred revenue was $19,881 and $7,063, respectively which is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets above.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, "Compensation – Stock Compensation" which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. We expense the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of September 30, 2010 and December 31, 2009, there were no options outstanding.

Fair Value of Financial Instruments

Certain of our financial instruments, including cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, we have long-term debt with financial institutions. The carrying amounts of the other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

As of September 30, 2010, our "Investments" on our Consolidated Balance Sheet for September 30, 2010 are presented at fair value based on Level 1 inputs.  Beside "Investments," we did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

Business Combinations

We apply ASC 805 to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of the change of control, liabilities incurred, equity instruments issued.  Identifiable intangible assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination of fair values for the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows.

See note 7 for disclosure related to these combinations.

Cash and Cash Equivalents

We define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Investments

Investments as of September 30, 2010 consisted of corporate securities received in exchange for services rendered and held as available-for-sale.  Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. We do not recognize changes in the fair value of our available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Our investment policy is designed to limit exposure to any one issuer depending on credit quality. We use information provided by third parties to adjust the carrying value of certain of our investments to fair value at the end of each period. Fair values are based on valuation models that use market quotes and, for certain investments, assumptions as to the creditworthiness of the entities issuing those underlying instruments.

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

During the three months ended September 30, 2010, 56% of our revenues were from four customers totaling approximately $1.6 million.  At September 30, 2010, the amount due from these customers totaled approximately $0.9 million, which was included in accounts receivable at that date.

During the three months ended September 30, 2009, 67% of our revenues were from our top four customers totaling approximately $1.9 million.  At September 30, 2009, the amounts due from these customers totaled approximately $0.9 million, which was included in accounts receivable at that date.  All of those accounts receivable were subsequently paid.

During the nine months ended September 30, 2010, 47% of our revenues were from our top four customers totaling approximately $5.6 million.  At September 30, 2010, the amounts due from these customers totaled approximately $0.9 million, which was included in accounts receivable at that date.

During the nine months ended September 30, 2009, 54% of our revenues were from our top three customers totaling approximately $4.7 million.  At September 30, 2009, the amounts due from these customers totaled approximately $0.4 million, which was included in accounts receivable at that date.  All of those accounts receivable were subsequently paid.

As of September 30, 2010, we maintained fixed assets of $484,315 at locations in South Africa. In addition, approximately 40% of our $2.5 million of accounts receivable were from customers located in South Africa. Should South Africa become politically or economically unstable, then our operations could be disrupted.

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

Impairment of Long-Lived Assets

We apply the provisions of ASC Topic 360, "Property, Plant, and Equipment," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We evaluate the recoverability of our long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on our review, we believe that as of September 30, 2010 and December 31, 2009, there was no impairment of our long-lived assets.

Advertising Costs

Advertising costs are expensed as incurred and totaled $105,114 and $111,263 for the nine month periods ended September 30, 2010 and 2009, respectively; and $39,121 and $61,055 for the three month periods ended September 30, 2010 and 2009, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met..

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three or nine month period ended September 30, 2010 and 2009.

Earnings (loss) per Share

We calculate earnings per share in accordance with the ASC Topic 260-10, "Earnings Per Share."  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three and nine months ended September 30, 2010 and September 30, 2009, 1,394,166 and 1,244,166 outstanding warrants were excluded from the computation because the effect of including them would have been anti-dilutive. Potentially dilutive shares related to convertible debentures, convertible preferred stock and outstanding options and warrants were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive due to the net losses incurred.

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

NOTE 2 – INVESTMENTS

(a) Summary of Available-for-Sale Investments

The following tables summarize the our available-for-sale investments:

May 1, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
PublPublicly traded equity securities (Level 1 inputs)	$ 575,000	$ 57,500	$ -	$ 632,500

(b) Gains and Losses on Available-for-Sale Investments

There were no realized net gains (losses) associated with our available-for-sale investments for the three or nine month periods ended September 30, 2010 or 2009.

There were no impairment charges on investments on available for sale investments during the third quarter and first nine months of 2010 or 2009.

Our available-for-sale investments have no gross unrealized losses and no duration of time that any such losses have been unrealized for the three or nine month periods ended September 30, 2010 or 2009.

We evaluated our publicly traded equity securities as of September 30, 2010 and determined that since there were no unrealized losses, there is no current indication of an other-than-temporary impairment. In the event that the security price changes cause an unrealized loss, we will evaluate the security for an other-than-temporary impairment. This determination will be based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and our intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Accounts receivable – trade	$2,537,611	$2,671,239
Allowance for doubtful accounts	(71,799)	(38,244)
Accounts receivable, net	$2,465,812	$2,632,995

NOTE 4 – NOTES RECEIVABLE

In April, 2009, we sold certain equipment and computers at the carrying costs to a third party entity for a current note receivable of $65,000 bearing interest at 10% per annum.  The note called for payment in equal monthly installments over two years.  The third party entity has not made any payments to date, and we have exercised our right to accelerate all amounts due under the note.  We are presently proceeding through legal channels to collect on the note receivable and the personal guarantee that secures it and expect to receive the $65,000.  Due to the necessity to advance the collection of the note to legal channels, we are deferring recording any interest income related to the note.

NOTE 5 – OTHER ASSETS

Other assets consisted of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Prepaid expenses	$131,330	$81,827
Due from Superfly Advertising, Inc. for expenses paid	-	268,638
Other	66,231	5,714
Other current assets	$197,561	$356,179

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Furniture and fixtures	$765,995	$740,915
Leasehold improvements	202,681	180,134
Building	110,041	103,312
Computer and network equipment	1,007,794	645,132
Computer software	261,040	229,437
Total cost of property and equipment	2,347,551	1,898,931
Accumulated depreciation	(770,560)	(365,432)

Property and equipment, net	$1,576,991	$1,533,499

Depreciation expense was $141,555 and $76,774 for the three month periods ended September 30, 2010 and September 30, 2009, respectively. Depreciation expense was $388,913 and $180,613 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively

 NOTE 7 – BUSINESS ACQUISITIONS

Acquisition of Assets of G2AA

On August 13, 2010, we entered into an Asset Purchase Agreement with G2AA, LLC pursuant to which we acquired assets related to an online and mobile automotive marketing business.  We accounted for the acquisition as per ASC topic 805-10 “Business Combinations” and incurred approximately $20,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2010.  We issued an aggregate of 275,000 shares of common stock, valued at $1,038,147 as consideration for the assets.

The value of the major classes of assets and liabilities assumed in the acquisition were as follows as of the acquisition date and end of the measurement date on September 30, 2010 prior to recording any amortization:

		Period of
		Amortization or
	Amounts	Depreciation
Cash	$285,000	N/A
Software	15,000	2 years
Database	15,000	7 years
Websites	96,000	Indefinite
Secondary Domain Names	240,000	Indefinite
Goodwill	387,147	Indefinite
Purchase Price	$1,038,147

The goodwill balance of $387,147 represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  There is no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is deductible for tax purposes. A pro forma financial statement is not included because the impact is not material.

Acquisition of Jetcast, Inc.

On September 28, 2010, we completed the acquisition of Jetcast, Inc. (“Jetcast”).  Jetcast provides products and services designed to make Internet broadcasting profitable for broadcasters and advertisers. The acquisition was structured as a triangular merger and was completed pursuant to the terms of the agreement and plan of merger dated September 17, 2010 among us, Jetco Sub, Inc., our wholly-owned subsidiary, Jetcast and Jetcast’s stockholders.  Interim financial statements from the date of acquisition, September 28, 2010 and forward include the operations of Jetcast, Inc.  We accounted for the acquisition as per ASC topic 805-10 “Business Combinations” and incurred approximately $50,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2010.  We paid approximately $500,000 in cash and issued 4,001,235 unregistered shares of our common stock to the former Jetcast stockholders which are valued at $20,295,549.  In addition, we will pay up to $4,250,000 in cash and up to $20,700,000 in the form of unregistered shares of our common stock issuable to the Jetcast stockholders in connection with the achievement of future revenue targets.

The value of the major classes of assets and liabilities assumed in the September 28, 2010 acquisition were as follows as of the acquisition date and end of the measurement date on September 30, 2010 prior to recording any amortization:

		Period of
		Amortization or
	Amounts	Depreciation
Accounts Receivable	$78,067	N/A
Fixed Assets	2,070	3 years
Intangible assets - Relationships with Stations	1,292,392	10 years
Intangible assets - Universal Player	8,809,557	4 years
Intangible assets - Legacy Universal Player	216,250	4 years
Intangible assets - RadioLoyalty	978,432	4 years
Intangible assets - Employment Agreements	1,160,403	22 months
Intangible assets - URL's	286,991	Indefinite
Goodwill	8,233,459	Indefinite
Accounts Payable and Accrued Expenses	(262,045)	N/A
Purchase Price	$20,795,575

The goodwill balance of $8,233,459 represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  There is no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is not deductible for tax purposes.

NOTE 8 – GOODWILL

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

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present.  The net carrying value of goodwill was $12,,235,826 and $3,562,322 at September 30, 2010 and December 31, 2009, respectively and was comprised of the following:

	December 31,			September 30,
	2009	Acquisitions	Other	2010
				(unaudited)
Cell Card IP	$49,551	-	-	$49,551
Digital Vouchers Technology	207,228			207,228
Capital Supreme(Pty) Ltd.	812,101	-	52,898	864,999
Superfly Advertising, Inc. (Consumer Loyalty, LLC and Legacy Media, LLC)	2,247,288	-	-	2,247,288
Simply Ideas, LLC assets	246,154	-	-	246,154
G2AA, LLC assets	-	387,147		387,147
Jetcast, Inc.	-	8,233,459	-	8,233,459
Total Goodwill	$3,562,322	$8,620,606	$52,898	$12,235,826

NOTE 9 – INTANGIBLES – OTHER, NET

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

Intangible assets – other, net at September 30, 2010 and December 31, 2009 were comprised of the following:

	September 30,	December 31,	Period of
	2010	2009	Amortization
Intangibles assets - other, net:
CellCard Purchased Technology	$750,000	$750,000	7 years
Digital Vouchers Purchased Technology	350,000	350,000	7 years
Secondary Domain Names	877,668	877,668	Indefinite
SEO and Web Optimization Tools	135,708	135,708	3 years
AdMax Marketing Contact Database	2,984,526	2,984,526	7 years
AdMaximizer/Realtime3	3,870,069	3,870,069	4 years
Simply Ideas Lead Generation	103,110	103,110	4 years
Simply Ideas MicroGravity Media	281,011	281,011	4 years
Simply Ideas Database	6,152	6,152	7 years
Simply Premium Web	112,299	112,299	Indefinite
Simply Live Websites	337,847	337,847	Indefinite
Companion	555,568	521,593	4 years
Flight Deck	1,472,175	1,382,146	4 years
Flight Plan	370,766	348,092	4 years
Mobi Builder	505,065	474,178	4 years
Non Compete Agreements	21,719	20,391	5 years
Software Development - Universal Player	72,883	0	4 years
G2AA Database	15,000	0	7 years
G2AA Websites	96,000	0	Indefinite
G2AA Secondary Domain Names	240,000	0	Indefinite
Jetcast - Relationships with Stations	1,292,392	0	10 years
Jetcast - Universal Player	8,809,557	0	4 years
Jetcast - Legacy Universal Player	216,250	0	4 years
Jetcast - RadioLoyalty	978,432	0	4 years
Jetcast - Employment Agreements	1,160,403	0	22 months
Jetcast - URL's	286,991	0	Indefinite

Total cost of intangibles - other	25,901,591	12,554,790

Less: Amortization	(4,120,233)	(2,254,024)

Intangibles assets - other, net	$21,781,358	$10,300,766

Amortization expense for three month periods ended September 30, 2010 and September 30, 2009 equaled $665,859 and $551,027, respectively. Amortization expense for nine month periods ended September 30, 2010 and September 30, 2009 equaled $1,873,229 and $1,373,406, respectively.

Estimated aggregate amortization expense for each of the next eleven fiscal years is:

2010	$3,434,094
2011	6,519,077
2012	6,086,087
2013	4,346,389
2014	3,254,150
2015	712,809
2016	199,163
2017	127,533
2018	126,283
2019	126,283
2020	94,712
Total amortization	$25,026,582

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Accounts payable	$1,436,593	$965,474
Accrued expenses	554,182	327,397
Deferred revenue	19,881	7,063
Accounts payable and accrued expenses	$2,010,656	$1,299,934

NOTE 11 – DEBT

Our debt is comprised of the following:
Balance at September 30, 2010	Balance at December 31, 2009
(unaudited)
We issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009.   In June 2010, we converted two of the notes with a principal amount of $1,485,000 plus accrued interest of $49,235 to shares of our common stock.  One note for $100,000 was repaid on March 2, 2010. The remaining four convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured.  The principal and all accrued and unpaid interest were originally due and payable on March 1, 2010.  In June 2010, the Company reached agreements to extend the due date on two of the notes, aggregating to $200,000 of principal from July 16, 2010 to January 16, 2011, as amended.  An aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  We are involved in a legal dispute with the note holder of the $260,000 past due note.  The holder of the remaining $37,500 past due note is deceased and we are in communications with the family of the deceased regarding how they would like to proceed. The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share.  The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.
$497,500	$2,082,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009.  The promissory note bears interest at a rate of 12%, becomes due on January 16, 2011, as amended and is convertible into shares of our common stock at the conversion price of $3.00 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.
	668,250	668,250

On November 10, 2009, we issued a convertible promissory note for $300,000 to Floss Limited. The interest rate is 18% per annum and is due on November 10, 2010. The note is convertible into shares of our common stock at a conversion price of $2.25 per share. The conversion price is subject to adjustments for stock splits, dividends and recapitalization, but does not have “anti-dilution” protection and does not adjust based on the issuance of common stock at an effective price per share below the conversion price.	300,000	300,000

On November 29, 2009, we issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 12% and is due on January 16, 2011, as amended.	460,000	460,000

On December 12, 2009, the Company issued a note payable with a face amount of $52,351 to Bridges Investment. The note bore interest at 12% and was due on March 31, 2010. The note was paid on March 16, 2010.	-	52,351

In April 2010, we entered into capital obligations to acquire computer equipment and servers. These obligations bear interest at a rate of 10% per annum. Due to currency rate fluctuations the balance of the capital lease obligations in U.S. dollars may also fluctuate.	74,114	-

On November 1, 2007, we entered into a mortgage loan agreement to purchase a building in South Africa (see Note 1) with a cost of $103,358. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. dollars may also fluctuate.	112,916	107,926
	2,112,780	3,671,027
Less current maturities	1,975,263	3,575,111
Debt payable, net of current maturities	$137,518	$95,916

In June 2010, we converted $1,534,235 of outstanding debt and related accrued interest to shares of our common stock at a conversion price of $3.00 per share and $1,269,000 of outstanding debt and related accrued interest to shares of our common stock at a conversion price of $4.00 per share.

On April 9, 2010 and June 16, 2010, we received $500,000 and $700,000 in cash in exchange for notes payable, respectively from Rendez-Vous Management, Ltd.  We paid back $50,000 against the oldest loans from Rendez-Vous Management on April 9, 2010.  The $500,000 note payable was paid off by issuing our common stock as part of the $1,269,000 issuance described in the preceding paragraph.  The $700,000 note payable was paid off by issuing our common stock on July 13, 2010 at $4.00 per share.

In connection with the issuance of the $718,500 and the $460,000 notes to Agile Opportunity Fund, LLC, we recorded original issue discounts of $43,500 and $60,000, respectively.  We are amortizing the original issue discounts over the life of the notes.  As of September 30, 2010, we have amortized $93,500 of the original issue discounts.  Of this amount $22,250 and $70,375 were recorded as interest expense for the three and nine months ended September 30, 2010 and $7,250 was recorded as interest expense for both the three and nine months ended September 30, 2009.

In connection with issuance of the $460,000 note to Agile Opportunity Fund, LLC in 2009, we issued to Agile Opportunities Fund, LLC 20,000 shares of our common stock, 75,000 Series A Warrants and 75,000 Series B Warrants to purchase shares of our common stock.  Based on the relative fair value of these equity instruments, we recorded a debt discount of $133,500.  We are amortizing the debt discount over the life of the note.  As of September 30, 2010, we have amortized $111,250 including $33,375 which has been recorded as interest expense for the three months ended September 30, 2010 and $100,125 for the nine month period ended September30, 2010.

In 2009, we incurred $69,881 in transaction expenses in connection with the issuance of the $460,000 note to Agile Opportunity Fund, LLC, and recorded this amount as debt issue costs.  We are amortizing the debt issue costs over the life of the note.  As of September 30, 2010 we have amortized $63,820, including $11,884 recorded as amortization expense for the three months ended September 30, 2010 and $46,825 for the nine month period ended September 30, 2010.

We also extended both the $668,250 and the $460,000 notes payables' due dates to Agile Opportunity Fund, LLC to January 16, 2011 and reduced the interest rate to 12% under the terms of an agreement reached on August 13, 2010.  In exchange for these extensions we agreed to issue to Agile Opportunity Fund, LLC 50,000 shares of our common stock on August 13, 2010 with a value at that date of $188,754.  We recorded this as debt issues costs and are amortizing the debt issue costs over the life of the extension on the notes.  As of September 30, 2010 we have amortized $56,626 for the three and nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, there was $116,076 and $182,640 in accrued interest on debt and obligations, respectively.

We have various capital leases network and computer equipment in our South African office expiring in various years through 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the quarter ended September 30, 2010.

Depreciation on assets under capital leases charged to expense for the three and nine months ended September 30, 2010 was approximately $8,559 and $21,587, respectively.  The assets and related capital lease obligations were not put in place prior to January 1, 2010, as such there is no depreciation expense related to these items in 2009.

Following is a summary of property held under capital leases:

	September 30, 2010	December 31, 2009
	(unaudited)
Network and computer equipment	$107,963	$-
Less: Accumulated amortization (or depreciation)	(21,587)	-
Net book value of equipment under capital lease obligations	$86,376	$-

The following tables summarize the Company's capital lease obligations:

	September 30, 2010	December 31, 2009
	(unaudited)
Current portion of obligations under capital leases	$37,142	$-
Noncurrent portion of obligations under capital leases	36,972	-
Total obligations under capital leases	$74,114	$-

Minimum future lease payments under capital leases as of September 30, 2010 for each of the next four years and in the aggregate are:

2010	$8,912
2011	38,170
2012	19,085
2013	7,947
Minimum future lease payments	$74,114

NOTE 12 – CONTINGENT LIABILITIES

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

We have remeasured the contingent liability at September 30, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC 805-10 "Business Combinations." We have calculated a liability related to these contingent events of $464,690 as shown on the accompanying consolidated balance sheet as of September 30, 2010.  This balance includes the total original profit warranty valued at R10,000,000 less the payments made through September 30, 2010 of R6,770,743 (approximately $926,000).  The remeasurement of the balance of this contingent liability from December 31, 2009 to September 30, 2010 resulted in no net effect to the Consolidated Statement of Operations.

Contingent Payment to Former Shareholders Related to the Jetcast, Inc. Merger

On September 28, 2010, we completed the acquisition of Jetcast, Inc.  In connection with the closing of the merger and pursuant to the merger agreement, we will pay up to $4,250,000 in cash and up to $20,700,000 in the form of unregistered shares of our common stock issuable to the Jetcast former shareholders in connection with surpassing future revenue targets.

We have remeasured the contingent liability at September 30, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC 805-10 "Business Combinations." We have calculated a remaining liability related to these contingent events of $12,237,896 which is included in the “Contingent consideration liability, net of current portion” shown on the accompanying consolidated balance sheet as of September 30, 2010.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At September 30, 2010, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

 NOTE 13 – STOCKHOLDER’S EQUITY

Series A Convertible Preferred Stock Financing

During the quarter we sold an aggregate of 100,000 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.

The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10 million of the preferred stock.  As a condition to the financing, the lead investor, requested that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of September 30, 2010, we have not issued the 7,500 Preferred Stock to Sterling Capital Partners Inc.

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be $13,266,667.  Because the maximum discount cannot exceed the $10,000,000 face amount of the preferred stock, we recorded a preferred stock discount of $10,000,000 which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  For the period ended September 30, 2010, we amortized $208,333 as a deemed dividend.

The following is a summary the terms of the Series A preferred stock issued on September 23, 2010:

Stated Value: The stated value per share of preferred stock is $100, subject to increase for accreted dividends.

Voting Rights:  The holders of the preferred stock vote on an as-converted basis together with the holders of our common stock as a single class, except with respect to any increase or decrease in the authorized shares of our common stock, as to which the holders of the preferred stock have no right to vote.

Dividends: The holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. Dividends are payable (i) quarterly on March 31, June 30, September 30 and December 31 and (ii) when and to the extent shares of the preferred stock are converted into common stock. Dividends accrete to, and increase, the outstanding stated value of the preferred stock and compound quarterly on March 31, June 30, September 30 and December 31.

Voluntary Conversion:  A holder of preferred stock can elect to convert its preferred stock into shares of our common stock at any time from and after the earlier of: (i) the second anniversary of the original issue date of the preferred stock and (ii) the date that our company's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the prior four fiscal quarters exceeds $15 million.  Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price: The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our company's EBITDA for the 15 month period ended December 31, 2011 is less than $27 million and our company's EBITDA for the 27 month period ended December 31, 2012 is less than $65 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ended December 31, 2012 is less than $65 million, and the conversion price is reduced by an additional $0.03 per share for each $1 million difference between actual EBITDA for such 27 month period and $65 million, subject to a conversion price floor of $0.25 per share.

Automatic Conversion:  The preferred stock automatically converts if: (i) our company's EBITDA for the 15 month period ended December 31, 2011 is equal to or greater than $27 million, or (ii) our company's EBITDA for the 27 month period ended December 31, 2012 is equal to or greater than $65 million. However, an automatic conversion may only occur if our common stock, including the shares issuable upon conversion of the preferred stock, is trading on a national securities exchange at the time of conversion.

Liquidation Preference: The holders of preferred stock are entitled to receive out of our assets, whether capital or surplus, before any distribution or payment shall be made to the holders of our common stock or other junior securities, an amount per share of preferred stock equal to the sum of (i) the stated value of the preferred stock (as increased for accreted dividends), plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of liquidation, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum.

Redemption:  We can redeem the preferred stock at any time after the five-year anniversary of the original issue date of the preferred stock by paying cash in an amount equal to the sum of (i) the stated value of the preferred stock, plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of redemption, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum. We must give the holders of the preferred stock at least 30 days advance notice of our intent to redeem the preferred stock and we must honor any conversion of the preferred stock before the redemption date.

NOTE 14 – SEGMENT INFORMATION

Our products and operations has been managed in two segments; the mobile phone segment and the Internet segment.  We anticipate managing the operations of our Jetcast, Inc. business as a separate segment.  A segment is determined primarily by the method of delivery of our products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments.  Management evaluates segment performance based on revenues and operating income.  We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile phone segment primarily operates in South Africa, but we have begun to earn revenues in Australia through the wireless carrier Optus.  The Internet segment primarily operates in the United States.  The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the nine month period ended September 30, 2010.

	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, and R&D expense	Depreciation & amortization expense	Income (loss) from operations
Mobile phone	$4,318,451	$1,148,510	$3,169,941	$3,145,624	$615,735	$(591,418)
Internet	7,629,309	4,946,656	2,682,653	3,244,167	1,403,777	(1,965,292)
Corporate costs				1,354,237	242,632	(1,613,593)

Total consolidated	$11,947,760	$6,095,166	$5,852,594	$7,744,029	$2,262,143	$(4,153,578)

 NOTE 15 – OPERATING LEASES

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

We lease our headquarters' office space, and a corporate apartment in Santa Barbara, California.  These headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through November 30, 2012.  The leases include an option to renew for multiple year periods.

We do not have operating leases other than these leases for space described above. Operating lease expense for three months ended September 30, 2010 and September 30, 2009 was $113,464 and $52,913, respectively. Operating lease expense for nine months ended September 30, 2010 and September 30, 2009 was $335,591 and $115,523, respectively.

Minimum lease payments per annum are as follows:

Year Ending December 31,	Total Amount
2010	$410,005
2011	259,291
2012	181,929
$851,225

NOTE 16 – RELATED PARTY TRANSACTIONS

Rendez-Vous Management, Ltd. owns more than 5% of our outstanding common stock.  Rendez-Vous Management, Ltd. is owned by two trusts.  Mr. Levinsohn, our Chief Executive Officer is one of a class of beneficiaries of one of the two trusts.

On April 9, 2010 and June 16, 2010, we issued to Rendez-Vous Management, Ltd. notes in exchange for cash in the amounts of $500,000 and $700,000, respectively. The loans are interest free and due on demand.  We paid $50,000 on April 9, 2010 against the oldest amounts loaned to us from Rendez-Vous Management, Ltd.

In June 2010 we converted $1,534,235 of our outstanding notes payable into shares of common stock.  We also paid off $1,269,000 notes payable outstanding to Rendez-Vous Management, Ltd., which by issuance of our common stock at a price of $4.00 per share.

On July 13, 2010, the $700,000 note payable to Rendez-Vous Management, Ltd. was paid off by issuance to shares of our common stock at $4.00 per share.

NOTE 17 – GOVERNMENT REGULATION

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

NOTE 18 – SUBSEQUENT EVENTS

On October 15, 2010, we received a notice of conversion for a $300,000 note payable plus accrued interest to Floss Limited to convert the outstanding amount to shares of our common stock.  The conversion of the note payable is at a price of $2.25 per share.

NOTE 19 – SELECT PRO FORMA FINANCIAL INFORMATION

The following Pro Forma Results for Lenco Mobile Inc. and Acquired Operations are based on the historical financial statements Jetcast, Inc. and the historical consolidated financial statements of the Company. These historical financial statements were prepared in accordance with US GAAP. The unaudited pro forma adjustments are based upon available information and certain assumptions that management of the Company believes are reasonable. These historical financial statements have been prepared to illustrate the effects of the consummation of the Merger Agreement between Jetcast, Inc. and the Company. The Pro Forma Financial Information and accompanying notes should be read in conjunction with the historical consolidated financial statements of Jetcast Inc. when issued after completion of independent audit work, and the historical financial statements of the Company.

The Consolidated Pro Forma Statements of Operations for the three month periods ended September 30, 2009 and September 30, 2010 give effect to the transactions as if they had occurred as of July 1, 2009 and July 1, 2010, respectively.

The Consolidated Pro Forma Statements of Operations for the nine month periods ended September 30, 2009 and September 30, 2010 give effect to the transactions as if they had occurred at the beginning of the last two fiscal years, January 1, 2009 and January 1, 2010.

The Pro Forma Results for Lenco Mobile Inc. and Acquired Operations do not purport to be indicative of what the Company’s consolidated financial position or consolidated results of operations would actually have been had the acquisition business been completed on such date or at the beginning of the period indicated, or to project the Company’s consolidated financial position for any future period or the Company’s consolidated results of operations for any future period.

Pro Forma Results for Lenco Mobile Inc. and Acquired Operations
Consolidated Pro Forma Statements of Operations for the Three Month Periods Ended September 30, 2009 and September 30, 2010

			Lenco Mobile Inc.			Lenco Mobile Inc.
	Jetcast, Inc.	Lenco Mobile Inc.	As Adjusted	Jetcast, Inc.	Lenco Mobile Inc.	As Adjusted
	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	July 1, 2009 -	July 1, 2009 -	July 1, 2009 -	July 1, 2010 -	July 1, 2010 -	July 1, 2010 -
	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	Sept. 28, 2010	Sept. 30, 2010	Sept. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(A)	(B)	(C )	(D)	(E)	(F)

Revenue	$172,522	$2,793,717	$2,966,239	$116,639	$2,920,140	$3,036,779

Cost of sales	55,792	1,205,729	1,261,521	50,962	2,240,393	2,291,355

Gross profit	116,730	1,587,988	1,704,718	65,677	679,747	745,424

Operating expense:
Sales and marketing	5,689	116,754	122,443	2,662	273,335	275,997
General and administrative	106,726	1,481,477	1,588,203	173,316	2,515,877	2,689,193
Research and development	0	72,562	72,562	0	137,912	137,912
Depreciation and amortization	1,030,504	627,800	1,658,304	1,030,504	807,414	1,837,918
Total operating expense	1,142,918	2,298,593	3,441,511	1,206,482	3,734,538	4,941,020

Income (loss) from operations	(1,026,188)	(710,605)	(1,736,793)	(1,140,805)	(3,054,791)	(4,195,596)

Other income (expense):
Interest income (expense), net	0	(43,728)	(43,728)	0	(126,103)	(126,103)
Other income (expense), net	0	(168,000)	(168,000)	0	0	0
Total other income (expense)	0	(211,728)	(211,728)	0	(126,103)	(126,103)

Income (loss) before income taxes	(1,026,188)	(922,333)	(1,948,521)	(1,140,805)	(3,180,894)	(4,321,699)

Income tax expense	0	(63,988)	(63,988)	0	(257,057)	(257,057)

Net loss including noncontrolling interest	(1,026,188)	(858,345)	(1,884,533)	(1,140,805)	(2,923,837)	(4,064,642)

Less: Net loss attributed to noncontrolling interest	0	0	0	0	(26,330)	(26,330)

Net loss attributed to Lenco Mobile Inc.	$(1,026,188)	$(858,345)	$(1,884,533)	$(1,140,805)	$(2,897,507)	$(4,038,312)

Net loss per share			$(0.03)			$(0.06)

Weighted average shares outstanding			61,463,779			66,290,001

See accompanying notes to pro forma financial information

(A)
This column represents the pro forma results for Jetcast, Inc. assuming it had been purchased by Lenco Mobile Inc. on  July 1, 2009 and operated by Lenco Mobile Inc. through September 30, 2009.  Adjustments have been made for amortization based on the value of the amortizable intangible assets as of the acquisition date.  Note that since Lenco Mobile Inc. would have continued to have pre-tax losses, no tax benefit of the loss on Jetcast Inc.'s books would have been recognized in this pro forma analysis.

(B)	This column represents the Consolidated Statement of Operations for Lenco Mobile Inc. for the period July 1, 2009 through September 30, 2009.
(C)	This column represents the As Adjusted Pro Forma Consolidated Statement of Operations for Lenco Mobile Inc. including the Jetcast, Inc. results for the period July 1, 2009 through September 30, 2009.
(D)
This column represents the pro forma results for Jetcast, Inc. assuming it had been purchased by Lenco Mobile Inc. on July 1, 2010 and operated by Lenco Mobile Inc. through September 28, 2010, the acquisition closing date.  Adjustments have been made for amortization based on the value of the amortizable intangible assets as of the acquisition date.  Note that since Lenco Mobile Inc. would have continued to have pre-tax losses, no tax benefit of the loss on Jetcast Inc.'s books would have been recognized in this pro forma analysis.

(E)	This column represents the Consolidated Statement of Operations for Lenco Mobile Inc. for the period July 1, 2010 through September 30, 2010.

Pro Forma Results for Lenco Mobile Inc. and Acquired Operations
Consolidated Pro Forma Statements of Operations for the Nine Month Periods Ended September 30, 2009 and September 30, 2010

			Lenco Mobile Inc.			Lenco Mobile Inc.
	Jetcast, Inc.	Lenco Mobile Inc.	As Adjusted	Jetcast, Inc.	Lenco Mobile Inc.	As Adjusted
	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Jan. 1, 2009 -	Jan. 1, 2009 -	Jan. 1, 2009 -	Jan.1, 2010 -	Jan. 1, 2010 -	Jan. 1, 2010 -
	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	Sept. 28, 2010	Sept. 30, 2010	Sept. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(A)	(B)	(C )	(D)	(E)	(F)

Revenue	$416,260	$8,688,380	$9,104,641	$376,646	$11,947,760	$12,324,406

Cost of sales	128,695	3,742,672	3,871,368	101,031	6,095,166	6,196,197

Gross profit	287,565	4,945,708	5,233,273	275,615	5,852,594	6,128,209

Operating expense:
Sales and marketing	15,281	223,255	238,536	14,472	684,335	698,807
General and administrative	200,277	3,447,957	3,648,235	353,651	6,645,571	6,999,222
Research and development	0	178,587	178,587	0	414,123	414,123
Depreciation and amortization	3,090,717	1,554,020	4,644,737	3,090,717	2,262,143	5,352,860
Total operating expense	3,306,275	5,403,819	8,710,094	3,458,839	10,006,172	13,465,011

Income (loss) from operations	(3,018,710)	(458,111)	(3,476,822)	(3,183,224)	(4,153,578)	(7,336,802)

Other income (expense):
Interest income (expense), net	0	(145,749)	(145,749)	0	(472,228)	(472,228)
Other income (expense), net	0	(168,000)	(168,000)	0	631,360	631,360
Total other income (expense)	0	(313,749)	(313,749)	0	159,132	159,132

Income (loss) before income taxes	(3,018,710)	(771,860)	(3,790,570)	(3,183,224)	(3,994,446)	(7,177,670)

Income tax expense	0	241,927	241,927	0	(125,173)	(125,173)

Net loss including noncontrolling interest	(3,018,710)	(1,013,787)	(4,032,497)	(3,183,224)	(3,869,273)	(7,052,497)

Less: Net loss attributed to noncontrolling interest	0	0	0	0	(42,894)	(42,894)

Net loss attributed to Lenco Mobile Inc.	$(3,018,710)	$(1,013,787)	$(4,032,497)	$(3,183,224)	$(3,826,379)	$(7,009,603)

Net loss per share			$(0.08)			$(0.10)

Weighted average shares outstanding			53,036,518			70,378,981

See accompanying notes to pro forma financial information

(F)
This column represents the pro forma results for Jetcast, Inc. assuming it had been purchased by Lenco Mobile Inc. on January 1, 2009 and operated by Lenco Mobile Inc. through September 30, 2009.  Adjustments have been made for amortization based on the value of the amortizable intangible assets as of the acquisition date.  Note that since Lenco Mobile Inc. would have continued to have pre-tax losses, no tax benefit of the loss on Jetcast Inc.'s books would have been recognized in this pro forma analysis.

(G)	This column represents the Consolidated Statement of Operations for Lenco Mobile Inc. for the period January 1, 2009 through September 30, 2009.
(H)
This column represents the As Adjusted Pro Forma Consolidated Statement of Operations for Lenco Mobile Inc. including the Jetcast, Inc. results for the period January 1, 2009 through September 30, 2009.

(I)
This column represents the pro forma results for Jetcast, Inc. assuming it had been purchased by Lenco Mobile Inc. on January 1, 2010 and operated by Lenco Mobile Inc. through September 28, 2010, the acquisition closing date.  Adjustments have been made for amortization based on the value of the amortizable intangible assets as of the acquisition date.  Note that since Lenco Mobile Inc. would have continued to have pre-tax losses, no tax benefit of the loss on Jetcast Inc.'s books would have been recognized in this pro forma analysis.

(J)	This column represents the Consolidated Statement of Operations for Lenco Mobile Inc. for the period January 1, 2010 through September 30, 2010.
(K)
This column represents the As Adjusted Pro Forma Consolidated Statement of Operations for Lenco Mobile Inc. including the Jetcast, Inc. results for the period January 1, 2010 through September 30, 2010.

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

We offer Brand Owners the ability to design, manage and execute mobile and Internet-based marketing campaigns using our proprietary advertising platforms. By using our platforms, Brand Owners are able to access our state-of-the-art technology to:

●	simplify the development and distribution of mobile phone and Internet advertising;

●	enhance the quality and appearance of their advertisements;

●	reduce the cost of their advertising campaigns;

●	improve the return on their advertising expenditure; and

●	measure the level of response on each advertising campaign.

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

Recent Developments

During the third quarter we continued our year over year growth in our core business, completed a significant acquisition that broadens our market reach to include mobile and internet monetization of advertising for terrestrial radio and “pure play” Internet broadcasters, secured over $10 million in new equity financing and restructured some of our outstanding debt.

Core Business Growth

Overall revenues for the nine months ended September 30, 2010 increased 38% to $11.9 million from $8.7 million for the same nine month period of last year.  Revenues for the third quarter were $2.9 million, an increase of $126,000 from $2.8 million for the same period last year, which was due to expansion of the internet business revenues, increased revenues from brand clients and wireless carriers in the mobile segment and further expansion of business with Vodacom in South Africa. During the third quarter we continued to invest time and resources in order to expand our international mobile phone business. Connectivity with international wireless carriers forms a key component of our business plan. We have made significant progress in testing connectivity and initiating relationships with international brand owners..  Operating expenses included expenses associated with establishing operations in Mexico and South Korea, and establishing a subsidiary in the United Kingdom.  We are currently connected to all the U.S. wireless carriers through an aggregator and have specifically obtained approval from Verizon for mobile messaging. We have connected with Vodafone in the U.K.  In South Africa, we are fully connected and operating with Vodafone SA (through their South African subsidiary “Vodacom”) and MTN, and are currently testing with Cell C. We have signed an agreement to provide one of the leading banks in South Africa with a range of MMS based marketing solutions and we are currently providing all of the major banks in South Africa with various mobile marketing solutions. Our mobile phone based financial statement product has been accepted for use by a number of major brand owners including several banks. We are presently waiting for regulatory approval from the local tax authorities regarding compliance with one aspect of the tax act. We believe this approval is imminent. .  In Mexico, we have successfully connected with Telcel and Iusacell, currently testing with Comcel in Colombia and with SK Telecom via an aggregator in South Korea.  In Singapore, we are currently testing connectivity with M1, StarHub, and SingTel. In Australia we have successfully executed a number of campaigns for Optus, using our server based bulk MMS messaging solution.

JetCast Acquisition

On September 28, 2010, we completed the acquisition of Jetcast, Inc. as a new wholly owned subsidiary.  Jetcast provides products designed to make Internet broadcasting profitable for broadcasters and advertisers.  Jetcast’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® brand streaming products eliminate costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment.  In August 2010, Jetcast’s ReplaceAds™ Internet radio and television advertising network was ranked number one by comScore in the “Entertainment-Radio” category with potential reach of 40.7 million unique visitors per month in the United States. Pandora, CBS Radio, AOL Radio, Yahoo Radio, WestwoodOne and Clear Channel are also included in the category.  We view the acquisition as strategic in our efforts to develop an advertising company that provides brand owners with global access to new media channels and compelling technology. The acquisition expands our advertising outlets which includes mobile phone advertising conducted through our Lenco International Ltd. subsidiary and traditional Internet advertising conducted though its AdMax Media Inc. subsidiary.

The transaction was structured as a triangular merger and was completed pursuant to the terms of the agreement and plan of merger dated September 17, 2010 among us, Jetco Sub, Inc., our wholly-owned subsidiary, Jetcast and Jetcast’s stockholders.  In connection with the closing of the merger and pursuant to the merger agreement, we paid $500,000 in cash and issued 3,849,992 unregistered shares of our common stock to the former Jetcast stockholders.  The agreement provided that an additional 200,000 unregistered shares of our common stock be held back subject to any adjustment for the amount of Jetcast’s working capital at the time of closing.  In October 2010, it was determined that an additional 151,243 shares of the 200,000 shares were to be issued based on the final working capital calculation.  The total shares issued in conjunction with the merger equaled 4,001,235.  In addition, we agreed to pay up to $4,250,000 in cash and up to $20,700,000 in the form of unregistered shares of our common stock issuable to the Jetcast stockholders in connection with the achievement of future revenue targets.  The business of Jetcast will be accounted for as a separate operating segment.

Series A Convertible Preferred Stock Financing

During the quarter we sold an aggregate of 100,000 shares of our Series A Convertible Preferred Stock at a purchase price of $100.00 per share, raising gross proceeds of $10 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.

The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, which purchased $10 million of the preferred stock.  As a condition to the financing, the lead investor requested that our management team, including Michael Levinsohn, a member of our board of directors and our chief executive officer, Thomas Banks, our chief financial officer, and Michael Hill, President of AdMax Media Inc., a wholly-owned subsidiary of our company, purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be $13,266,667.  Because the maximum discount cannot exceed the $10,000,000 face amount of the preferred stock, we recorded a preferred stock discount of $10,000,000 which will be treated as a deemed dividend and amortized over twenty four months to retained earnings.  For the period ended September 30, 2010, we amortized $208,333 as a deemed dividend.

For a description of the terms of the preferred stock, see "Liquidity and Capital Resources" below.

Debt Restructure and Working Capital

During the third quarter, we also paid off an additional $700,000 of promissory notes by issuing shares of common stock.  We also extended the due dates for an aggregate of $1,128,250 of notes payables to Agile Opportunity Fund, LLC from July 16, 2010 to January 16, 2011 and reduced the interest rate to 12% through issuance of shares of our common stock.

These transactions resulted in substantial improvement in our working capital position.  At September 30, 2010, we had a net positive working capital of $8.4 million compared to a working capital deficit of $2.1 million at December 31, 2009.  We believe that this additional working capital, together with the steps we have taken to broaden our product line, and expand our markets positions the Company firmly to continue to grow our business.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated where applicable in Note 1 herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.   In addition, management believes that the application of the following accounting policies are critical for an understanding of our financial statements.

Currency Conversion. The business of our mobile phone segment is generally conducted in South African Rand.  The financial statements of the Company are translated from South African Rand into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, "Foreign Currency Matters – Translation of Financial Statements."  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

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

Business Combinations.  We apply ASC 805 to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of the change of control, liabilities incurred, equity instruments issued.  Identifiable intangible assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination of fair values for the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows.

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

Comparison of three and nine month periods ended September 30, 2010 and 2009

The following tables set forth our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of expected future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	3 Mo. Year-to-%		2010	2009	9 Mo. Year-to-%
	(unaudited)	(unaudited)	Year chg	chg	(unaudited)	(unaudited)	Year chg	chg

Revenue	$2,920,140	$2,793,717	$126,423	5%	$11,947,760	$8,688,380	$3,259,380	38%

Gross profit	679,747	1,587,988	(908,241)	-57%	5,852,594	4,945,708	906,886	18%

Operating expenses	3,734,538	2,298,593	1,435,945	62%	10,006,172	5,403,819	4,602,353	85%

Loss from operations	(3,054,791)	(710,605)	2,344,186	330%	(4,153,578)	(458,111)	3,695,467	807%

Net loss - Lenco Mobile Inc.	$(2,897,507)	$(858,345)	$(2,039,162)	-238%	$(3,826,379)	$(1,013,787)	$(2,812,592)	-277%

Revenues for the third quarter of 2010 were $2.9 million, an increase of $126,000 from $2.8 million for the same period last year, which was due to expansion of the internet business revenues, increased revenues from brand clients and wireless carriers in the mobile segment and further expansion of business with Vodacom in South Africa

For the three months ended September 30, 2010, our revenues were derived principally from four customers, which together represented 56% of revenues or approximately $1.6 million.  The largest single customer was approximately $0.5 million in sales or 16% of total revenue for the quarter.  This is an improvement in customer concentration from the third quarter of 2009 when 64% of our revenues were driven by four customers. Our objective is to continue to increase revenues and decrease our risk of dependency on a small customer base.

For the nine months ended September 30, 2010, our revenues were $11.9 million versus $8.7 million for the same period of 2009.  This in an increase of approximately $3.3 million or 38%.   Our mobile phone segment revenues softened by approximately 24%, or $1.3 million, and our Internet marketing segment revenues expanded over 155%, or $4.6 million, compared to the same period last year.   The declines in revenue in the mobile segment is primarily as a result of management’s decision to focus on our international expansion and as a result of the delays associated with the launch of our mobile phone statement solution for a number of clients. The delays associated with the mobile phone statement solution are limited to the South African market place and are considered temporary in nature. We anticipate a significant upturn in revenue once we have clearance from the South African tax authorities to launch the product commercially.  We have, however, increased our customer base in both the mobile and Internet marketing segments of our business and expanded our volumes with many key customers including the wireless carrier Vodacom in South Africa.  We have added significant brand customers in the mobile sector including retailers such as Mr. Price, pay television channel Multichoice, banking entities  First National Bank, ABSA, and African Bank, and two new wireless carriers in Telkom Mobile in South Africa and Optus in Australia.  The increase of over $4.6 million in revenue in the internet segment primarily results from the continued expansion of the education vertical and lead sales in other verticals.

We are currently engaged in negotiations to secure connectivity agreements with Wireless Carriers in Mexico, Colombia, Peru, Uruguay, Vietnam, Thailand, South Korea, , Singapore, Australia, the United Kingdom, New Zealand and China.  These negotiations are at various stages and on the whole have been exceptionally positive. We have also expanded sales relationships in the U.S. Internet advertising segment. With the acquisition of Jetcast, Inc. we have broadened our market reach to include mobile and internet monetization of advertising for terrestrial radio and “pure play” Internet broadcasters,   Jetcast is currently comScore’s highest ranked U.S. radio and entertainment entity when measured by unique visitors per month. As we continue to expand the use of our UniversalPlayer™, we expect to see significant increases in revenue with this addition.  Through our master license agreement in Australia for the mobile sector, which ran successful MMS messaging campaigns with the Wireless Carrier Optus, we earned our first revenues in Australia and expect to continue to generate revenues from that region.  We are continuing to expand our reach of mobile messaging products and services.  We have signed an agreement to provide one of the leading banks in South Africa with a range of MMS based marketing solutions and we are currently providing all of the major banks in South Africa with various mobile marketing solutions. Our mobile phone based financial statement product has been accepted for use by a number of major brand owners including several banks. We are presently waiting for regulatory approval from the local tax authorities regarding compliance with one aspect of the tax act. We believe this approval is imminent. .  In Mexico, we have successfully connected with Telcel and Iusacell, currently testing with Comcel in Colombia and with SK Telecom via an aggregator in South Korea.  In Singapore, we are currently testing connectivity with M1, StarHub, and SingTel. In Australia we have successfully executed a number of campaigns for Optus, using our server based bulk MMS messaging solution.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $0.7 million compared to $1.6 million for the same period last year, a decrease of $0.9 million or 57%.  Gross profit as a percentage of revenues ("gross margin") for three months ended September 30, 2010 was 23% compared to 57% for the three months ended September 30, 2009 primarily as a result of the increased percentage of total revenue represented by our lower gross margin Internet segment.  Gross profit and gross margin can vary depending on the change in product mix by segment and within segments.

Gross profit for the nine months ended September 30, 2010 was $5.9 million versus $5.0 million for the nine month period ended September 30, 2009.  This represents an increase of approximately $0.9 million for the same nine month period, year-over-year or an 18% increase in terms of gross dollars.  Gross margin approximated 49% for the nine months ended September 30, 2010 versus 57% for the nine month period ended September 30, 2009.  The decrease in gross margin percent resulted from the increase of Internet revenues as a percentage of the total revenues.

Operating expenses

For the three months ended September 30, 2010, operating expenses were $3.8 million compared to $2.3 million for the three months ended September 30, 2009, an increase of 62%.  For the three months ended September 30, 2010, we increased our staffing and U.S. and international business development efforts, selling and marketing expenses in an effort to expand our sales to Brand Owners and Wireless Carriers in new territories.  We also increased our information technology staffing levels to support our increasing sales and services capacity for our customers as well as the Jetcast, Inc. UniversalPlayer™ development.  Additionally, our administrative and legal expenses increased in order to support the increased level of operations that we anticipate to achieve from our international business development efforts.  Also, legal costs related to the acquisitions of Jetcast, Inc., the assets of G2AA, LLC,  organizational costs in the foreign territories, and the Series A preferred stock capital raise contributed to an increase in administrative costs in the third quarter of 2010 as compared to 2009.  We have now established representatives or staff in the U.K., Mexico and South Korea to drive our MMS messaging capabilities in those territories.  Our research and development expenses increased by approximately $60,000 from the third quarter of 2009 to the same period in 2010 as we continue to develop technologies to support new products and services in mobile marketing technologies supporting the Wireless Carriers' MMS platforms.  Our depreciation and amortization increased by approximately $200,000 due to the increased amortization resulting from the G2AA, LLC asset acquisition, additional debt issuance cost amortization, and due to the additional depreciation on capital expenditures to support our international expansion.

For the nine months ended September 30, 2010, operating expenses were $10.0 million compared to $5.4 million for the nine months ended September 30, 2009, an increase of approximately 85%.  Sales and marketing costs increased due to the expansion of our sales efforts to Brand Owners and wireless carriers in new territories. We increased general and administrative expenses by approximately $3.2 million which was in part due to the staffing requirements to support the business including the immediate growth plans as well as the costs of maintaining public-reporting entity. Additionally, the legal costs related to the acquisitions of Jetcast, Inc. and the assets of G2AA, LLC and other capital structure changes occurring in the first nine months of 2010 resulted in significant increases compared to the same period of 2009.  Our research and development increased by approximately $235,000 from the first nine months of 2009 to the same period in 2010 as we continue to develop technologies to support new products and services in mobile marketing technologies supporting the wireless carriers' MMS platforms.  Our depreciation and amortization increased by approximately $725,000 due to a amortization on the acquired intangible assets and increased debt issuance costs, and also due to the additional depreciation on capital expenditures to support our international expansion efforts.

Income (loss) from operations

For the three months ended September 30, 2010, loss from operations was $3.1 million as compared to loss from operations of $0.7 million for the three months ended September 30, 2009.  The growth in our operating expenses as well as the decrease in gross profitability as described above resulted in an increased loss of approximately $2.4 million.

For the nine months ended September 30, 20010, we had as loss from operations of $4.2 million versus loss from operations of $0.5 million for the same period in 2009. The increase in the operating loss is driven by primarily by the increase in gross profitability offset by the operating expense increases described above.

Net Loss

For the three months ended September 30, 2010, net loss was $2.9 million compared to a net loss of $0.9 million for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, net loss was $3.8 million versus a net loss of $1.0 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity included cash and cash equivalents of $8.9 million compared to $0.4 million at December 31, 2009.  This increase primarily resulted from the Series A Preferred capital raise on September 23, 2010.   In addition, at September 30, 2010, accounts receivable, net of allowances, were $2.5 million compared to $2.6 million at December 31, 2009, a decrease of accounts receivable on increased sales levels. At September 30, 2010, we had a net positive working capital position of $8.4 million compared to a working capital deficit of $2.1 million at December 31, 2009.  The change in working capital was primarily the result of the following factors for the year-to-date through September 30, 2010:  (i) the Series A Preferred capital raise; (ii) the large increase in sales and collected cash; (iii) debt borrowing of $2.0 million and conversion to equity of debt and accrued interest and payments of debt by issuance of common stock of approximately $3.5 million; and (iv) payments on our contingent consideration liability of approximately $0.9 million in the first nine months of 2010.

For the nine months ended September 30, 2010, we deployed $2.6 million of net cash used in our operating activities which was derived from a net loss of $3.8 million, increased by adjustments for depreciation, amortization, and other adjustments of $2.0 million, and decreased by changes in operating assets and liabilities of $0.6 million.

Investment activities consumed cash in the amount of $0.7 million during the nine months ended September 30, 2010, related primarily to the Jetcast, Inc. acquisition and the purchase of equipment to support our business growth and expansion requirements.  With our purchase of the assets of G2AA, LLC, we acquired cash of $0.3 million.  As of September 30, 2010, we do not have any significant commitments for capital expenditures.  However, we are aggressively pursuing the expansion of our services with Wireless Carriers in new territories.  We have already established offices in Mexico and South Korea and are looking to establish subsidiary operations in other territories which, if successful, would require additional capital expenditures.

Financing activities provided net cash in the amount of $11.8 million during the nine months ended September 30, 2010, related to the cash we received in return for the Series A Preferred stock capital raise on September 23, 2010 and the new notes payable issuances less the debt amounts repaid during the year-to-date period ended September 30, 2010.

The following is a summary the terms of the Series A Preferred issued on September 23, 2010:

Stated Value: The stated value per share of preferred stock is $100, subject to increase for accreted dividends.

Voting Rights:  The holders of the preferred stock vote on an as-converted basis together with the holders of our common stock as a single class, except with respect to any increase or decrease in the authorized shares of our common stock, as to which the holders of the preferred stock have no right to vote.

Dividends: The holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. Dividends are payable (i) quarterly on March 31, June 30, September 30 and December 31 and (ii) when and to the extent shares of the preferred stock are converted into common stock. Dividends accrete to, and increase, the outstanding stated value of the preferred stock and compound quarterly on March 31, June 30, September 30 and December 31.

Voluntary Conversion:  A holder of preferred stock can elect to convert its preferred stock into shares of our common stock at any time from and after the earlier of: (i) the second anniversary of the original issue date of the preferred stock and (ii) the date that our company's earnings before interest, taxes, depreciation and amortization ("EBITDA") over the prior four fiscal quarters exceeds $15 million.  Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price: The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our company's EBITDA for the 15 month period ended December 31, 2011 is less than $27 million and our company's EBITDA for the 27 month period ended December 31, 2012 is less than $65 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ended December 31, 2012 is less than $65 million, and the conversion price is reduced by an additional $0.03 per share for each $1 million difference between actual EBITDA for such 27 month period and $65 million, subject to a conversion price floor of $0.25 per share.

Automatic Conversion:  The preferred stock automatically converts if: (i) our company's EBITDA for the 15 month period ended December 31, 2011 is equal to or greater than $27 million, or (ii) our company's EBITDA for the 27 month period ended December 31, 2012 is equal to or greater than $65 million. However, an automatic conversion may only occur if our common stock, including the shares issuable upon conversion of the preferred stock, is trading on a national securities exchange at the time of conversion.

Liquidation Preference: The holders of preferred stock are entitled to receive out of our assets, whether capital or surplus, before any distribution or payment shall be made to the holders of our common stock or other junior securities, an amount per share of preferred stock equal to the sum of (i) the stated value of the preferred stock (as increased for accreted dividends), plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of liquidation, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum.

Redemption:  We can redeem the preferred stock at any time after the five-year anniversary of the original issue date of the preferred stock by paying cash in an amount equal to the sum of (i) the stated value of the preferred stock, plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of redemption, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum. We must give the holders of the preferred stock at least 30 days advance notice of our intent to redeem the preferred stock and we must honor any conversion of the preferred stock before the redemption date.

Negative Covenants:  As long as any preferred stock is outstanding, we are prohibited from taking any of the following actions without the consent of a majority of the then outstanding preferred stock, including the consent of Pablo Enterprises LLC (or its successor):

●	change adversely the rights given to the preferred stock;

●	authorize or create any class of stock ranking senior to or otherwise pari passu with the preferred stock;

●	amend our charter documents in any manner that adversely affects any rights of the preferred stock;

●	increase the number of authorized shares of preferred stock;

●	declare or pay any cash dividend or distribution on or purchase or redeem any junior securities; and

●	purchase or redeem any shares of preferred stock other than in accordance with the terms of the certificate of designation.

 The summary of the rights, privileges and preferences of the preferred stock described above is qualified in its entirety by reference to the certificate of designation for the preferred stock, a copy of which was filed as Exhibit 2.1 to our Current Report on 8-K filed with the Commission on September 28, 2010 and is incorporated herein by reference.

The securities purchase agreement under which we sold the preferred stock grants the investors certain control over our ability to enter into additional debt or equity financing. Until September 23, 2011, the investors have a right to participate up to 100% in any financing in which we offer for sale shares of our common stock or any securities that entitle the holder thereof to acquire shares of our common stock, including any securities convertible into or exchangeable or exercisable for shares of our common stock.  In addition, until the date that Pablo Enterprises LLC and its affiliates collectively own less than 50% of the shares of preferred stock originally issued to Pablo Enterprises LLC, we agreed not to issue any common stock or securities exercisable for or convertible into shares of common stock at a price less than the then current conversion price of the preferred stock without the consent of both the holders of a majority in interest of the preferred stock outstanding at the time of sale and Pablo Enterprises LLC (or its successor).

As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  We are in litigation with the note holder of $260,000 of the $297,500 of notes past the due date.  The holder of the note for the remaining $37,500 deceased and we are in communications with the family of the deceased regarding how they would like to proceed.

Our primary need for capital is to support our expansion into selected international markets.  We have established operations in Mexico and South Korea and we are in the process of establishing a subsidiary in the United Kingdom and Singapore to expand our services in those geographical regions.  We are currently negotiating contracts with additional Wireless Carriers around the world.  As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts.  We believe that our existing cash resources, together with cash flows from operations from operations will be sufficient to meet our capital requirements for at least the next twelve months.

Recent Accounting Pronouncements

Please see the section entitled "Recent Accounting Pronouncements" contained in "Note 1 – Basis of Presentation" to our financial statements included in Part I—Item 1 - Financial Statements of this report.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses material to investors.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

We may encounter difficulties in integrating acquired products, technologies or businesses, which could adversely affect our business.

On September 28, 2010, we completed the acquisition of Jetcast, Inc. and began providing a new line of products and solutions to Internet broadcast providers.  We have undertaken strategic acquisitions in the past.  Our acquisitions of Multimedia Solutions and our AdMax business form the core of our current business.  However, acquisitions involve risks and uncertainties.  We are in the process of rescinding the acquisition of assets from Eden Marketing LLC.  We have not yet integrated the assets from our Digital Vouchers or CellCard platforms.  We are unable to predict with certainty the costs required to complete the integration of those products or what the market acceptance will be for these products and services.

We may have to devote substantial time and resources to the integration and operation of our newly acquired businesses.  Further, we expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of these operations.

The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

●	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

●	declining employee morale and retention issues resulting from changes in compensation, management, reporting relationships, future prospects or the direction of the business;

●
the need to integrate each acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures and policies appropriate for a larger public company that the acquired companies lacked prior to acquisition;

●
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

●
liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the anticipated benefits of the Jetcast acquisition or any future acquisitions do not materialize, or we experience difficulties integrating businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

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

Certain covenants we agreed to in connection with Series A Preferred Stock may impair our ability to issue additional debt or equity.

The Securities Purchase Agreement we entered into in connection with the issuance of our Series A Preferred Stock grants the investors in that offering a right of first refusal over any debt or equity financing we propose to enter into on or before September 23, 2011.  In addition, until the date that Pablo Enterprises LLC and its affiliates collectively own less than 50% of the shares of Series A Preferred Stock originally issued to Pablo Enterprises LLC, we agreed not to issue any common stock or securities exercisable for or convertible into shares of common stock at a price less than the then current conversion price of the preferred stock (currently $1.50) without the consent of both the holders of a majority in interest of the preferred stock outstanding at the time of sale and Pablo Enterprises LLC (or its successor).  These covenants may impair our ability to issue additional debt or equity, if necessary.

Our failure to meet targeted EBITDA growth could result in a decrease of the conversion price for the Series A Preferred Stock.

We have issued an aggregate of $10.0 million of Series A Preferred Stock which is convertible into common stock at an initial conversion price of $1.50.  At the time of this report there is $0.75 million additional funding still pending from management.  Under the terms of the Series A Preferred Stock, if our company's EBITDA for the 15 month period ended December 31, 2011 is less than $27 million and our company's EBITDA for the 27 month period ended December 31, 2012 is less than $65 million, then the conversion price of the Series A Preferred Stock is reduced by an additional $0.03 per share for each $1 million difference between actual EBITDA for such 27 month period and $65 million, subject to a conversion price floor of $0.25 per share.  A substantial decrease in the conversion price for the Series A Preferred Stock could result in substantial dilution to holders of our common stock.

We face exchange rate and currency control risks as a result of our operations in South Africa, and may face additional currency and exchange risk if we conduct business in new international markets.

Although we currently transact approximately 60% to 70% of our business in U.S. dollars, we also transact approximately the inverse amount of our business in South African Rands.  Consequently, we are currently exposed to fluctuation between the United States dollar and the South African Rand, which varied by approximately 48% in 2009.  We have opened offices in South Korea and Mexico and have a relatively minor amount of transaction in those currencies. We are aggressively seeking to establish new markets for our products and services in territories including EMEA, and other Latin American countries.  We currently anticipate that we will conduct transactions in those countries that will be denominated in the local host currency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2010 Rendez-Vous Management Limited converted a $700,000 note payable to shares of our common stock at $4.00 per share.  Accordingly, we issued 175,000 shares to Rendez-Vous Management Limited.  There were no discounts, sales or underwriting commissions incurred in connection with the transaction.

On August 13, 2010 we entered into the Asset Purchase Agreement for the acquisition of assets from G2AA, LLC.   In connection with these assets we issued an aggregate of 275,000 shares of our common stock to the G2AA, LLC stockholders.  There were no discounts, sales or underwriting commissions incurred in connection with the transaction.

On August 13, 2009, we issued 50,000 shares to Agile Opportunity Fund LLC in exchange for the extension of two notes payable due to Agile Opportunity Fund LLC to January 16, 2010.  The shares were issued at $4.89 and there were no discounts, sales or underwriting commissions incurred in connection with the transaction.

On September 17, 2010 we entered into the Merger Agreement for the acquisition of Jetcast, Inc.  The transaction closed on September 28, 2010.  In connection with the acquisition of Jetcast, Inc. we issued an aggregate of 4,001,235 shares of our common stock to the former Jetcast, Inc. stockholders.  3,849,992 were issued at closing and 151,243 were issued subsequent to the closing of the transaction as a working capital adjustment.  There were no discounts, sales or underwriting commissions incurred in connection with the transaction.

On September 23, 2010, we entered into a securities purchase agreement with accredited investors pursuant to which we agreed to sell an aggregate of 107,500 shares of our Series A Convertible Preferred Stock at a purchase price of $100.00 per share.  The financing resulted in gross proceeds of $10,000,000. As of the date of this report there are 7,500 management shares still pending final funding. There were no discounts, sales or underwriting commissions incurred in connection with the financing.

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

Item 3. Defaults Upon Senior Securities.

As of the date of this report, we have an aggregate of $297,500 of convertible promissory notes outstanding that are past their due date of March 1, 2010.  MOSD Holdings, LLC, the holder of $260,000 of promissory notes, has made demand for payment.  We dispute the validity of the debt and intend to vigorously pursue our rights in relation thereto..  The holder of the note for the remaining $37,500 is deceased and we are in communications with the family of the deceased regarding how they would like to proceed as an executor has not been appointed by the probate court.

Item 4. Other Information

None.

Item 5. Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	LENCO MOBILE INC. /s/ Thomas Banks Thomas Banks, Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
2.1	Agreement and Plan of Merger dated September 17, 2010, by and among the registrant, Jetco Sub, Inc., Jetcast, Inc., and the stockholders of Jetcast, Inc.	Filed as an exhibit to our Form 8-K filed on September 22, 2010.
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	Filed as an exhibit to our Form 8-K filed on September 28, 2010.
4.1	Amendment No. 2 to Convertible Promissory Note dated June 30, 2010.	Filed as an exhibit to our Form 8-K filed on July 1, 2010.
4.2	Amendment No. 2 to Convertible Promissory Note dated July 14, 2010.	Filed as an exhibit to our Form 8-K filed on July 15, 2010.
10.1	Securities Purchase Agreement between Lenco and Rendez-Vous Management Limited dated July 12, 2010.	Filed as an exhibit to our Form 8-K filed on July 15, 2010.
10.2	Securities Purchase Agreement dated September 23, 2010 by and among the registrant and the purchasers identified therein.	Filed as an exhibit to our Form 8-K filed on September 28, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
99.1	Press Release issued November 15, 2010.	Filed herewith.