Form 10-K
period 2010-12-31
LENCO MOBILE INC.
filed 2011-03-29
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of the last business day of Lenco Mobile Inc.’s most recently completed second quarter (June 30, 2010) was approximately $244,107,000  (based on the closing sale price of $6.00 on June 30, 2010). Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of March 11, 2011, 71,145,659 shares of Lenco Mobile Inc.’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

Lenco Mobile Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

EXPLANATORY NOTES

In this annual report on Form 10-K, unless the context indicates otherwise, the terms “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

Special Note about Forward-Looking Statements

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	Our ability to control operating costs and fully implement our current business plan;

•	Our ability to obtain future financing or funds when needed;

•	Our ability to successfully launch our mobile phone and internet services with new mobile telephone network operators (“Wireless Carriers”);

•	Our ability to obtain future financing or funds when needed and the timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

•	Our ability to respond to new developments in technology and new applications of existing technology before our competitors; and

•
Risks associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties; and financial risk due to fluctuations in foreign currencies against the U.S. Dollar.

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements.  Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the SEC.  Caution should be taken not to place undue reliance on any such forward-looking statements.

MARKET DATA AND INDUSTRY INFORMATION

Information regarding market and industry statistics contained in this report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all available sources, and cannot assure stockholders of the accuracy or completeness of the data included in this report.

PART I

Item 1.    Business.

Overview of Our business

We develop, own and operate mobile phone, internet and internet broadcasting advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”), manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, monetize and retain relationships with consumers.  During 2010, we have broadened our market reach to include mobile and internet monetization of advertising for terrestrial radio and “pure-play” internet broadcasters.

We offer Brand Owners the ability to design, manage and execute mobile and internet-based marketing campaigns, as well as terrestrial radio and “pure-play” advertising, using our proprietary advertising platforms. By using our platforms and proprietary technology, Brand Owners are able to access our state-of-the-art technology to:

•	Simplify the development and distribution of mobile phone, internet and internet broadcasting advertising;

•	Enhance the quality, appearance and delivery of their advertisements;

•	Reduce the cost of their advertising campaigns;

•	Improve the return on their advertising expenditure; and

•	Measure the level of response on each advertising campaign.

During 2010, we also continued to invest time and resources in order to expand our international mobile phone business. Connectivity with international Wireless Carriers forms a key component of our business plan. We have made significant progress in testing connectivity and initiating relationships with international Wireless Carriers in Mexico, Colombia, Singapore, the United Kingdom and the United States.   We are currently connected to all the major U.S. Wireless Carriers through an aggregator and have specifically obtained approval from Verizon, AT&T and Sprint for selected mobile messaging campaigns. We have connected with Vodafone in the U.K.  In South Africa, we are fully connected and operating with Vodafone SA (through their South African subsidiary “Vodacom”), are connected with MTN, and are currently testing with Telkom, and Cell C. We have signed an agreement to provide one of the leading banks in South Africa with a range of MMS-based marketing solutions and we are currently providing all of the major banks in South Africa with various mobile marketing solutions. Our mobile phone-based financial statement product has been accepted for use by Vodacom and a number of major Brand Owners including several of South Africa’s largest banks. We have received regulatory approval from the local tax authorities regarding compliance with the appropriate tax and communications regulations and have begun to prepare the roll-out the financial statement product to customers. In Mexico, we have successfully connected with Telcel and Iusacell and are currently testing via an aggregator in South Korea.  In Singapore, we have successfully tested connectivity with M1 and StarHub, and are testing with SingTel. In Australia we have successfully executed a number of campaigns for Optus, using our server based bulk MMS messaging solution.

We have provided mobile marketing campaigns for Brand Owners such as Mr. Price, Electronic Arts, Alfa Romeo, BMW, First National Bank, Clinique, Vodacom, Vodafone, Makro, LG, Samsung, Nedbank, Ellerines, JD Group, VW, SONY, Nokia, Mitsubishi, Peugeot, Woolworths, Volvo, Virgin Mobile, Toyota, Toshiba, Sun International, Nissan, Land Rover, Ford, Fiat, Estee Lauder, Doritos, SABMiller, BlackBerry, Imperial, Hang Ten, MTN and Nike.

We have also designed, built, integrated and hosted mobi sites, which are internet sites that are accessed via a mobile phone, for many leading, blue chip Brand Owners including Mr. Price, Sasko Flour, Nike, Samsung, Morkels, Joshua Door, Dodos Shoes, Vodafone, MTN, VodaShop, Toyota South Africa, Volkswagen South Africa, Nokia, Makro, Super Sport Television Channel, First National Bank, Ellerine’s and Wetherlys.

Mobile Phone Advertising Platforms and Products

Our mobile phone advertising platform is based on our proprietary technology developed by us. We continually invest in our technical platforms to ensure that we remain market leaders in the mobile messaging sector. These software platforms facilitate the development of advertising content, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network.  During 2010, we have strengthened this platform with our acquisition of a fully integrated technical solution  known as the Signaling Gateway (or “SGW”)  from Angelos Gateway Limited.  We now have the capability to provide MMSC, SMSC, Location-Based Services and USSD solutions using MM7 and SS7 protocols and to deliver high volumes of messages to mobile phones.  Our mobile messaging platform is now one of the most advanced, if not the most advanced, in the SMS and MMS sector, with significant throughput capability.  Our platform  is attractive  for both large wireless carriers looking to increase data throughput and smaller wireless carriers seeking to increase or initiate data revenues programs.

We provide Wireless Carriers with software and services which they use to manage and track the distribution of Short Message Services (“SMS”) messages and Multimedia Message Services (“MMS”) messages through their MMS Messaging Switch Center (“MMSC”).   An SMS message is commonly referred to as a “text message”; it is a text based protocol which enables a mobile phone subscriber to send a text message from one mobile handset to another via a Wireless Carrier. An MMS message is similar, but the message contains multimedia content, such as pictures, audio or video content which is sent via a Wireless Carrier to a subscriber’s mobile handset.  By making use of our MMS messaging platforms, a Wireless Carrier is able to enhance the revenue generated from its existing MMS network infrastructure, increase the efficiency of their MMSC, and improve the overall quality of the MMS messages which they deliver to their subscribers.

Wireless Carriers around the world are all looking to increase revenue and profits by growing the volume of data that they sell to their subscribers. Revenue from traditional voice usage is declining when measured by revenue per minute of voice usage and there is now a major drive to identify additional revenue streams from inter alia MMS messaging and solutions delivered via smart mobile phones. Our solutions are well-positioned in the mobile value chain to enhance Average Revenue Per User for the Wireless Carriers. We also believe that our business model offers Wireless Carriers a compelling value proposition which significantly reduces total cost of ownership.

Our MMS messaging platform is unique in that an MMS message compiled and delivered using our platform appears in  video format on a mobile subscriber’s handset. In order to view the MMS messages,  a mobile phone subscriber simply clicks to open the MMS message as if it was an SMS message, and the MMS runs automatically. Our MMS messages are not streamed, but are compressed and delivered directly into the mobile handset where they are permanently available to be viewed over again. The MMS message can be stored and retrieved at a later date, or forwarded to another mobile subscriber. Our MMS messaging platform is comprised of the following products and services:

•
FlightDeck: Our proprietary bulk MMS messaging server that is installed at the Wireless Carrier’s network infrastructure. FlightDeck delivers MMS messages in a fully automated, managed environment. FlightDeck can also prioritize an MMS campaign that is time sensitive so that the campaign is delivered at the right time and to the right mobile phone subscribers.

•
FlightPlan: Our mobile marketing campaign design and management system. FlightPlan takes the guesswork out of planning and designing MMS message campaigns, allowing qualified designers to efficiently construct a quality MMS message. FlightPlan offers Brand Owners and advertisers a simple to use graphical user interface that creates MMS messages.

•
Signaling Gateway:  Our Signaling Gateway (“SGW”) platform manages the compilation and distribution of MMS and SMS messages for wireless carriers and brands.  We are able to compress rich data files by up to 80% and deliver them through the MMSC and SMSC to mobile subscribers.  Our MMS messages are fully-automated and delivered to mobile subscribers in full color.  The compression technology used to deliver our messaging solutions allows our bulk MMS messaging server to deliver up to 1,000 MMS messages per second, per installation and has the capacity to send over 1 million MMS messages per hour. The SGW platform offers Location-Based Services as well as MM7 and SS7 protocol technology which is instrumental in Wireless Carrier communications processing.

•
The EPS server application: Enables a Wireless Carrier to deliver bulk MMS messaging outside of their core MMSC by uniquely encoding an MMS message. The EPS solution is designed to offer bulk A2P (Application to Person) MMS messaging capability. EPS has been successfully tested and installed at two of our current Wireless Carrier clients.

•
Build.mobi™: We design, build and manage a number of high-traffic mobi sites for our own use and for our clients. Mobi sites are internet sites that are designed for and accessed via a mobile phone.  Mobi sites provide a full range of services, which can be used by consumers to access everything from bank accounts to mobile content sites.

•
MMS Greeting Card: MMS cards are digital cards that can be downloaded, customized and delivered by MMS message for special events. We have successfully deployed this solution in partnership with Vodacom, leading toVodacom increasing MMS messaging through put volumes.

•
Mobile Financial Statements: We have developed a unique mobile financial statement application, which delivers consumer statements directly into a mobile phone. The application includes a delivery report option, which proves receipt of the statement by the consumer. Once a mobile phone statement has been delivered into the physical handset, the consumer is able to securely access a mobi site that securely stores all of their relevant account information. We believe this application will have strong appeal to Wireless Carriers in developing countries where mobile subscribers have limited access to postal services or computers. According to the International Telecommunications Union, a specialized agency of the United Nations Organization, responsible for information and communications technology, 73% of mobile subscriptions are in the developing world. This represents a potential market of 3.8 billion mobile subscribers who have access to digitally delivered products on their mobile phones.  A further benefit of the mobile phone statement application is the ability to significantly reduce the volume of paper and postage needed to communicate with consumers providing cost-savings and an improved carbon-footprint opportunity to our clients.

•
Mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters:  We have broadened our market reach to include monetization of advertising for terrestrial radio and “pure-play” internet broadcasters.  Through our Jetcast, Inc. acquisition (now called “Lenco Media Inc.”) and development of our UniveralPlayer™, we have an ad-serving platform which can monetize a listener base that as of January 2011 was ranked the number one in comScore’s Entertainment-Radio category in terms of unique audience, total minutes and total page views in the U.S.  Display, pre-roll video and audio in-stream advertising monetized though delivery on our UniveralPlayer™, reaches an audience of approximately 40 million unique visitors per month, which we believe we will be able to monetize at attractive CPM (“cost per thousand”) prices for our customers.

•
Mobile Marketing Campaign and Promotion Management:  Wireless Carriers and Brand Owners use our technologies to attract, monetize and retain relationships with consumers.  We have significant expertise in managing mobile marketing campaigns to successfully reach consumers in a unique and effective way via  mobile phones.  Our blend of marketing expertise and a powerful platform provide us with significant advantages over the vast majority of other marketing companies trying to compete in the mobile space.

Our MMS messaging platforms are currently being used by Vodacom, one of the leading Wireless Carriers in Africa. Vodacom has approximately 30 million subscribers in Southern Africa and is part of the Vodafone Group which has 341 million proportionate subscribers worldwide.  Vodacom accounted for approximately 33% of our total revenues during 2010 and approximately 23% of our revenues for the year ended December 31, 2009.  We are currently in discussions to offer our MMS platforms and solutions to other carriers throughout the world.  Our business goal is to create relationships with both Brand Owners and Wireless Carriers in as many countries as possible, and increase our appeal and ability to service global Brand Owners with their mobile phone advertising campaigns.

Internet and Internet Broadcasting Advertising Platforms and Products

Our internet advertising platform operates under the Lenco Multimedia Inc. (formerly “AdMax Media Inc.”). We provide Brand Owners with advertising products and services to reach out to consumers online in a highly-focused manner leading to better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

•
AdMaximizer Ad Placement.  AdMaximizer provides cutting edge technology which is used by Brand Owners to generate consumer leads for their businesses.  Our platform is designed to provide the Brand Owner with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

•
Lead Generation.  We help our customers secure consumer leads through a number of methods, including opt-in programs (where consumers have elected to receive advertisements), on-line co-registration, display advertisements on third party websites and via our own websites. We have extensive relationships with internet publishers, who publish our advertisements and content on third-party websites. We also publish our own websites. We own approximately 1,157 websites and 2,867 URLs (Uniform Resource Locators or internet domains) that have been developed over many years and have an established history with the major search engines. We have worked over a period of years to drive traffic to our websites, link our sites with key partners, and take other steps designed to improve the ranking of our sites on major search engines and improve their appeal to consumers who view them. We also constantly monitor and perform search engine optimization on our sites to increase the profile of our sites on major search engines such as Google, Yahoo and Bing.

•
Consumer Database.  We also own and manage a database with approximately 120 million unique names of individual consumers based in the United States. The database contains 50 million unique names where the customer has opted-in to accept offers from Brand Owners in one or more vertical industries owned or managed by us, together with 70 million unique names of consumers who have opted-in to accept offers from our ad-network publishing clients. This database is used to create a pool of prospective customers that we can approach on behalf of Brand Owners. We also track information concerning the consumers in the database to discern information concerning demographics, buying propensities, return rates and purchase defaults.

•
Internet broadcasting.  Mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters:  We have broadened our market reach to include monetization of advertising for terrestrial radio and “pure-play” internet broadcasters. Through our Jetcast, Inc. acquisition (now called “Lenco Media Inc.”) Lenco Media Inc. provides products designed to make internet broadcasting profitable for broadcasters and advertisers. Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® streaming products eliminate costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment. As recently as January 2011, the Company’s internet radio advertising network was ranked number one by comScore in the “Entertainment-Radio” category with potential reach of 37.9 million unique visitors per month in the United States. Pandora, CBS Radio, AOL Radio, Yahoo Radio, Westwood One and Clear Channel are also included in the category. We view the acquisition as strategic in our efforts to develop an advertising company that provides Brand Owners with global access to new media channels and compelling technology. It also provides a mechanism to create and manage lists of consumers by interest groups. As we continue to expand the use of our UniversalPlayer™ to a large broadcaster base, we expect to see significant increases in revenue with this addition.

Our Strategy and Mission

There are approximately 5.3 billion mobile phone subscribers and 1.6 billion internet connections in the world today.  We believe that there is a natural convergence between the mobile phone and the internet and that this convergence will take place at a faster and faster rate as the functionality resident in mobile phones increases. More and more mobile phones are being sold with internet browsing capability and a variety of smart applications. While data transfer rates for mobile phones have historically been the fastest in Southeast Asia, Wireless Carriers in the United States are investing in Long Term Evolution technology which will see downlink data rates of up to 100 megabits per second. This is sufficient speed to watch a television broadcast on a mobile phone while traveling in a car. The additional speed and functionality enhances the range of products and services which we are able to offer to our clients.

Brand Owners continuously compete for consumers on the basis of product features, quality and price.  As a result, Brand Owners will continue to invest significant resources in developing ways to create, keep and leverage customers. In order to do this they will continue to use technology to improve service levels, delivery channels and the management of data. Our management has an intimate understanding of the mobile phone and internet markets and has developed a framework around which to continue growing our revenue through monetizing our products and services.

We believe that there are four primary reasons why consumers use their mobile phones or access the internet. These are information, communications, entertainment and to transact commerce. Many Brand Owners have failed to recognize the importance of engaging with clients at appropriate times and through appropriate channels. Our mission is to continue to assist our clients to create, keep and leverage their customers in a sustainable and competitive manner using our technology platforms.

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

•
Cross sell our mobile marketing and internet platforms:  We believe that the ability to offer Brand Owners services for both internet and mobile advertising will expand the market that we can reach, and provide “single source” convenience that will assist us in retaining Brand Owners as clients.

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

Customers and Prospective Customers

In our mobile marketing business, we have two primary customers—the Wireless Carrier and the Brand Owner. Historically our mobile operations have been conducted in South Africa and Austraila.  We are aggressively working to establish additional relationships with additional Wireless Carriers worldwide.  These negotiations are at various stages and on the whole have been positive. We are continuing to expand our reach of mobile messaging products and services.  Our business goal is to create relationships with both Brand Owners and Wireless Carriers in as many countries as possible, and increase our appeal and ability to service global Brand Owners in their mobile phone advertising campaigns.

•
South Africa: Our current primary Wireless Carrier customer is Vodacom; one of the leading Wireless Carriers in Africa. Vodacom has approximately 30 million subscribers in Southern Africa and is part of the Vodafone Group which has 341 million proportionate subscribers worldwide. Vodacom accounted for approximately 33% of our total revenues during 2010 and approximately 23% of our revenues for the year ended December 31, 2009. We are connected with MTN, and are currently testing with Telkom, and Cell C. We have signed an agreement to provide one of the leading banks in South Africa with a range of MMS-based marketing solutions and we are currently providing all of the major banks in South Africa with various mobile marketing solutions.

•
Australia:  In Australia through our master license agreement in Australia for the mobile sector, which ran successful MMS messaging campaigns with the Wireless Carrier Optus during 2010, we earned our first revenues in Australia and expect to continue to generate revenues from that region. Also during 2011, we obtained another licensee of our mobile messaging platform with the addition of New Zealand.

•	Colombia: We have established offices in Bogota and are in the process of testing connectivity in Colombia.

•	Korea: We are currently testing with SK Telecom via an aggregator in South Korea

•	Mexico: In Mexico, we have successfully connected with Telcel and Iusacell.

•	Singapore: In Singapore, we have successfully connected with M1 and StarHub and are initiating testing with SingTel.

•	United Kingdom: We currently have connectivity with Vodafone in the U.K.

•
United States:  In the United States, we entered into a commercial service agreement with OpenMarket, Inc. on September 17, 2009. OpenMarket is one of the largest aggregators of telecom services in the United States. Through OpenMarket we have access to carriers such as Sprint, Verizon and AT&T. We have successfully deployed our MMS messaging platform in initial tests with OpenMarket. We are in the process of setting up a sales and marketing infrastructure to approach Brand Owners in the United States through our Lenco Mobile USA Inc. subsidiary.

We have managed mobile marketing campaigns in Africa for Brand Owners of a number of global brands such as Mr. Price, Vodafone, MTN, Nedbank, Ellerines, JD Group, VW, Sony, Nokia, Mitsubishi, Peugeot, Woolworths, Volvo, Virgin Mobile, Toyota, Toshiba, Sun International, Nissan, Landrover, Ford, Fiat, Estee Lauder, Doritos, SABMiller, BlackBerry, Imperial, Hang Ten, Nike, Electronic Arts, Alfa Romeo, Clinique, Makro, LG, First National Bank, BMW and Samsung. Wireless Carriers themselves are Brand Owners and they currently use their own SMS and MMS network infrastructure to promote their products and services. Wireless Carriers are not only faced with declining average revenue per user but also high levels of churn. In order to promote customer retention, Wireless Carriers use MMS messaging to extend retention based offers to their mobile subscribers.

We have signed an agreement to provide one of the leading banks in South Africa with a range of MMS-based marketing solutions and we are currently providing all of the major banks in South Africa with various mobile marketing solutions. Our mobile phone-based financial statement product has been accepted for use by a number of major Brand Owners including several of South Africa’s largest banks. We have received regulatory approval from the local tax authorities regarding compliance with the appropriate tax and communications regulations. We currently experience a high level of repeat business from our clients, which we believe reflects the quality of our products and services.

Our internet and mobile and internet radio businesses sell to Brand Owner and advertising networks using our UniversalPlayer™ and through efforts in various vertical markets such as auto, mixed martial arts, and investing. Some of our customers include Citrix, Google and AOL.

Awards We Have Received

We have been invited to participate in various international mobile marketing competitions by regulatory bodies which oversee the marketing activities of the mobile sector.

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

In 2010, Multimedia Solutions, our wholly-owned South African subsidiary partnered with Mr. Price to win multiple awards at the 6th Annual Mobile Marketing Association Awards Ceremony. The Multimedia Solutions campaign designed and executed for Mr. Price was overall winner in the category for Global Relationship Building and regional winner for Europe, Middle East and Africa in the Products and Services Launch category. The Mobile Marketing Association is the world wide body that represents the interests of the wireless carriers and marketers in promoting use of mobile phones as a technology and marketing platform.

In addition, in 2010 the Multimedia Solutions campaign designed and executed for Mr. Price was also the overall winner in the South African Direct Marketing Association’s 2010 Annual Awards, wining the coveted Inkosi Assegai award. This award recognizes the top direct marketer in South Africa and is testimony to the rise of mobile phones as a marketing channel.

Trends in the Mobile Phone and Online Advertising Sectors

Wireless Carriers worldwide generally use one of two wireless transmission platforms: the Global System for Mobile (“GSM”) technology or the Code Divisible Multiple Access (“CDMA”) technology. There are currently some 800 GSM networks in 219 countries reaching 3 billion subscribers. According to the CDMA Development Group, there are 564 million CDMA subscribers, representing 321 Wireless Carriers in 121 countries using various CDMA technology platforms. Our MMS messaging platform can be integrated into either a GSM or CDMA network.

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

•
Both terrestrial and “pure play” internet radio broadcasters continue to seek to additional revenues and expanding audience reach through the use of mobile devices and the internet. Consumers have embraced mobile and internet as a means of transmitting radio programming, thus opening a new means of monetizing advertising spending and reaching consumers on mobile devices.

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

We believe that both our mobile phone and internet products and services provide Brand Owners of all sizes with the ability to create, keep and leverage customers. In the current economic downturn, businesses are all being forced to find more efficient and more innovative ways of managing and retaining their customers. In particular, almost every business is highly reliant on repeat customers and referrals in order to maintain market share and grow. We believe mobile phones and the internet offer the most cost effective way to reach these audiences.

For the year ended December 31, 2010, we generated approximately 75% of our revenues from the sale of mobile phone-related services in South Africa and 25% of our revenues from sales of internet products and services in the United States. For the year ended December 31, 2009, we generated approximately 63% of our revenues from the sale of mobile phone related services in South Africa and 37% of our revenues from sales of internet products and services in the United States. We plan to expand the geographic reach for our mobile and internet broadcast radio advertising products to other parts of the world to take advantage of the trends in the mobile phone and online advertising sectors.

Technology and Operations

Our operations and related infrastructure are located at our facilities in Santa Barbara, California, Johannesburg, South Africa, Mexico City, Mexico, Bogota, Colombia, and Singapore. We operate a data center located at our offices in Santa Barbara, California. This center houses the entire computer and communications infrastructure necessary to operate our business in North America, including our mobile phone as well as our internet and internet broadcasting advertising platforms. We employ onsite technical staff who are able to support our technology and services. We also have equipment for back-up facilities at a co-location facility monitored by a third-party data center operator in Los Angeles, California. We maintain a dedicated OC-48, 2.5 GBPS fiber optic connection between Santa Barbara and the co-location facility in Los Angeles. Both facilities provide video surveillance and access controls, and are serviced by onsite electrical generators, fire detection and suppression systems. Both facilities also have multiple Tier 1 interconnects to the internet.

Our staff manages and maintains our proprietary MMS messaging platform. We operate a number of our own high-speed servers which form the backbone of the FlightDeck, FlightPlan and SGW messaging platforms. We also provide managed servers which are installed at Wireless Carrier’s core network switching centers. These servers are highly secure and cannot be accessed from outside the Wireless Carrier network. We also make use of third-party server facilities to provide connectivity between our MMS messaging platforms and Wireless Carriers. We continually monitor these systems and enter into service level agreements with technology vendors, where necessary.

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

Research and Development

Historically, we have not experienced significant research and development expenses.  Since February 2008, we have expanded our business through the selective acquisition of products and services which enhance our overall product offering. Our Multimedia Solutions subsidiary in South Africa has been in operation since 2004 and had completed development of its initial products at the time of our acquisition. We employ software engineers who provide a variety of services, including: customer support, content development, software maintenance and bug fixes, and the development of new features and functions for our products.

We have begun to incur research and development expense and we expect this amount to increase as we continue to develop and acquire unique technologies. Research and development expense for the years ended December 31, 2010 and 2009 were $533,000 and $262,000, respectively.

Intellectual Property

We have filed patent applications covering elements of our product and services offering, but no patents have been issued to date. We cannot be certain that current patent applications, or applications that we may file in the future, will result in the issuance of a patent or, even if a patent is issued, that it will provide a meaningful competitive advantage. We have not historically aggressively sought patent or copyright protection for software because of the requirement to publish the specific method or implementation of the technology as part of the application process. In those instances we rely on trade secret protection, including confidentiality agreements and invention contribution agreements with our employees and contractors to protect our rights in that technology.

Much of our technology, and the uniqueness of our solutions, is based upon software we have acquired or developed.  This applies to our SGW MMS message technology which encodes, compresses and manages the way in which a MMS message is delivered over a Wireless Carrier’s network, as well as the EPS server technology, our AdMaximizer.com technology, Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™ and ReplaceAds™.

In some cases we rely on licensed software tools or engines which we use under open source or commercial licenses from third-parties. Some of the basic components that our products come from leading software and hardware providers including Oracle, Sybase, Sun, Dell, EMC, NetApp, Microsoft and Cisco while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl and Linux. By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs. These licenses have various conditions to their use including payment of royalties, and authorship credit.

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

We sell to Wireless Carriers through both direct and indirect channels. Our Multimedia Solutions operation in South Africa has a dedicated sales team of 12 people which solicits additional business from Brand Owners. Our management team is experienced at selling products and services to both Wireless Carriers and Brand Owners and they are presently as varying stages in development of the markets for our mobile products and services in Singapore, the U.K., Vietnam, Thailand, South Korea, Indonesia, Malaysia, Mexico and China.

Where we can identify a qualified partner, we have entered into channel relationships for certain territories. We have master licensees in Australia, New Zealand and the United Kingdom to sell our products and services into those markets. Under the terms of the master license agreement we provide technology and sales support to these licensees via dedicated business development and technical personnel. These licensees have successfully established connectivity in these markets and are in the process of presenting our MMS products and services to Brand Owners in their respective regions. We have already begun to earn revenue from the Australian and New Zealand master license agreement in 2010. Master licensees will pay us a pre-agreed percentage of revenue for the support and access to our MMS messaging platform and an initial fee. We are exploring discontinuance of our U.K. master license arrangement and instead operate in the U.K. as a majority-controlled subsidiary in 2011. We have opened a subsidiary in the U.K., Lenco Mobile UK Ltd., to effect such a change; however, we cannot guarantee that we will complete such a change until we are further along in negotiations and legal efforts.

Once we have established a relationship with a Wireless Carrier for a particular region, we work with that Wireless Carrier to offer our mobile marketing products and solutions to the Wireless Carrier’s Brand Owner customers. In addition, where appropriate, we might contract with local advertising agencies that have relationships with Brand Owners. Our products and services afford the agency the opportunity to provide unique, effective and measurable campaigns for their Brand Owner clients. We supplement this reach to the Brand Owners with direct advertising that is targeted to the geographic region. In territories where there is high internet penetration we use the internet as a business development channel because the cost of identifying and securing customers is lower than other traditional media channels. In territories where there is less developed infrastructure we use the mobile phone as a business development channel. We believe that there is and will continue to be a logical convergence of the internet and the mobile phone and that as a result Brand Owners will continue to look for organizations who can service both marketing channels for them.

Our internet and mobile and internet radio businesses provide products designed to make internet broadcasting profitable for broadcasters and advertisers as well as other lead generation, data sales and list management services. Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® brand streaming products eliminate costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment. We have five personnel at our Lenco Media Inc. subsidiary that handle direct sales to Brand Owners and sales of lead generation, data and list management services. We also use third-party advertising networks to generate sales for our mobile and internet radio business.

Our U.S. mobile sales team, under our Lenco Mobile USA Inc. subsidiary, consists of three staff members focused on sales of the Build.mobi™ product and deploying our mobile platforms in the United States in order to support our clients’ requests and new Brand Owner relationships.

Competition and Business Strengths

We face intense competition from a variety of organizations in both our mobile as well as our internet business. There are currently numerous organizations which provide various components of the mobile marketing value chain, but very few who provide the integrated range of mobile and online services which we have to offer. We believe that in the future we might compete directly with the Wireless Carriers if they decide to focus on developing platforms similar to our MMS messaging platform and possibly face competition from major online advertisers who wish to expand into the mobile arena.

The market for mobile applications and solutions is dependent on connectivity with a mobile handset through either the internet or via the Wireless Carrier. Browser based connections such as the Apple iPhone’s application are accessed by subscribers on a “pull” basis, as opposed to MMS services which are typically transmitted via the Wireless Carriers on a “push” to the subscriber when an outbound message is sent. We are able to deliver our products and services via both “push” or “pull” channels and as a result we believe that we are well positioned to address the market for both browser based and MMS delivered services. We recently presented a leading carrier in Asia a proposal to provide a mobile “app” solution and we will continue to explore avenues to develop these solutions.

Both Brand Owners and Wireless Carriers evaluate our services on a variety of levels including breadth of product offerings, price, product quality, porting abilities, ease of use, speed of execution, customer support and breadth of distribution relationships. We currently view our competitive position as follows:

•
We compete on the basis that our product offerings are fully-integrated and comprehensive.  In this regard, we believe that we offer one of the most compelling end to end solutions available today for both our Wireless Carriers and Brand Owner clients.   Our “one-stop” solution for online and mobile advertising allows us to monitor and coordinate the launch of campaigns across these two key digital media, which we believe is a competitive advantage.

•
We supply our products and services as a managed solution. This significantly reduces upfront costs for the Wireless Carriers and also allows us to price our products and services to meet new demand. We believe that our total cost of ownership model offers a compelling point of differentiation between us and our competitors, primarily because of our ability to provide reduced upfront capital costs for our Wireless Carrier clients.

•
We also compete on the basis of the quality of services that we provide. Our mobile phone platforms, including the FlightDeck, FlightPlan, SGW platform and the EPS server enable Brand Owners and Wireless Carriers to produce better quality mobile content and to efficiently reach the vast majority of handsets currently available.

•
Our FlightDeck, FlightPlan and SGW platforms contain porting capability to convert content to reach more than five thousand different operating system and handset model configurations needed to deliver an MMS message. Each handset manufactured by the leading suppliers such as Apple, BlackBerry, Nokia, Sony Ericsson, Motorola, LG and Samsung, and each operating system such as Symbian, Android and Windows Mobile, operate on different technical specifications. We are currently able to send an MMS message to both smart phones and any older handsets that have a color screen. We estimate that we are able to reach up to ninety percent of the handsets that are currently in use today

•
Our products and services have been designed to be user friendly. Our FlightPlan platform allows Brand Owners or content developers to assemble MMS messages in standard file formats and port them for distribution to thousands of unique handsets. FlightDeck allows us to connect to a Wireless Carrier’s network via a secure IP connection and manage MMS messaging campaigns remotely. We also provide unique solutions to minimize network bandwidth utilization and improve the speed of delivery of messages through the network. Our mobile phone platforms are tried and tested and can be sold or licensed to almost any of the more than 800 Wireless Carriers in the world today. By making use of our products and services, a Wireless Carrier is able to rapidly begin generating additional revenue. Because we use IP based connectivity interfaces we are able to deploy our services and solutions in far shorter time frames than competitors.

•
We have made a substantial commitment to providing high levels of customer services and we have been recognized by many of our customers for providing service excellence. We provide free customer support to all our customers. Our online marketing staff maintains contact with our advertisers and publishers to quickly resolve any client queries. Our mobile business staff has a proactive approach to dealing with our customers, and they are constantly in contact during the development phase of a campaign or when the campaign is being executed. Our senior management is on standby 24 hours to deal with major client queries.

•
Each of our Brand Owner customers as well as Wireless Carriers look to us as a source of incremental revenue generation.  Brand Owners are looking for us to attract consumers for their products and services.  Wireless Carriers earn a substantial part of their revenue from data and value-added services such as MMS messaging.   Many of the MMS messages that we send out to subscribers are forwarded to other subscribers, thereby creating continuing revenue streams for the Wireless Carrier.  By securing Brand Owners as new clients, we generate additional revenue for the Wireless Carriers.  The higher the volume of MMS messages we distribute through the Wireless Carrier’s network, the more profit is generated for the Wireless Carrier. Our business goals are firmly aligned with that of our Brand Owner and Wireless Carrier clients.

While we compete and expect to continue to compete on the basis set out above, our competitors may have product offerings or other business advantages that Brand Owners or Wireless Carriers may find compelling.  We believe that the most effective barrier to entry against competition is to build efficient, stable, secure and user friendly products and solutions that assist our clients to significantly enhance their businesses. Through this proactive approach, we believe that we will be able to achieve economies of scale which in turn will provide barriers to entry against competition and lead to first-mover advantages.

History of our Current Business and Corporate Structure

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation and we have been engaged in our current line of business, mobile and internet marketing, since early 2008. Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and were engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel. Ultimately, we were operating as a shell company seeking a combination with another operating company. The following represents a history of our business and significant transactions:

•
In February 2008, we entered into an Exchange Agreement, pursuant to which our subsidiary Lenco International Ltd. acquired 100% of the outstanding shares of Digital Vouchers (Pty) Ltd., from Target Equity Limited, a British Virgin Islands company. Mr. Michael Levinsohn, our Chief Executive Officer, was the founder and principal executive officer of Digital Vouchers. Promptly upon completion of the acquisition, we appointed Mr. Levinsohn as our Chief Executive Officer with the objective of developing our mobile phone and internet marketing businesses internationally.

•
In July 2008, Lenco International Ltd. established Omara Investments Limited as a subsidiary corporation in the British Virgin Islands. On August 24, 2009, we changed the name of our subsidiary Omara Investments Limited to Omara Technology Services Ltd. On November 3, 2009 we changed the name of Omara Technology Services Limited to Lenco Technology Group Limited. Lenco Technology Group Limited (“Lenco Technology”) acts as our international licensing and managed services operation.

•
In August 2008, we acquired Capital Supreme (Pty) Ltd, a company based in Johannesburg, South Africa, doing business as Multimedia Solutions. Multimedia Solutions has been in operation as a mobile marketing company focused on MMS messaging solutions since 2005, and had ongoing business operations, customer relationships and revenue. Multimedia Solutions had developed several key software platforms and technologies including our FlightDeck and FlightPlan platforms as well as technologies for compressing MMS files and efficiently transmitting them through a Wireless Carrier’s MMSC and network.

•	In February 2009, we changed our name to Lenco Mobile Inc.

•
In February 2009, we entered into an asset purchase agreement with Superfly Advertising, Inc. (“Superfly”). In connection with the acquisition, Superfly transferred certain online advertising assets and liabilities from its Consumer Loyalty Group and Legacy Media business units to our newly formed subsidiary AdMax Media Inc., a Nevada corporation (“AdMax”). The assets we acquired from Superfly included principally our AdMaximizer™ software platform, advertising contracts with Brand Owners, relationships with a network of web publishers, 1,235 URLS, several hundred websites and content, consumer databases including over 120 million unique consumer records.

•
In October 2009, our AdMax Media Inc. subsidiary acquired certain assets of Simply Ideas, LLC. The assets acquired included websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.

•
In August 2010, our AdMax Media Inc. subsidiary entered into an asset purchase agreement with G2AA, LLC pursuant to which we acquired assets related to an online and mobile automotive marketing business.

•
In September 2010, we completed the acquisition of Jetcast, Inc. as a wholly-owned subsidiary. Pursuant to the merger agreement, we paid $500,000 in cash and issued 4,008,453 unregistered shares of our common stock to the former Jetcast stockholders. In addition, we agreed to pay up to approximately $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock issuable to the former Jetcast stockholders in connection with the achievement of future revenue targets.

•
In December 2010, Lenco Technology Group Ltd., (“LTG”) our wholly-owned subsidiary, entered into an asset purchase agreement with Angelos Gateway Limited (“Angelos”). In connection with the purchase and sale agreement, Angelos sold and transferred certain software and IP relating to the deployment of the Signaling Gateway (“SGW”) system.

•	In December 2010, AdMax sold the assets used in its educational lead generation service business (“EDU Vertical”) and the name, AdMax Media Inc.

•
In February 2011, we formally changed the name of our wholly-owned subsidiary Jetcast, Inc to Lenco Media Inc. In addition, we changed the name of our wholly-owned subsidiary AdMax Media Inc. to Lenco Multimedia Inc.

As a result of these transactions and other subsidiary formations, our current corporate structure is as follows:

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

On December 30, 2010, we sold a significant portion of our internet business with the sale of the education lead generation business.  This business had reached its pinnacle in revenue and profit performance for us in mid-2010 and began to significantly underperform from that point in time.  Also, the online education sector garners ever-increasing legislative attention in the context of governmental budget cuts which we believe will hamper the ability of online schools to continue funding significant advertising dollars.  We believe that we took the correct decision to sell the education lead generation business, given market circumstances. As such, we enter 2011 without the continuance of revenue in the education lead generation vertical.

Government Regulation

Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has enacted internet legislation regarding children’s privacy, copyrights, sending of commercial email, and taxation. The United States Congress has passed legislation regarding spyware and the New York Attorney General’s office has sued a major internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, was adopted by the United States Congress as federal law and establishes requirements for commercial advertisements and specifies penalties for commercial mobile advertisements that violate the Act. In addition, the CAN-SPAM Act gives consumers the right to require advertisers to stop sending them commercial advertisements.  The CAN-SPAM Act covers messages sent for the primary purpose of advertising or promoting a commercial product, service, or internet web site. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and Internet Service Providers also have authority to enforce certain of its provisions.

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

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of advertisements sent, with enhanced penalties for commercial advertisers who harvest recipients’ addresses, use dictionary attack patterns to generate mobile addresses, and/or relay advertisements through a network without permission.

The CAN-SPAM Act acknowledges that the internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial ad messages would be received. We believe we are a leader in developing policies and practices affecting our industry and that our permission-based mobile marketing model and our anti-spam policy are compatible with current CAN-SPAM Act regulatory requirements. We are a founding member of the Email Sender and Provider Coalition, or ESPC, a cooperative industry organization founded to develop and implement industry-wide improvements in spam protection and solutions to prevent inadvertent blocking of legitimate commercial advertisements. We maintain high standards that apply to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial advertisements, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.  Moreover, some foreign countries, including the countries of the European Union and Israel, have regulated the distribution of commercial advertisements and the internet collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our Wireless Carrier and Brand Owner customers may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting electronic marketing. If our customers’ mobile campaigns are alleged to violate applicable laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

Our standard terms and conditions of sale require our customers to comply with laws and regulations applicable to their mobile marketing campaigns and to implement any required regulatory safeguards. We take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

•	New customers signing up for our services must agree that they will send advertisements through our service only to persons who have given their permission;

•	When a contact list or database is uploaded, the customer must certify that it has permission to contact each of the addressees;

•
When an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and may be required to confirm their intent to be added to the contact list, through a process called double opt-in; and

•	We electronically inspect all of our customers’ contact lists to check for spam traps, dictionary attack patterns and lists that fail to meet our permission standards.

Our operations are also subject to general laws related to advertising.  The Federal Trade Commission (“FTC”) conducted an investigation into certain segments of the internet advertising industry, which included Commerce Planet, Inc., an entity which sold certain assets to Superfly Advertising Inc. The FTC brought an action against Commerce Planet, Inc., Michael Hill (currently the President of Lenco Multimedia Inc.) and certain officers of Commerce Planet, Inc. The FTC alleged that during the period from 2005 to 2008, Commerce Planet, Inc. used certain billing practices in connection with its online supplier business that were misleading, including (i) the use of “negative option features” where a consumer’s failure to take affirmative action to reject products or services were interpreted as acceptance of an offer, and (ii) the failure to clearly and conspicuously disclose all material terms of an offer and any refund or termination policy.  Mr. Hill, without admitting any of the allegations and denying any wrongdoing, entered into a stipulated judgment and order with the FTC to settle this action in November 2009. The monetary judgment against Mr. Hill was suspended based on his transfer to the FTC of cash, promissory notes and other claims with a value of approximately $700,000. The stipulated judgment also imposed certain permanent injunctions against Mr. Hill, and any person or entity in active concert or participation with him, including: (i) prohibitions against misrepresenting any material fact in connection with the advertising, promotion, offering or sale of a product or service, (ii) requirements to clearly and conspicuously disclose all costs and terms of an offer, including any refund policy, and (iii) a requirement to obtain express informed consent from a consumer prior to using any billing information to obtain payment for a product or service. The permanent injunctions proscribed in the stipulated judgment are consistent with recently adopted FTC guidelines for the internet advertising industry as a whole. Compliance with these new FTC guidelines may adversely affect our ability to operate in the lead generation sector.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) for our officers, directors, employees, agents, and consultants. The Code of Ethics addresses inter alia such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior. We are committed to ensuring transparent and good corporate governance in our dealings with all stakeholders.

Corporate Culture and Employees

We are proud of our achievements and of the contribution that our employees have made to build our business to date. We support a culture of debate and dialogue pertaining to all material aspects of our business and we strive to go above and beyond to look after the people who work in our business. We believe that our future is inextricably linked to the quality and well being of our people. We operate in an environment that is dependent on talent to create and deliver new and innovative technologies. Besides creating a safe, secure and stimulating work environment, we believe that we should create an opportunity for our employees to receive compensation at the upper end of comparative market related scales.

As we expand internationally, we will be exposed to new languages, cultures and people. We will always endeavor to be sensitive to the new environments into which we expand and recognize that our success is dependent on our ability to manage diverse people in these different geographical regions.

We believe that we have a role to play in setting an example as an organization. We believe that collectively we can make a difference to millions of lives by introducing products and services which positively impact on the way people live, how they communicate and how they go about their day to day business. There are few other industries beside telecommunications that can impact on people’s lives so quickly and in such a meaningful way. The ability to send an MMS picture from one part of a country to another has and will continue to change the lives of many people. By developing products and services that are sensitive to the environment we can also make our small contribution to the improvement of the planet on which we live. Products such as our mobile phone statements have the ability to create carbon-neutral applications which will over time make a difference to our environment.

We are an organization that is committed to the highest levels of ethical behavior, as well as competition. We will continue to employ people who strive to deliver the most compelling business offerings at the most appropriate price in the most efficient manner.

As of December 31, 2010, we had a total of 102 employees, including 40 in the United States, 2 in the United Kingdom, 1 in South Korea, 2 in Singapore, 5 in Mexico and 52 in South Africa. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Our principal executive offices are located at 345 Chapala Street, Santa Barbara, California, 93101. Our telephone number is (805) 308-9199. Our website address is www.lencomobile.com. We are not including the information contained on our website, or any information that may be accessed by links on our website, as part of this registration statement.

Executive Officers and Directors

Name	Position	Age	Held Position Since
Michael Levinsohn	Chairman of the Board, Chief Executive Officer and President	49	February 2008
Jonathon Fox	Chief Executive Officer, Multimedia Solutions	46	June 2008
Thomas Banks	Director and Chief Financial Officer	43	September 2009
Michael Hill	President, Lenco Multimedia Inc.	34	March 2009
Ronald Wagner	Director	46	October 2009
James L. Liang	Director	53	March 2011
Phillip B. Harris	Director	42	March 2011

Michael Levinsohn.  Mr. Levinsohn is the Chief Executive Officer, President and Chairman of the Board of Directors of Lenco Mobile Inc. He was a co-founder of Digital Vouchers (Pty) Ltd., the internet and internet loyalty program platform that we acquired in February 2008, and has served as a director and Chief Executive Officer since that time. From 2003-2007, he was the Managing Director of 121 Marketing, a leading CRM and loyalty program consultancy based in Johannesburg, South Africa. From 1998-2003, he was a co-founder and Sales and Marketing Director of Webworks, the company that developed and operated the Infinity CRM and loyalty program in South Africa. Clients of Infinity included many of the top retail and leisure brands in South Africa. Infinity was the number one ranked CRM and loyalty program in South Africa in 2003. Between 1988 and 1997 Mr. Levinsohn was at various times the CEO of Lanchem Limited, Ventel Limited and Integrated Consumer Products Limited. All three companies were listed on the Johannesburg Stock Exchange. Mr. Levinsohn has been the Managing Director of Sterling Trust (Pty) Ltd., a privately owned investment banking company since March 1988.

Jonathan Fox.    Mr. Fox is responsible for the day-to-day operations of the African businesses owned by Lenco Mobile Inc., a position that he has held since June 2008. In September 2010, Mr. Fox was appointed as the Chief Executive Officer of Multimedia Solutions.  He was also the Managing Director of New Seasons Entertainment, a film distribution and exhibition company in South Africa. From 1995 to 2000, he was the Chief Executive Officer of Ster-Kinekor Pictures, the largest distributor of filmed entertainment in the Southern hemisphere.  He has a B.Comm and LLB degree from the University of the Witwatersrand in Johannesburg, South Africa.

Thomas Banks.  Mr. Banks is the Chief Financial Officer and a director of Lenco Mobile Inc. He has served as our Chief Financial Officer since 2009.  Mr. Banks most recently served as Senior Director of Finance for Local Insight Media, in charge of Latin American financial operations. Prior to that time, from 2000 to 2004, he was with Advance Group, Inc. which was the largest importer of watches by volume in the U.S. with over $300 million in revenue, ultimately serving as Vice President of Finance, Corporate Controller.  He worked in the media and advertising industry in lead financial and operational roles during the period 1997 to 2000. From 1993 to 1997, Mr. Banks also served as Corporate Controller for the biopharmaceutical company Serologicals Corp. where he managed the financial operations during a period of significant growth, including playing a key role in the successful entry onto the NASDAQ in 1996. Mr. Banks began his career at Arthur Andersen & Co. and qualified as a CPA in 1993.

Michael Hill.  Mr. Hill is a founder of the businesses that comprise Lenco Multimedia Inc., formerly AdMax Media Inc., and is currently that subsidiary’s chief executive officer. Mr. Hill served as Chief Executive Officer of Commerce Planet, Inc. from January 15, 2004 until September 2008.  From 1999 until 2003, Mr. Hill was a founder of and served Chief Executive Officer of Intravantage Marketing, a privately held marketing firm. From January 1998 until starting Intravantage Marketing, Mr. Hill was the Vice President of International Specialties, Inc. In 2009, the FTC brought an action against Commerce Planet, Inc., Michael Hill (currently the President of AdMax Media, Inc.) and certain officers of Commerce Planet, Inc. in the United States District Court for the Central District of California.  Mr. Hill, without admitting any of the allegations and denying any wrongdoing, entered into a stipulated judgment and order with the FTC to settle this action in November 2009.  See “Government Regulation” above.

Ronald Wagner. Mr. Wagner was appointed to our Board of Directors in October 2009.  He is presently the President and Chief Operating Officer of e-Storm International, Inc., an online marketing strategy and services agency based in San Francisco.  He was previously the President of Partner Weekly, an online performance marketing company and subsidiary of Selling Source Inc. Between 2003 and 2006, he was the Chief Executive Officer of Clear Ink, a digital strategy and services company. Mr. Wagner has at various times held positions on the boards of Publisafe Software, Ironlight Digital (now Arc Worldwide), and WMC. Mr. Wagner has an MBA degree from the University of Chicago, IL and a BA degree from Lewis & Clark College, Portland, Oregon.

James L. Liang.  Mr. Liang was appointed to our Board of Directors in March 2011. Mr. Liang brings to Lenco Mobile strategy, finance and corporate development expertise gained from working with large, global companies.  From 2008 to 2011, Mr. Liang served as SVP of Strategy and Corporate Development at Amdocs, Ltd (NYSE: DOX) a global provider of software and services for billing, customer relationship management and operations support systems.  From January 2005 to July 2008, Mr. Liang served as the Chief Strategy Officer for IBM Corporation’s $30+ billion Global Technology Services (GTS) Division.  Prior to joining IBM, Mr. Liang spent 21 years as an investment banker working exclusively with technology companies on a broad range of financing and strategic assignments including twelve years at Morgan Stanley, where he was the Head of the Global Technology Banking Group.  Mr. Liang is a graduate of Phillips Exeter Academy, Brown University (Sc.B. in Applied Mathematics/Economics) and The University of Chicago Graduate School of Business (MBA in Finance/Marketing).

Phillip B. Harris.  Mr. Harris was appointed to our Board of Directors in March 2011. Mr. Harris is an experienced entrepreneur with a strong track record of operating, advising and investing in technology and healthcare companies.  From 2007 to 2010, Mr. Harris was a Managing Director and Founding Principal of Maren Group, LLC which focused on select advisory projects and managing its corporate investments.  Prior to founding Maren Group, Mr. Harris started a financial advisory firm, Alterity Partners, which specialized in mergers and acquisitions advisory in the technology and healthcare industries. The firm grew rapidly and was sold to First Horizon National (formerly First Tennessee Bank) where Mr. Harris continued to serve business until 2007. Previous to Alterity Partners, he held a variety of operating roles at priceline.com (SVP of Corporate Development), Cendant Corporation (GM of Interactive Services) and Nordson Corporation (Director of Marketing). Mr. Harris received a B.S. in Finance from Ohio State University and an M.B.A. from Harvard Business School.

Item 1A.    Risk Factors.

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. This report as well as our other filings with the Securities and Exchange Commission also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

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

Our mobile advertising business is dependent upon relationships with Wireless Carriers who control access to their networks and a significant portion of our costs of sales. If we cannot secure access to the Wireless Carriers’ networks at reasonable rates, our ability to generate revenues and profits will be significantly impaired.

In our mobile phone business, we charge Brand Owners a price for sending out SMS or MMS messages to their customers. We contract with Wireless Carriers to send the SMS or MMS messages over their networks at bulk rates. We generate gross profit on the difference between the price we charge the Brand Owner and the price we pay to the Wireless Carrier. We are in varying stages of business development and testing with Wireless Carriers in several countries. Those relationships do not grant us exclusive access to those networks and third parties are allowed similar access to the network. We currently have access to the majority of Wireless Carriers in the United States through a third-party connectivity aggregation agreement, but have not generated revenues from that relationship to date. Our business plan contemplates that we will increase our revenues through establishing additional relationships with Wireless Carriers worldwide. If, for any reason, we are unable to secure or maintain relationships with Wireless Carriers we will not be able to generate additional revenues and our business will not develop.

The Wireless Carriers set the rates for the messages we send over their network, as well as the cost to their subscribers for data access. Network access is the largest component of cost of sales for our mobile phone business. If the Wireless Carriers increase the rates that they charge us for sending messages, we may be forced to increase our prices to Brand Owners. Higher prices may cause Brand Owners to look for alternative forms of advertising or otherwise decrease the amount of business that they do with us. If we incur increased rates from Wireless Carriers and cannot pass the increase on to the Brand Owners we may experience declines in our gross margins and profitability.

Wireless Carriers also have control over billings and collections for our messages and services. If a Wireless Carrier, or their third-party service provider, provides billing and collection services to us which are defective or inaccurate, our revenues may be less than anticipated or may be subject to refund at the discretion of the Wireless Carrier or our Brand Owner customers.

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

In 2010, our mobile advertising business began experiencing weakness as a result of the deteriorating macroeconomic conditions in South Africa. We are not able to predict whether general macroeconomic conditions in the United States or abroad, or conditions in mobile or internet advertising industries specifically, will worsen or improve, or the timing of such developments. If macroeconomic conditions worsen, such worsening conditions may cause declines in the marketing industry in general, and our results of operations specifically. Further, when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that we achieved prior to the macroeconomic downturn.

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

As a result of our short operating history, we have limited financial data that can be used to evaluate our business. In addition we have completed a number of acquisitions and dispositions of assets over the past three years. As a result, our historical financial statements and results of operations may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

We are an early stage company and face increased risks and uncertainties inherent to companies that are still developing their business.

Any evaluation of our business and our prospects must be considered in the light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the emerging mobile and internet marketing industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	expand our digital advertising distribution channels, including Wireless Carrier networks, and internet-based networks;

•	successfully establish direct and indirect sales channels, and develop effective value propositions to attract Brand Owners to our advertising platforms;

•	develop and deliver high-quality content for advertisements and promotions that achieve significant market acceptance;

•	respond to market developments, including next-generation software and mobile phone and radio broadcasting platforms, emerging technologies and pricing and distribution models;

•	establish and implement integrated financial and accounting policies, procedures, systems and controls;

•	enhance our information technology and processing systems;

•	successfully integrate products or companies that we may acquire;

•	execute our business and marketing strategies successfully; and

•	attract, integrate, retain and motivate qualified personnel.

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

The operation of our business, and our efforts to grow our business, might require significant cash outlays and commitments. As part of our plan to secure relationships with new Wireless Carrier customers, we have opened and we will continue to open local offices and staff in foreign regions, which will result in additional capital requirements and operating expenses. In addition, we expect to continue to evaluate acquisition opportunities which may require additional capital commitments. If our cash, cash equivalents and short-term investment balances and any cash generated from operations and borrowings are insufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations and debt repayment obligations.

We do not have any arrangements in place for significant additional capital at this time and may not be able to raise needed cash. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, depending on the time, terms and pricing of the financing. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

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

We have undertaken strategic acquisitions in the past. Our acquisitions of Multimedia Solutions, AdMax, and Jetcast, Inc. businesses form the core of our current business. However, acquisitions involve risks and uncertainties. Certain acquisitions of the Company have not been fully integrated into the offerings of the Company due primarily to order of priority constraints and the costs and time necessary to effect such integrations. We are unable to predict with certainty the costs required to complete the integration of those products or what the market acceptance will be for these products and services.

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

The terms of acquisitions may require that we make future cash or stock payments to stockholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made.

We face exchange rate and currency control risks as a result of our international operations.

We currently have staff and offices in the United States, South Africa, Mexico, Singapore, the United Kingdom, Colombia, South Korea. As such, we have revenues and expenses in multiple currencies. Consequently, we are exposed to currency fluctuations without a hedging structure in place for significant changes in currency values relative to the U.S. dollar. As we continue to expand internationally we anticipate currency risk management becoming a more important aspect of our business. Conducting business in currencies other than U.S. Dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. Dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations, any of which could increase our costs and hinder our growth.

International sales represented 75% of our revenues in 2010. In 2010, our international sales were generated primarily in South Africa, Australia and New Zealand.

We plan to continue to expand internationally and establish offices in other foreign jurisdictions. There are inherent risks in operating offices in developing countries and we might from time to time be exposed to risks outside of our core business. Risks affecting our international operations include:

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

We currently rely on one Wireless Carrier for substantially all of our MMS business, and expect to be dependent on a limited number of Wireless Carriers for the near future. The loss of or a change in any significant Wireless Carrier relationship, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

A significant portion of our revenues is derived from one Wireless Carrier. In 2010, we derived approximately 33% of our revenues from Vodafone (Pty) Ltd. While we are attempting to establish relationships with a number of Wireless Carriers, we expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than twenty Wireless Carriers for the foreseeable future. If we are unable to establish relationships with other wireless carriers, or if any of the Wireless Carriers with which we have a relationship decide not to allow us access to their MMS network infrastructure, or decides to terminate or modify the terms of its agreement with us, or if there is consolidation among Wireless Carriers, our operating results and financial position may be adversely affected. In addition, having our revenues concentrated among a limited number of Wireless Carriers also creates a concentration of financial risk for us, and in the event that any significant Wireless Carrier were unable to fulfill its payment obligations to us, our operating results and cash position would suffer.

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

A growing number of mobile phone handset models currently available allow wireless subscribers to browse the internet and, in some cases, download applications from sources other than a Wireless Carrier’s messaging service. Increased use by subscribers of open operating system handsets or mobile websites will enable them to bypass Wireless Carriers’ services and could reduce the market power of Wireless Carriers as a distribution channel for Brand Owners. This could force us to develop capabilities and solutions for alternative sales channels where we may not be successful selling our MMS messaging services and could require us to increase our sales and marketing expenses significantly.

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

Websites typically place small files of non-personalized or anonymous information, commonly known as “cookies,” on an internet user’s hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an internet user’s browser software. We currently use cookies to track an internet user’s movement through our customer’s websites and to monitor and prevent fraudulent activity on our networks. Most currently available internet browsers allow internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. internet users can also delete cookies from their hard drives at any time.

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

Our Lenco Multimedia Inc. and Lenco Media Inc. subsidiaries maintain a network of active website publishers, channel partners and direct sales relationships that refer customers to us. If we are unable to maintain our contractual relationships with existing channel partners or establish new contractual relationships with potential channel partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control, and a significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

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

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or to license the infringed or similar technology on a timely basis could force us to suspend campaigns, withdraw advertisements from the market or prevent us from introducing new advertisements. In addition, even if we are able to license the infringed or similar technology or advertisements, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit.

Because a significant portion of our assets are located outside of the United States, it may be difficult for investors to use the United States federal securities laws to enforce their rights against us and some of our officers and directors in the United States.

Our Multimedia Solutions subsidiary is located in South Africa and a significant and increasing portion of our operating assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States, South Africa or another country outside of the U.S. and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in South African or other international courts. Further, it is unclear if extradition treaties now in effect between the United States, South Africa and/or other countries of operation would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

Risks Related to our Common Stock

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

In addition, the stock markets, including the Pink OTC Markets on which our common stock is quoted, have recently and in the past, experienced extreme price and volume fluctuations that have affected the market prices of many companies, some of which appear to be unrelated or disproportionate to the operating performance of companies traded on such markets. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

Michael Levinsohn, our Chief Executive Officer, and BasTrust Corporation Limited, a trustee of several trusts that own significant equity in the Company control us through their positions and stock ownership and their interests may differ from other stockholders.

Our Chief Executive Officer Michael Levinsohn is one of a class of beneficiaries of a trust which owns 50% of an entity that currently owns approximately 16.9% of our common stock. Beneficiaries under those trusts include members of Mr. Levinsohn’s family. In addition Mr. Levinsohn owns 3.4% of our common stock directly. BasTrust Corporation Limited is the sole trustee of certain trusts and acts as nominee for other entities that own approximately 30.4% of our outstanding common stock inclusive of the 16.9% holder described above. As a result, BasTrust Corporation Limited is able to exert significant influence over the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations.

The interests of Mr. Levinsohn and BasTrust Corporation Limited and the beneficiaries of the various trusts it serves may differ from other stockholders. Furthermore, the concentration of ownership in our common stock reduces the public float and liquidity of our common stock, which can in turn affect the market price.

We may issue additional shares of our common stock, including through currently outstanding convertible debt securities and conversion of preferred shares, or future issuances of these instruments, to finance future operations or complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities and conversion of preferred shares to common, to finance future operations or complete a business combination. Presently, the Company has 107,500 shares of outstanding Series A Preferred which converts to common stock at a conversion price which will be determined in the future based on the Company’s performance.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

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

Our common stock is traded on the Pink OTC Markets, is illiquid and subject to price volatility unrelated to our operations.

Our shares of common stock are currently quoted on the Pink OTC Markets. Many institutional investors have investment policies which prohibit them from trading in stocks on the Pink OTC Markets. As a result, stock quoted on this electronic quotation system generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges.  This thinner trading volume may result in increased price fluctuations.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•
only the chairman of our board, our lead independent director, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

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

Risks related to Government Regulation

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

Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, data and consumer protection laws in the United States and Europe impose various restrictions on our websites, which will be increasingly important to our business as we continue to market our products directly to end users. Those rules vary by territory although the internet recognizes no geographical boundaries. In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of advertising. Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain advertisements to minors. If such legislation is adopted and enforced, it could harm our business by limiting the campaigns we are able to offer to our customers or by limiting the size of the potential market for our campaigns. We may also be required to modify certain promotions or alter our marketing strategies to comply with new and possibly inconsistent regulations, which could be costly or delay the release of our campaigns. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers, by limiting the size of the potential market for our products, or by requiring costly additional differentiation between products for different territories to address varying regulations.

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

Our Wireless Carrier and Brand Owner customers, as well as members of our publishing network are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Internet Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot ensure that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

Item 1B.    Unresolved Staff Comments.

As a smaller reporting company we are not required to provide this information.

Item 2.    Properties.

We lease approximately 7,700 square feet of office space in Santa Barbara, California. This office space houses our corporate headquarters, which includes our principal administrative, marketing, sales and support, and research and development organizations. We lease these properties pursuant to nine lease agreements. Each of the leased properties is located in the same office building in Santa Barbara.  The terms of the lease agreements are summarized as follows:

Address	Approximate Square Footage	Current Monthly Rent (1)	Expiration of Lease (2)
345 Chapala Street	832	$2,160	March 31, 2014
347 Chapala Street	1,848	$5,756	March 14, 2014
105 West Gutierrez Street	1,474	$3,974	November 14, 2012
105C West Gutierrez Street	545	$1,270	May 31, 2011
107 West Gutierrez Street	1,213	$3,125	March 15, 2012
109 West Gutierrez Street	451	$1,170	November 14, 2012
111 West Gutierrez Street	451	$1,170	November 14, 2012
113 West Gutierrez Street	456	$1,170	November 14, 2012
115 West Gutierrez Street	451	$1,265	June 30, 2011

(1)	The monthly rent payments increase each year based on the Consumer Price Index.
(2)	Each of the lease agreements have options to extend the respective lease for additional periods of time.

In addition to our office space in Santa Barbara, we lease a corporate accommodation located at 4678 Gerona Way, Santa Barbara, California, 93110 in order to help defray the substantial costs of hotel accommodations in Santa Barbara. We lease approximately 750 square feet in this location under a lease agreement that expires on February 28, 2012. Monthly rental payments under the lease are currently $3,200.

In Johannesburg, South Africa, our Multimedia Solutions subsidiary leases approximately 921 square meters of office space pursuant to a lease that expires on September 30, 2012. Monthly rental payments under the lease are 112,000 South African Rand, or approximately $14,900 U.S. Dollars, per month and increase each year under the current lease by 8%.

Our Multimedia Solutions subsidiary also owns residential real property in Johannesburg which was acquired by the Company as part of the subsidiary’s acquisition in August 2008. The properties consist of four townhouses. There are mortgages on the properties, the payments on which are approximately $1,000 per month in the aggregate.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. Our leased facilities are comprised of general commercial office space and we believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.    Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Pink Quote system maintained by Pink OTC Markets Inc., under the symbol “LNCM.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Pink OTC Markets Inc. Quotations for the OTC Pink Sheets are market quotations that reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
Fourth Quarter	$3.80	$1.75
Third Quarter	$5.50	$1.05
Second Quarter	$6.45	$5.00
First Quarter	$6.40	$3.99

2009
Fourth Quarter	$4.15	$1.55
Third Quarter	$3.85	$2.01
Second Quarter	$5.00	$2.40
First Quarter	$5.00	$2.07

As of March 11, 2011 there were 71,145,659 shares of our common stock outstanding held by approximately 623 holders of record.

Of our outstanding shares of common stock, 45,952,409 shares currently trade in the public float and 71,145,649 shares have been issued in private placement transactions.

Recent Sales of Unregistered Securities

On November 29, 2010, we issued 182,268 shares of unregistered common stock to designees of Floss Limited. 157,268 of the shares were issued in consideration for the conversion of all of the accrued principal and interest on a convertible promissory note that we issued to Floss Limited on November 11, 2009 in the amount of approximately $354,000. The remaining 25,000 shares were issued as incentive shares for Floss Limited purchasing the convertible promissory note. The issuance of the shares of our common stock to the designees of Floss Limited was made in a private placement transaction under Section 4(2) of the Securities Act of 1933, as amended.

On December 1, 2010, we issued shares of unregistered common stock to certain consultants of the Company, including 55,915 shares to Glen Akselrod, 12,000 shares to Baretto Pacific Corporation, 32,453 shares to Shaun Stapleton, 1,962 shares to Ryan Hudson Bennett and 1,500 shares to Steve Baum. The shares were issued in exchange for services previously rendered to the Company. We recorded the value of the shares issued to the consultants at approximately $120,000. The issuances of the shares of our common stock to the consultants were made in private placement transactions under Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2010, we issued 521,777 shares of unregistered common stock to Angelos Gateway Limited in consideration for the acquisition of certain assets by our subsidiary, Lenco Technology Group, from Angelos Gateway Limited.  The shares issued to Angelos Gateway Limited are subject to a lock-up agreement. Pursuant to the lock-up agreement, one quarter of the shares may be sold six months following the closing of the transaction, one half may be sold one year following the closing of the transaction, three quarters may be sold eighteen months following the closing of the transaction and all of the shares may be sold two years following the closing of the transaction.  The issuance of the shares of our common stock to Angelos Gateway Limited was made in a private placement transaction under Section 4(2) of the Securities Act of 1933, as amended.

In each of the foregoing transactions where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.  As long as any of our Series A Convertible Preferred Stock is outstanding, we are prohibited from declaring any dividend on our common stock without the consent of a majority of the then outstanding preferred stock, including the consent of Pablo Enterprises LLC (or its successor).

Item 6.    Selected Financial Data.

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

Overview

We develop, own and operate mobile phone, internet and internet broadcasting advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, monetize and retain relationships with consumers. During 2010, we broadened our market reach to include mobile and internet monetization of advertising for terrestrial radio and “pure-play” internet broadcasters.

We have been engaged in our current line of business, mobile and internet marketing, since early 2008.  Since March 1, 2009, we have managed our business in two operating segments; the mobile phone platform segment and the internet platform segment.

Our mobile phone advertising platform provides Wireless Carriers with software and services which they use to manage and track the distribution of SMS and MMS messages through their their MMS Messaging Switch Center (“MMSC”). By making use of our MMS messaging platforms, a Wireless Carrier is able to enhance the revenue generated from its existing MMS network infrastructure, increase the efficiency of their MMSC, and improve the overall quality of the MMS messages which they deliver to their subscribers.  Our mobile phone platform is based on our proprietary FlightPlan, FlightDeck and SGW software platforms and related applications. These software platforms facilitate the development of advertising content, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network. In addition, we provide Wireless Carriers with software and services that enable them to manage the range of products that they offer to their subscribers, including mobile newspapers and mobile internet, or ‘mobi sites.” Our technical solutions have typically been well received by the Wireless Carriers who we approach and over the next twelve months, we believe that we will be able to expand the number of customers who make use of our solutions.

Our internet advertising platform operates under the Lenco Multimedia Inc. (formerly AdMax Media Inc.) and AdMaximizer brands and provides cutting edge technology which is used by Brand Owners to generate consumer leads for their businesses. We provide Brand Owners with advertising products and services to reach out to consumers online in a highly-focused manner. Our platform is designed to provide the Brand Owner with broad consumer access, better response rates on advertisements, higher quality leads and the ability to measure the success of each advertising campaign.

During 2010, we expanded into the mobile and internet broadcasting advertising segment with the acquisition of Jetcast, Inc. as a new wholly owned subsidiary. Subsequent to December 31, 2010, we renamed Jetcast, Inc. to Lenco Media Inc. Lenco Media Inc. provides products designed to make internet broadcasting profitable for broadcasters and advertisers. Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® brand streaming products eliminate costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment. In January 2011, ReplaceAds™ served 1.1 billion page impressions to the unique listeners. We are in the process of integrating a number of our solutions into the Jetcast, Inc. platform which we believe will enable us to monetize the significant traffic that is generated monthly via ReplaceAds™.  We view the acquisition as strategic in our efforts to develop an organization that provides Brand Owners with global access to new media channels and compelling technology.  It also provides a mechanism to create and manage lists of consumers by interest groups.  As we continue to expand the use of our UniversalPlayer™ to a large broadcaster base, we expect to see significant increases in revenue with this addition.

For additional information related to our operating segments, see Note 16 “Segment Information” to our consolidated financial statements.

Our primary products and solutions have been adopted by and are in use by Brand Owners in the United States, South Africa and Australia. Over the past couple of years, we developed a number of highly competitive and innovative new products and solutions which will enable us to expand our operations in the near future. In particular, we have invested significant time and resources in building relationships with Wireless Carriers and Brand Owners in Asia, Australia, New Zealand, the Middle East and the United Kingdom. We believe that our mobile greeting cards, mobile statement solution, bulk MMS messaging server, mobile and internet radio broadcasting platform and ability to integrate our AdMaximizer platform into our mobile platform will provide compelling opportunities for us.

The Company was incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation. Prior to 2008, the Company completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, ultimately we were operating as a shell company seeking a combination with another operating company. Our predecessors had generated losses of approximately $15.8 million which are reflected in our retained losses.

Recent Acquisitions

In August 2010, our Lenco Multimedia Inc. (formerly AdMax Media, Inc.) subsidiary entered into an Asset Purchase Agreement with G2AA, LLC pursuant to which we acquired certain assets related to an online and mobile automotive marketing business. We issued an aggregate of 275,000 shares of common stock, valued at approximately $1.0 million, in payment of the purchase price for the assets.

In September 2010, we completed the acquisition of Jetcast, Inc. as a new wholly-owned subsidiary (now renamed Lenco Media Inc.). Pursuant to the merger agreement, we paid $500,000 in cash and issued 4,008,453 unregistered shares of our common stock to the former Jetcast, Inc. stockholders. In addition, we agreed to pay up to approximately $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock to the former Jetcast, Inc. stockholders upon the achievement of future operating targets.

In December 2010, Lenco Technology Group Ltd., (“LTG”) our wholly-owned subsidiary, entered into an asset purchase agreement with Angelos Gateway Limited (“Angelos”). In connection with the purchase and sale agreement, Angelos sold and transferred certain software and IP, relating to the deployment of the Signaling Gateway (“SGW”) system. LTG must pay $400,000 cash consideration over the ninety day period from the acquisition date, plus interest at six percent over that period. We also issued 521,277 shares of restricted common stock to vest over a two year period which will be recorded as compensation expense related to the continued employment of a key mobile programmer that was instrumental in the development of the SGW assets. The total consideration for the assets purchased is valued at approximately $404,000.

Recent Financing Transactions

During June and July 2010, we converted an aggregate principal amount of approximately $3.5 million of convertible notes payable to 1,003,662 shares of our common stock.

In September 2010, we sold an aggregate of 100,000 shares of our Series A Convertible Preferred Stock at a purchase price of $100.00 per share, raising gross proceeds of $10.0 million. The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors. The lead investor for the financing was Pablo Enterprises LLC, which purchased $10.0 million of the preferred stock. As a condition to the financing, the lead investor requested that our management team, Michael Levinsohn, a member of our board of directors and our chief executive officer, Thomas Banks, a member of our board of directors and our chief financial officer, and Michael Hill, President of Lenco Multimedia Inc. (formerly AdMax Media Inc.), a wholly-owned subsidiary of our company, purchase in the aggregate $750,000 worth of the preferred stock. Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing. There were no discounts, sales or underwriting commissions incurred in connection with the financing. The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.

In November 2010, Floss Limited converted a $300,000 convertible promissory note plus accrued interest of approximately $54,000 to 157,268 shares of our common stock. Additionally, we owed 25,000 shares of common stock as in inducement payment to enter into the convertible note, which 25,000 shares were also issued in November 2010.

Discontinued Operations

On December 30, 2010, AdMax Media Inc. sold the assets used in its educational lead generation service business (“EDU Vertical”) and their name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was $2.8 million.  At the closing, Newco paid $2.5 million to AdMax and $125,000 to an escrow account to secure certain of AdMax’s indemnification obligations under the asset purchase agreement.  The $125,000 in the escrow account and the remaining $150,000 will be paid by June 28, 2011 and these amounts have been recorded as a purchase price receivable at December 31, 2010.  In addition, the amount collected by Newco over the minimum accounts receivables amount of $700,000, is expected to be approximately $383,000 and has been recorded in accounts receivable at December 31, 2010.  Operating results for AdMax Media’s EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operations for the years ended December 31, 2010 and 2009. In addition, the current assets related to EDU Vertical have been presented in the accompanying consolidated balance sheets as “Net assets related to discontinued operations” for the year ended December 31, 2009.

During the second half of 2010, revenues and profits from the EDU Vertical declined steadily.  We attribute this decline to online schools decreasing their advertising budgets as a result of uncertainty related to continued U.S. government funding in the current economic environment. As a result, our management determined it was in the best interest of the Company to sell the assets related to EDU Vertical before further degradation of their potential realizable sales value occurred.

Subsequent Events

In January 2011, we repaid outstanding convertible notes payable of approximately $1.4 million plus the accrued interest related to those notes to Agile Opportunity Fund, LLC and all of the notes that were recorded as part of the Superfly assets acquisition with the exception of the note to MOSD Holdings. See “Legal Proceedings” in Part 1B Item 3 above for further discussion of this item.

In January 2011, we formally changed the name of our AdMax Media Inc. subsidiary to Lenco Multimedia Inc.

In January and February 2011, the Company made its first two payments to Angelos Gateway Limited in connection with the purchase sale agreement entered into in December 2010. The aggregate amount of the first two payments was approximately $278,000 and the final payment of approximately $126,000 will be made on March 17, 2011.

In February 2011, we formally changed the name of our wholly-owned subsidiary Jetcast, Inc. to Lenco Media Inc. In addition, our wholly-owned subsidiary that once fell under the AdMax Media Inc. name has been changed to Lenco Multimedia Inc.

In February 2011, we issued options to purchase 5,885,000 shares of common stock to certain employees of our Capital Supreme Pty Ltd subsidiary and to the senior executives of Lenco Mobile Inc. under our 2009 Equity Incentive Plan. These stock options were issued on February 22, 2011 with an exercise price based on the stock price on the close of the last business day, February 18, 2011of $2.15 per share. The stock options issued to the employees of Capital Supreme Pty Ltd will be subject to vesting based on achieving certain EBITDA targets. The stock options issued to the senior executives of Lenco Mobile Inc. will vest quarterly over three years.

In March 2011, we changed the make-up of our board of directors to include Philip B. Harris and James L. Liang as independent directors. Jonathan Fox resigned as a member of the board of directors but remains and officer of the Company. With the addition of Mr. Harris and Mr. Liang and the continuance of Mr. Ronald Wagner as in independent director, the Company now has three independent board members and two company management board members (Mr. Levinsohn and Mr. Banks). The three independent members are the sole members of the Audit Committee (Ronald Wagner), Nominating and Governance Committee (Philip Harris) and Compensation Committee (James Liang) with the person marked in parenthesis as the committee chairperson, respectively.

Revenue Generation

We generate revenues through the sale or license of advertising products and the performance of services.  Our mobile and internet and internet broadcasting businesses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

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

•
Transaction fees: In certain instances we earn revenues on a transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   A significant portion of our internet and internet broadcasting businesses are transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generated in an online campaign, or the number of advertisements we served on our UniversalPlayer™.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

•
Licenses of mobile platforms: We earn royalties from the license of our FlightPlan, FlightDeck and SGW platforms to Wireless Carriers.  These platforms are connected to the Wireless Carriers’ data centers and earn fees ratably over the time period that they provide service to the Wireless Carriers or on a per message charge depending on the individual agreement with the Wireless Carrier.  With agreements that are based on a period of time in which the Wireless Carrier utilized the platforms, revenues from these licenses are generally recognized ratably over the term of the contract in which the platforms will be utilized as per ASC topic 605-20-25-3.  For those Wireless Carriers that agree to a per message basis to pay for the utilization of our platforms, we recognize revenue in the period in which the transaction giving rise to the revenue on a per message basis occurs.

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

Currency Conversion. The business of our mobile phone segment has historically been conducted in the South African Rand. During 2010, we had increasing exposure to other currencies as we opened offices and incurred expenses in Singapore, Mexico, Colombia, South Korea and the U.K. Through our master licenses in Australia and New Zealand, we generated a small amount of revenue in Australia in 2010. All assets and liabilities are translated from foreign currencies into U.S. dollars at the exchange rates prevailing at the balance sheet dates, and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition. We generate revenue from a variety of transactions, including retainers, program contracts, transaction fees, licenses of mobile platforms, and advisory and service fees. See “Revenue Generation” above. Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed, to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements. Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarter or annual period.

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

	Year Ended December 31,
	2010	2009
Revenue	$8,357,331	$9,336,791
Cost of sales	2,614,363	3,132,375
Gross profit	5,742,968	6,204,416
Operating expense:
Sales and marketing	926,977	345,536
General and administrative	9,163,201	4,850,803
Research and development	532,538	262,316
Depreciation and amortization	3,937,268	2,242,237
Impairment of goodwill and intangibles	875,960	-
Total operating expense	15,435,944	7,700,892
Loss from operations	(9,692,976)	(1,496,476)
Total other expense	(90,744)	(469,611)
Loss from operations before provision for income taxes	(9,783,720)	(1,966,087)
Provision for income taxes	(58,302)	334,159
Loss from continuing operations	(9,725,418)	(2,300,246)
Income from discontinued operations	232,595	726,192
Gain on sale of discontinued operations, net of tax $0	1,916,771	-
Net loss	$(7,576,052)	$(1,574,054)
Net loss attributable to noncontrolling interest	71,613	-
Net loss attributable to Lenco Mobile Inc.	$(7,504,439)	$(1,574,054)
Preferred stock dividend	(165,193)	-
Series A Preferred Stock accretion beneficial conversion feature	(1,458,236)	-
Net loss attributable to common stockholders	$(9,127,868)	$(1,574,054)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

The financial results for the years ended December 31, 2010 and for December 31, 2009 have been presented taking into account the sale of our online EDU lead generation business and reporting that as discontinued operations.  For the year ended December 31, 2010, revenues were approximately $8.4 million compared to $9.3 million for the year ended December 31, 2009. The decrease in revenues is attributable to general decline in our core businesses and to the discontinuation of our lead generation business for the education market.  Revenues for our mobile segment decreased by approximately $1.4 million from $7.7 million in 2009 to $6.3 million in 2010 due to deteriorating economic conditions and lower advertising spending by customers in South Africa, which has historically been the primary market for our mobile phone business. Revenues from our continuing operating internet segment were $2.1 million in 2010 as compared to $4.5 million in 2009. The drop was related to a decline in data and lead sales in verticals outside of the education market.  The discontinuation of operations related to our lead generation for the education vertical results in the reclassification of $7.6 million of revenue from 2010 and $2.9 million of revenue from 2009 to discontinued operations. We believe the Company is well-positioned for revenue growth in 2011 from 2010 levels stemming from growth in the international mobile business and the mobile and internet radio broadcasting platform.

Cost of Sales

For the year ended December 31, 2010, cost of sales was $2.6 million compared to $3.1 million for the year ended December 31, 2009. The decrease in cost of sales is attributable to our decrease in revenue in 2010 compared to 2009. Cost of sales for our mobile phone segment was $1.7 million for 2010 compared to $3.8 million for 2009 and cost of sales for our internet advertising segment was approximately $939,000 for 2010 compared to $2.3 million for 2009. We believe the Company will have costs of sales increases in 2011 as compared to 2010 related to the expectation of increased revenues, as described above.

Gross Margin

For the year ended December 31, 2010, gross margin as a percentage of revenues was 69% compared to 66% for the year ended December 31, 2009. Our mobile phone segment has generally generated higher gross margins than our internet segment and revenues from our mobile phone segment increased as a percentage of our overall revenue in 2010. Cost of sales as percentage of overall revenue, and consequently gross margin, varies depending on the change in product mix. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.  For 2011, we believe our gross margins will remain in the same range as 2010 and 2009 figures but this may vary based on product mix of sales, territories where growth occurs and other factors.

Operating expenses

For the year ended December 31, 2010, operating expenses were $15.4 million compared to $7.7 million for the year ended December 31, 2009.

Selling and marketing expenses for the year ended December 31, 2010 were approximately $927,000 compared to $346,000 for 2009. Sales and marketing costs increased due to increased sales efforts with Wireless Carriers and Brand Owners internationally, increasing our travel costs and staffing costs.

General and administrative expenses for the year ended December 31, 2010 were approximately $9.2 million compared to $4.9 million for 2009.  The increase in general and administrative expenses was attributable primarily to increased staffing related to our 2010 acquisitions and a full year of staffing costs for our 2009 acquisitions. We incurred over $400,000 in costs related to international expansion of our mobile phone business. In addition, during 2010, we had increased professional fees related to acquisitions, corporate matters, investor relations, and other increased costs of administration related to operating as a public company and efforts to apply for listing on a national stock exchange. Legal, professional and accounting costs for 2010 were approximately $1.6 million and for 2009 were $1.0 million.

Research and development expenses were approximately $533,000 for the year ended December 31, 2010 compared to $262,000 in 2009.  We increased research and development spending in an effort to maintain a technical leadership position with our platforms and to best serve our customers with cutting edge and high performing products.

Depreciation and amortization expenses were approximately $3.9 million for the year ended December 31, 2010, compared to $2.2 million for 2009. Depreciation and amortization increased due to having a full year of amortization on assets acquired during 2009 and also related to new depreciation and amortization of 2010 assets acquired.

We also had impairment of approximately $876,000 in 2010 related to goodwill and other intangibles that had a focus on EDU vertical markets which we feel are positioned for diminishing returns over the near future.

Operating expenses will continue to increase in 2011 as a full year of depreciation and amortization are calculated on historical assets acquired and as we continue to staff to manage international expansion of our mobile product offerings.

Other Income (Expense)

For the year ended December 31, 2010, other income (expense) was a net expense of approximately $91,000. This consisted of a gain of approximately $631,000 from a Settlement and Release Agreement with Superfly Advertising, Inc. offset by approximately $722,000 of interest expense. For the year ended December 31, 2009, other income (expense) was a net expense of approximately $470,000. This stemmed primarily from interest expense and a $200,000 charge for debt modification related to debt assumed from the Superfly Advertising, Inc. asset acquisition in March 2009 as well as other additional debt secured during the remainder of 2009.

Provision for Income Taxes

For the year ended December 31, 2010 and 2009, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. Once our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax provision showing in the table above in 2010 and 2009, stemmed primarily from our international tax positions.

Profit from discontinued operations and gain on sale of discontinued operations, net of tax

Operating results for AdMax Media’s EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operation for the years ended December 31, 2010 and 2009 as further described in Note 2 to the accompanying consolidated financial statements. In addition, the current assets related to EDU Vertical have been presented in the accompanying consolidated balance sheets as “Net current assets related to discontinued operations” for the years ended December 31, 2010 and 2009, where applicable. As required by U.S. GAAP, we presented a net figure for the historical operating figures as profits from discontinued operations of approximately $0.2 million and $0.7 million for 2010 and 2009, respectively. With the sale of those assets to a third-party, we recorded a gain on sale on the sale of discontinued operations, net of tax $0, of $1.9 million.

Preferred stock dividend and accretion of beneficial conversion feature

The Company determined that the preferred stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  In addition, the holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the year ended December 31, 2010, we amortized approximately $1.5 million as a deemed dividend and accrued approximately $0.2 million for the dividends payable under this agreement.

Net loss attributable to common stockholders

For the year ended December 31, 2010, net loss attributable to Lenco Mobile Inc. was $7.5 million, and for the year ended December 31, 2009, net loss was $1.6 million.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of approximately $9.3 million compared to $0.4 million at December 31, 2009. The increase in cash and cash equivalents was primarily attributed to the proceeds of September 2010 Preferred Series A stock financing.  In addition, at December 31, 2010, accounts receivable, net of allowances, were $1.2 million compared to $1.9 million at December 31, 2009. The decrease in accounts receivable was primarily attributed to an improved collections of accounts receivable balances at year end, in addition to a decrease in revenues from our subsidiary Multimedia Solutions subsidiary in South Africa. At December 31, 2010, we had working capital of $6.9 million compared to a working capital deficit of $2.0 million at December 31, 2009.

For the twelve months ended December 31, 2010, we used $4.9 million of cash from operations resulting from a net loss attributable to Lenco Mobile Inc. of $7.5 million offset by adjustments for depreciation, amortization, preferred stock dividends and accretions and other adjustments of $4.6 million, and decreased by changes in operating assets and liabilities of approximately $0.3 million.

Investment activities provided cash in the amount of $1.6 million during the twelve months ended December 31, 2010.  We received cash from the sale of EDU lead generation business of $2.5 million and the acquisition of assets related to G2AA of $0.3 million.  These amounts were offset by approximately $0.5 million in cash paid for the acquisition of Jetcast, Inc., $0.3 million in capital expenditures for property and equipment and $0.4 million in expenditures for intangible assets.  As of December 31, 2010, we do not have any significant commitments for capital expenditures.

Financing activities provided net cash in the amount of $12.2 million during the twelve months ended December 31, 2010, related to the $10.8 million Series A Preferred financing and $2.0 million of promissory and convertible notes that we issued during 2010 less cash payments on debt of $0.2 million.

Our primary need for capital is to support our expansion into selected international markets, expand the use of our UniversalPlayer™ for our mobile and internet radio product.  We are currently negotiating contracts with additional Wireless Carriers around the world. As we secure contracts with Wireless Carriers, we intend to put the equipment and personnel infrastructure in place that is necessary to service those new accounts. If our operations do not generate sufficient cash flow to support this expansion, we intend to finance these costs through the sale of debt or equity securities.

At the time of this report, we have an unused credit facility with ABSA Bank in South Africa for R1.7 million (or approximately $255,000 USD). Other than this facility we do not currently have available credit facilities. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our geographic expansion or curtail certain of our business operations.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements.

Contractual Obligations and Commitments

The following is a summary of our contractual cash obligations as of December 31, 2010:

	Payments Due By Period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
Convertible Promissory Notes	$1,625,750	$-	$-	$-	$1,625,750
Capital Leases and Mortgages	229,048	178,687	-	-	$407,735
Operating Leases	274,640	291,047	20,870	-	$586,557
Total Contractual Obligations	$2,129,438	$469,734	$20,870	$-	$2,620,042

Convertible Promissory Notes. The convertible promissory notes were issued in February 2009 and matured on January 16, 2011.  Subsequent to the period covered by this report, we repaid the convertible promissory notes in full at maturity.

Other Capital Leases and Mortgages. We have various capital leases network and computer equipment in our South African office expiring in various years through 2013. There is one capital lease that bears interest at 11.0% and one at 11.5%. We also have mortgages which relate to the four townhouses that we own in South Africa.  The mortgage payments aggregate to approximately $1,000 per month and bear interest at 12.2%.

Operating Leases. We have operating leases for multiple facilities, including our corporate headquarters in Santa Barbara, California. These leases are show in Item 2 “Properties” above. See Note 17 to our financial statement for a schedule of the amounts payable under these leases.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our financial statements included in this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide this information.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lenco Mobile Inc. and Subsidiaries
Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Lenco Mobile Inc. and Subsidiaries (collectively, the “Company”)  as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2009, were audited by other auditors whose report, dated April 8, 2010, on those consolidated financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company as of December 31, 2009, and for the year then ended were audited by other auditors.  As described in Note 2, these consolidated financial statements have been retroactively restated to account for the impact of discontinued operations. We audited the adjustments described in Note 2 that were applied to restate the 2009 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 consolidated financial statements taken as a whole.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

Los Angeles, California
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Lenco Mobile Inc. and Subsidiaries
Santa Barbara, California

We have audited, before the effects of the adjustments to record the effects of discontinued operations described in Note 2, the accompanying consolidated balance sheet of Lenco Mobile Inc. and Subsidiaries (collectively, “the Company”) as of December 31, 2009 and the related consolidated statement of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2009 (the effects of the adjustments discussed in Note 2 are not presented herein). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, before the effects of the adjustments to record the effects of discontinued operations described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to record the effects of discontinued operations as described in Note 2 and , accordingly we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by SingerLewak LLP.

/s/ Gruber & Company, LLC

 Lake Saint Louis, Missouri

 April 8, 2010.

   Lenco Mobile Inc.
and its subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,282,898	$386,811
Investments	431,250	-
Accounts receivable, net	1,247,683	1,932,995
Purchase price receivable	275,000	-
Notes receivable, current portion	40,000	65,000
Other current assets	296,630	489,439
Income taxes receivable	492,889	-
Net assets related to discontinued operations	-	838,384
Total current assets	12,066,350	3,712,629

Property and equipment, net	1,303,965	1,395,115

Other noncurrent assets:
Intangible assets - goodwill	13,983,214	3,562,322
Intangible assets - other, net	20,422,664	10,300,766
Other noncurrent assets	29,700	20,685
Total other noncurrent assets	34,435,578	13,883,773

Total assets	$47,805,893	$18,991,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,314,066	$1,299,934
Current portion of long-term debt, net of debt discount (convertible debt portion of $1,625,750 and $3,563,101, respectively)	1,759,110	3,635,376
Preferred dividend payable	165,193	-
Preferred stock deposit liability	400,000	-
Current contingent consideration liability	479,689	607,950
Income taxes payable	-	126,988
Warrant put liability	60,000	-
Total current liabilities	5,178,058	5,670,248

Long-term debt, less current portion	133,842	95,916
Warrant put liability, less current portion	-	60,000
Deferred tax liability	1,900,565	-
Contingent consideration liability, net of current portion	12,237,896	782,835

Total liabilities	19,450,361	6,608,999

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 100,000 shares issued and outstanding at December 31, 2010 and 0 at December 31, 2009	100	-
Common stock, 250,000,000 shares authorized, $.001 par value, 71,145,659 and 65,049,084 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	71,145	65,049
Additional paid in capital	54,243,114	29,274,041
Accumulated other comprehensive income	568,530	371,204
Accumulated deficit	(26,455,744)	(17,327,776)
Total Lenco Mobile Inc. shareholders' equity	28,427,145	12,382,518
Noncontrolling interest (deficit)	(71,613)	-
Total equity	28,355,532	12,382,518

Total liabilities and shareholders' equity	$47,805,893	$18,991,517

The accompanying notes are integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009

Revenue	$8,357,331	$9,336,791
Cost of sales	2,614,363	3,132,375
Gross profit	5,742,968	6,204,416

Operating expense:
Sales and marketing	926,977	345,536
General and administrative	9,163,201	4,850,803
Research and development	532,538	262,316
Depreciation and amortization	3,937,268	2,242,237
Impairment of goodwill and intangibles	875,960	-
Total operating expense	15,435,944	7,700,892

Loss from operations	(9,692,976)	(1,496,476)

Other income (expense):
Interest expense, net	(722,104)	(301,611)
Other income (expense), net	631,360	(168,000)
Total other income (expense)	(90,744)	(469,611)

Loss from operations before provision for income taxes	(9,783,720)	(1,966,087)

Provision for income taxes	(58,302)	334,159
Loss from continuing operations	(9,725,418)	(2,300,246)

Income from discontinued operations	232,595	726,192
Gain on sale of discontinued operations, net of tax $0	1,916,771	-
Net loss	(7,576,052)	(1,574,054)

Net loss attributable to noncontrolling interest	71,613	-
Net loss attributable to Lenco Mobile Inc.	(7,504,439)	(1,574,054)

Preferred stock dividends	(165,193)	-
Series A Preferred Stock accretion of beneficial conversion feature	(1,458,236)	-
Net loss attributable to common stockholders	$(9,127,868)	$(1,574,054)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.14)	$(0.04)
Discontinued operations	$0.03	$0.01
Net loss per share applicable to common stockholders	$(0.11)	$(0.03)

Weighted average shares outstanding - basic and diluted	66,778,400	55,824,204

	Years Ended December 31,
	2010	2009

Net loss	$(7,576,052)	$(1,574,054)

Foreign currency translation adjustment	341,076	675,684
Unrealized loss on investments	(143,750)	-
Total comprehensive loss	$(7,378,726)	$(898,370)

The accompanying notes are integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2010 and 2009

							Other
					Additional	Non-	Accumulated		Total
	Common Stock		Preferred Stock		Paid	Controlling	Comprehensive	Accumulated	Shareholders'
	Shares	Total	Shares	Total	in Capital	Interest	Income/(Loss)	Deficit	Equity/(Loss)
Balance, Dec. 31, 2008	40,311,179	$41,511	207	$-	$19,033,644	$-	$(304,480)	$(15,753,722)	$3,016,953

Common stock issued in acquisitions	9,225,309	8,025	-	-	9,901,136	-	-	-	9,909,161

Common stock issued in note conversions	5,162,596	5,163	-	-	349,611	-	-	-	354,774

Preferred stock converted to common stock	10,350,000	10,350	(207)	-	(10,350)	-	-	-	-

Net loss	-	-	-	-	-		-	(1,574,054)	(1,574,054)

Other comprehensive income	-	-	-	-	-	-	675,684	-	675,684

Balance, Dec 31, 2009	65,049,084	$65,049	-	$-	$29,274,041	$-	$371,204	$(17,327,776)	$12,382,518

Common stock issued in acquisitions	4,804,730	4,804	-	-	9,131,495	-	-	-	9,136,299

Common stock issued in note conversions	1,291,845	1,292	-	-	4,379,342	-	-	-	4,380,634

Issuance of preferred stock	-	-	100,000	100	9,999,900	-	-	-	10,000,000

Accretion of beneficial conversion feature	-	-	-	-	1,458,336	-	-	(1,458,336)	-

Preferred stock dividend	-	-	-	-	-	-	-	(165,193)	(165,193)

Net Loss	-	-	-	-	-	(71,613)	-	(7,504,439)	(7,576,052)

Other comprehensive income	-	-	-	-	-	-	197,326	-	197,326

Balance, Dec 31, 2010	71,145,659	$71,145	100,000	$100	$54,243,114	$(71,613)	$568,530	$(26,455,744)	$28,355,532

The accompanying notes are integral part of these consolidated financial statements.

Lenco Mobile Inc. and its subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(7,504,439)	$(1,574,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	(71,613)	-
Depreciation, amortization and other	3,827,256	2,276,401
Amortization of debt discounts	640,089	154,496
Loss on debt modification	-	168,000
Performed services for common stock	(442,039)	-
Gain on sale of discontinued operation	(1,916,771)	-
Impairmentof goodwill and intangibles	875,960	-
Loss on write-down of note receivable	25,000	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	853,273	(858,414)
Other current and non-current assets	118,901	30,862
Accounts payable, accrued expenses, and other current liabilities	(571,119)	(145,809)
Income taxes receivable	(680,787)	(20,222)
Net cash provided by (used in) operating activities	(4,846,289)	31,260

Cash flows from investing activities:
Purchases of property and equipment	(319,201)	(462,925)
Purchases and expenditures for intangible assets	(383,006)	(200,708)
Proceeds from the sale of data list and website assets	-	425,000
Proceeds from sale of discontinued operations	2,525,000	-
Cash paid for acquisition of Jetcast, Inc.	(500,026)	-
Cash acquired in acquisition of assets from G2AA, LLC	285,000	-
Net cash provided by (used in) investing activities	1,607,767	(238,633)

Cash flows from financing activities:
Payment of long-term debt	(213,988)	(174,738)
Proceeds from issuance of long-term debt	2,019,000	752,351
Deposit of issuances of Series A Preferred Stock	400,000	-
Proceeds from issuance of Series A Preferred Stock	10,000,000	-
Net cash provided by (used in) financing activities	12,205,012	577,613

Effect of exchange rate changes on cash and cash equivalents	(70,403)	13,326

Net change in cash and cash equivalents	8,896,087	383,566
Cash and cash equivalents, beginning of period	386,811	3,245
Cash and cash equivalents, end of period	$9,282,898	$386,811
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$493,682	$363,096
Cash paid for interest	$569,640	$11,545
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition of Superfly assets	$-	$8,587,205
Conversion of Elvena Enterprises note payable and accrued interest into common stock	$-	$206,274
Notes payables assumed related to former Superfly notes	$-	$2,707,500
Note receivable received for sale of equipment to third party	$-	$65,000
Conversion of 207 preferred stock for 10,350,000 shares of common stock	$-	$350
Conversion of notes and accrued interest for 668,680 shares of common stock	$1,888,087	$-
Issuance of 492,250 shares of common stock for payment on debt	$1,969,000	$-
Common stock issued for acquisition of Jetcast, Inc.	$8,084,913	$-
Common stock issued for acquisition of G2AA, LLC	$1,038,147	$-
Common stock issued for acquisition of Angelos Gateway Limited	$665,451	$-
Issued 50,000 shares common stock to extend note payable	$188,754	$-
Purchase of equipment through capital lease obligations	$113,215	$-
Preferred stock dividends and accretions	$1,623,429	$-

The accompanying notes are integral part of these consolidated financial statements.

LENCO MOBILE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

 We develop, own and operate mobile phone, internet and internet broadcasting advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers.  During 2010, we have broadened our market reach to include mobile and internet monetization of advertising for terrestrial radio and “pure-play” internet broadcasters.

 We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation and we have been engaged in our current line of business, mobile and internet marketing, since early 2008.  Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and were engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our retained losses.

Since March 1, 2009, we have managed our business in two operating segments; the mobile phone platform segment and the internet platform segment.  A segment is determined primarily by the method in which it delivers its products and services.  For additional information relating to our operating segments see Note 16 “Segment Information” to our consolidated financial statements.

Our primary products and solutions have been adopted by and are in use by Brand Owners in the United States and South Africa. Over the past couple of years, we have worked to expand our operations into new geographic territories and developed a number of highly competitive and innovative new products and solutions which we believe will enable us to expand our operations in the near future. In particular we have invested significant time and resources in building relationships with Wireless Carriers and Brand Owners in Asia, Australia, New Zealand and the United Kingdom. We believe that our mobile greeting cards, our mobile financial statement solution, our bulk MMS messaging server and our ability to integrate our AdMaximizer and Jetcast platforms into our mobile platform will provide compelling opportunities for us.

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements include the accounts of Lenco Mobile Inc. and its 100% wholly-owned subsidiaries Lenco Multimedia Inc. (formerly AdMax Media Inc.), Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc., Lenco Media Inc. (formerly Jetcast, Inc.) and Lenco Technology Group Ltd.  The Company has a 75% interest in a Mexican subsidiary, Soluciones de Buro Moviles, S.A. and an arrangement to initiate operations in South Korea with a 50% interest.  In addition, we are currently funding all expenses for our Colombia operation and expect that it will officially be recognized as a subsidiary in 2011 under the name Lenco Mobile Colombia SAS. All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Foreign Currency Translation

Our financial statements are presented in United States Dollars (“USD” or “$”). All subsidiary operations that utilize a functional currency other than USD are translated from local currencies used into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented. To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred. The symbol “R” when used before all the figures in these consolidated financial statements and related footnotes signifies a denomination of South African Rands.

Comprehensive Income (Loss)

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

Noncontrolling Interest

The Company follows ASC topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less as cash equivalents.

Investments

Investments as of December 31, 2010 consisted of corporate securities received in exchange for services rendered and held as available-for-sale.  Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. We do not recognize changes in the fair value of our available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $95,000 and $38,000, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance are charged to operations as incurred. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets, as follows:

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

Based on our review of long-lived assets at December 31, 2010, we determined approximately $630,000 of intangibles were impaired and accordingly wrote off these amounts. In 2009, there was no impairment on our long-lived assets.

Research and Development

At this time, we have relatively little in research and development expense and we expect this amount to increase as we continue to develop and acquire unique technologies. Research and development expense for the years ended December 31, 2010 and 2009 were approximately $533,000 and $262,000, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Our most significant estimates include intangible assets and goodwill. Actual results could differ from these estimates.

 Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts and consists primarily of the sale transactional marketing services and advisory services rendered.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extent license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as delineated below:

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

•
Collectability is reasonably assured.  We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customers’ payment history.

We generate revenues through the sale or license of advertising products and the performance of services.  Our mobile and internet and internet broadcasting businesses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

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

•
Transaction fees: In certain instances we earn revenues on a transaction basis.  For example, under the terms of our agreements with Wireless Carriers and Brand Owners, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers.   A significant portion of our internet and internet broadcasting businesses are transaction-based.  Often Brand Owners pay us on the basis of the number of qualified consumer leads we generated in an online campaign, or the number of advertisements we served on our UniversalPlayer™.   Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

•
Licenses of mobile platforms: We earn royalties from the license of our FlightPlan, FlightDeck and SGW platforms to Wireless Carriers.  These platforms are connected to the Wireless Carriers’ messaging centers and earn fees ratably over the time period that they provide service to the Wireless Carriers or on a per message charge depending on the individual agreement with the Wireless Carrier.  With agreements that are based on a period of time in which the Wireless Carrier utilized the platforms, revenues from these licenses are generally recognized ratably over the term of the contract in which the platforms will be utilized as per ASC topic 605-20-25-3.  For those Wireless Carriers that agree to a per message basis to pay for the utilization of our platforms, we recognize revenue in the period in which the transaction giving rise to the revenue on a per message basis occurs.

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

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At December 31, 2010 and December 31, 2009, deferred revenue was approximately $4,000 and $7,000, respectively which is included in “Accounts payable and accrued expenses” on the accompanying Consolidated Balance Sheets.

Stock Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We expense the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2010 and 2009, there were no options outstanding.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair-value.

•	Level 1 – Include observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Include other inputs that are either directly or indirectly observable in the market place.
•	Level 3 – Include unobservable inputs which are supported by little or no market activity.

As of December 31, 2010, our only financial assets include cash and cash equivalents and investments, which are presented at fair value based on Level 1 inputs.

The carrying values of our other financial instruments, including accounts receivable, accounts payable, accrued liabilities, short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

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

See note 8 for disclosure related to these combinations.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $287,000 and $55,000 for the years ended December 31, 2010 and 2009, respectively. The increase in advertising expense was primarily related to 2010 being the first full year to actively increase our revenue stream and advertise our products and services

Income Taxes

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of December 31, 2010, the open tax years of the Company were 2007 to 2010.

 Earnings (loss) per Share

We calculate earnings per share in accordance with the ASC Topic 260-10, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common stock outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of December 31, 2010 and 2009, there were 1,394,166 and 1,494,166 warrants outstanding, respectively; these warrants were excluded from the computation because the effect of including them would have been anti-dilutive. Potentially dilutive shares related to convertible debentures, convertible preferred stock and outstanding options and warrants were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive due to the net losses incurred.

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

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The ASU also expands the supplemental pro forma disclosures under ASC Topic 805.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On December 30, 2010, AdMax Media Inc. sold the assets used in its educational lead generation service business (“EDU Vertical”) and their name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was $2.8 million.  At the closing, Newco paid $2.5 million to AdMax and $125,000 to an escrow account to secure certain of AdMax’s indemnification obligations under the asset purchase agreement.  The $125,000 in the escrow account and the remaining $150,000 will be paid by June 28, 2011 and these amounts have been recorded as a purchase price receivable at December 31, 2010.  In addition, the amount collected by Newco over the minimum accounts receivables amount of $700,000, is expected to be approximately $383,000 and has been recorded in accounts receivable at December 31, 2010.  Operating results for AdMax Media’s EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operations for the years ended December 31, 2010 and 2009. In addition, the current assets related to EDU Vertical have been presented in the accompanying consolidated balance sheets as “Net assets related to discontinued operations” for the year ended December 31, 2009.

During the second half of calendar 2010, revenues and profits from the EDU Vertical steadily declined likely as a result of decreasing online schools’ advertising budgets.  We believe this was likely tied to increasing scrutiny from the U.S. government on online educational funding with taxpayer dollars.  Executive management determined it was in the best interest of the Company to sell the assets related to EDU Vertical before further degradation of their potential realizable sales value occurred.

Accordingly, operating results for EDU Vertical have been presented in the accompanying consolidated statement of operations for fiscal 2010 and 2009 as discontinued operations and are summarized below:

	Year Ended December 31,
	2010	2009
Revenue	$15,949,845	$12,226,488
Revenue related to discontinued operations	(7,592,514)	(2,889,697)
Net revenue	8,357,331	9,336,791

Cost of sales	8,855,654	4,964,194
Cost of sales related to discontinued operations	(6,241,291)	(1,831,819)
Net cost of sales	$2,614,363	$3,132,375

Gross profit	$7,094,191	$7,262,294

Gross profit after discontinued operations	$5,742,968	$6,204,416

NOTE 3 – INVESTMENTS

The following tables summarize our available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Publicly traded equity security (Level 1 inputs)	$ 575,000	$ -	$ (143,750)	$ 431,250

We evaluated our publicly traded equity securities as of December 31, 2010 and determined that there is no current indication of an other-than-temporary impairment. If the unrealized loss in 2010 continues through the next fiscal year, we will evaluate the security for an other-than-temporary impairment. This determination will be based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and our intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2010	2009

Accounts receivable – trade	$1,342,403	$1,971,239
Allowance for doubtful accounts	(94,720)	(38,244)
Accounts receivable, net	$1,247,683	$1,932,995

Approximately 58% and 33% of gross accounts receivable at December 31, 2010 and December 31, 2009, respectively, were from our three largest customers.  Of these customers, Vodacom (Pty) Ltd represents an account receivable balance of 20% of gross accounts receivable at December 31, 2010.

NOTE 5 – NOTES RECEIVABLE

In April, 2009, we sold certain equipment and computers at the carrying costs to a third party entity for a current note receivable of $65,000 bearing interest at 10% per annum.  We were to be paid in monthly, equal installments over a period of two years.  The third party entity has not made any payments to date, and as such we have exercised our right to accelerate all amounts due under the note.  In 2010, we wrote down the note to $40,000. The note is secured with a personal guarantee of the holder and we expect to collect the $40,000.

NOTE 6 – OTHER CURRENT ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2010	2009

Prepaid expenses	$126,029	$81,826
Due from Superfly Advertising Inc. for expenses paid	-	272,281
Debt issuance costs, net	18,876	52,885
Original issue discount, net	6,389	80,375
Other	145,336	2,072
Other current assets	$296,630	$489,439

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009 property and equipment, net consisted of the following:

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$650,605	$623,648
Leasehold improvements	210,609	180,134
Building - held for sale	115,394	103,312
Computer and network equipment	926,165	618,887
Computer software	241,604	206,437
Total cost of property and equipment	2,144,377	1,732,418
Accumulated depreciation	(840,412)	(337,303)
Property and equipment, net	$1,303,965	$1,395,115

At December 31, 2010 and December 31, 2009, we classified a parcel of residential property with a cost of R764,708 (as of December 31, 2010 and December 31, 2009, this is approximately $115,000 and $103,000, respectively) as held for sale presented in “Property and Equipment, net” in the accompanying Consolidated Balance Sheets.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale.

NOTE 8 – BUSINESS ACQUISITIONS

Acquisition of Assets of Superfly Advertising, Inc.

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising, Inc., a Delaware corporation (see Note 1) whereby our subsidiary AdMax Media Inc. acquired certain assets related to our internet segment.  Interim financial statements from the date of acquisition, March 1, 2009, forward include the operations of AdMax Media Inc.  We accounted for the acquisition in accordance with ASC topic 805-10 “Business Combinations” and incurred approximately $70,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets and assumed liabilities was valued at approximately $8.7 million.

The goodwill balance of approximately $2.3 million represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  There is no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is deductible for tax purposes.

The value of the major classes of assets and liabilities assumed in the February 28, 2009 acquisition were as follows:

Major classes of assets and liabilities	Amounts
Accounts receivable, net	$578,717
Other current assets	372,135
Fixed assets	1,139,073
Other non-current assets	18,404
Secondary domain names	530,285
Onlinesupplier.com	425,000
AdMax marketing contact database	2,984,526
AdMaximizer/Realtime3	3,870,068
Goodwill	2,247,288
Accounts payable and accrued expenses	(770,790)
Notes payable	(2,707,500)
Total Purchase Price	$8,687,206

Acquisition of Assets of Simply Ideas, LLC

On October 16, 2009 we entered into an Asset Purchase Agreement pursuant to which our AdMax Media Inc. subsidiary acquired certain assets of Simply Ideas, LLC, a Florida limited liability company.  Simply Ideas, LLC was engaged in the business of online lead generation and marketing services, primarily serving the secondary education industry.  In connection with the acquisition, we paid $25,000 in cash with $25,000 to be paid in 2010 and issued an aggregate of 725,309 shares of our common stock valued at approximately $1.4 million to Simply Ideas, LLC, in exchange for the transfer of certain specified assets including websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.  We incurred approximately $20,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets was valued at approximately $1.4 million and will be allocated among the assets acquired and liabilities assumed as follows (amortization period indicated in parenthesis):

Major classes of assets and liabilities	Amounts
Accounts receivable	$-
Fixed Assets	3,000
Simply Ideas Lead Gen software	103,110
MicroGravity Media software	281,011
Premium websites	112,299
Live websites	337,847
Database	6,152
Secondary domain names	347,383
Goodwill	246,154
Accounts payable and accrued expenses	(40,000)
Purchase Price	$1,396,956

Acquisition of G2AA, LLC

On August 13, 2010, we entered into an asset purchase agreement with G2AA, LLC pursuant to which we acquired assets related to an online and mobile automotive marketing business.  We accounted for the acquisition in accordance with ASC topic 805-10 “Business Combinations” and incurred approximately $20,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2010.  We issued an aggregate of 275,000 shares of common stock, valued at approximately $1.0 million as consideration for the assets.

The value of the major classes of assets and liabilities assumed in the acquisition were as follows as of the acquisition date and end of the measurement date on September 30, 2010 prior to recording any amortization:

Major classes of assets and liabilities	Amounts
Cash	$285,000
Software	15,000
Database	15,000
Websites	96,000
Secondary Domain Names	240,000
Goodwill	387,147
Purchase Price	$1,038,147

The goodwill balance of approximately $387,000 represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  There is no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is deductible for tax purposes.

Acquisition of Jetcast, Inc.

On September 28, 2010, we completed the acquisition of Jetcast, Inc. (“Jetcast”).  Jetcast provides products and services designed to make internet broadcasting profitable for broadcasters and advertisers. The acquisition was structured as a triangular merger and was completed pursuant to the terms of the agreement and plan of merger dated September 17, 2010 among us, Jetco Sub, Inc., our wholly-owned subsidiary, Jetcast and Jetcast’s stockholders.  Interim financial statements from the date of acquisition, September 28, 2010 and forward include the operations of Jetcast, Inc.  We accounted for the acquisition as per ASC topic 805-10 “Business Combinations” and incurred approximately $50,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2010.  We paid approximately $500,000 in cash and issued 4,001,235 unregistered shares of our common stock to the former Jetcast stockholders which are valued at approximately $20.3 million.  In addition, we will pay up to approximately $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock issuable to the former Jetcast stockholders in connection with the achievement of future revenue targets.

The value of the major classes of assets and liabilities assumed in the September 28, 2010 acquisition were as follows as of the acquisition date and end of the measurement date on September 30, 2010 prior to recording any amortization:

Major classes of assets and liabilities	Amounts
Accounts Receivable	$78,067
Fixed Assets	2,070
Intangible assets - Relationships with Stations	1,292,392
Intangible assets - Universal Player	8,809,557
Intangible assets - Legacy Universal Player	216,250
Intangible assets - RadioLoyalty	978,432
Intangible assets - Employment Agreements	1,160,403
Intangible assets - URL’s	286,991
Goodwill	10,134,024
Accounts Payable and Accrued Expenses	(262,045)
Net deferred tax liability	(1,900,565)
Purchase Price	$20,795,576

The goodwill balance of approximately $10.1 million represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired and is representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill is also inclusive of other intangible assets that do not qualify for separate recognition.  The goodwill is not deductible for tax purposes.

Acquistion of Angelos Gateway Limited

In December 2010, Lenco Technology Group Ltd., (“LTG”) our wholly-owned subsidiary, entered into an asset purchase agreement with Angelos Gateway Limited (“Angelos”), pursuant to which we acquired certain software and IP relating to the deployment of the Signaling Gateway (“SGW”) system.  LTG must pay $400,000 cash consideration over the ninety day period from the acquisition date, plus interest at six percent over that period. We also issued 521,277 shares of restricted common stock to vest over a two year period which will be recorded as compensation expense related to the continued employment of key mobile programmers instrumental in the ongoing development of the SGW assets.  The total consideration for the assets purchased is valued at approximately $404,000.

Pro Forma Supplemental Information

The supplemental information on an unaudited pro forma financial basis presents the combined results of Lenco Mobile Inc.  and its 2010 acquisitions as if the acquisitions had occurred on January 1 for the year ended December 31, 2009:

	Year Ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Revenue	8,733,977	$10,841,185
Net loss attributable to common stockholders	(10,322,181)	$(5,364,218)
Net loss attributable to common stockholders per share	(0.14)	$(0.08)

NOTE 9 – GOODWILL

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

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present.  The net carrying value of goodwill was approximately $14.0 million and $3.6 million at December 31, 2010 and December 31, 2009, respectively and was comprised of the following:

				Change due to
				foreign currency
	December 31, 2009	Acquisitions	Impairments	translation changes	December 31, 2010
Cell Card IP	$49,551	$-	$-	$-	$49,551
Digital Vouchers Technology	207,228	-	-	-	207,228
Capital Supreme(Pty) Ltd.	812,101	-	-	94,975	907,076
Superfly (Consumer Loyalty and Legacy Media, LLC)	2,247,288	-	-	-	2,247,288
Simply Ideas, LLC	246,154	-	(246,154)	-	-
GoToAutoAccessories.com	-	387,147	-	-	387,147
Jetcast	-	10,134,024	-	-	10,134,024
Lenco Tech - SGW	-	50,900	-	-	50,900

Total Goodwill	$3,562,322	$10,572,071	$(246,154)	$94,975	$13,983,214

NOTE 10 – INTANGIBLES – OTHER, NET

In accordance with ASC 350-20 “Intangibles - Goodwill and Other” intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amount of intangible assets for the years ended December 31, 2010 and December 31, 2009 were as follows:

	Balance as of January 1, 2010	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2010
Intangible assets with indefinite lives	$1,327,814	$622,991	$-	$(450,146)	$-	$1,500,659
Intangible assets subject to amortization	8,972,953	13,172,951	(3,124,450)	(179,661)	80,214	18,922,008
Total	$10,300,767	$13,795,942	$(3,124,450)	$(629,807)	$80,214	$20,422,667

	Balance as of January 1, 2009	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2009
Intangible assets with indefinite lives	$-	$1,327,814	$-	$-	$-	$1,327,814
Intangible assets subject to amortization	3,075,534	7,704,120	(1,950,962)	-	144,260	8,972,952
Total	$3,075,534	$9,031,934	$(1,950,962)	$-	$144,260	$10,300,766

Amortization expense for the years ended December 31, 2010 and December 31, 2009 equaled approximately $3.1 million and $2.0 million, respectively.

Balances as of December 31, 2010 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	December 31, 2010
Intangible assets with indefinite lives	none	$1,500,659	$-	$1,500,659
Employment agreements	22 months	1,160,403	(158,237)	1,002,166
Non-compete agreements	5 years	68,768	(6,725)	62,043
Purchased technologies	3 - 10 years	20,065,631	(4,429,896)	15,635,735
Marketing databases	7 years	3,005,678	(783,616)	2,222,062
Total		$25,801,139	$(5,378,474)	$20,422,665

Balances as of December 31, 2009 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	December 31, 2009
Intangible assets with indefinite lives	none	$1,327,814	$-	$1,327,814
Employment agreements	22 months	-	-	-
Non-compete agreements	5 years	20,391	(2,589)	17,802
Purchased technologies	3 - 10 years	8,215,907	(1,895,852)	6,320,055
Marketing databases	7 years	2,990,678	(355,484)	2,635,194
Total		$12,554,790	$(2,253,925)	$10,300,865

Estimated aggregate amortization expense for each of the next five fiscal years is:

Fiscal Year
2011	$5,764,565
2012	5,437,139
2013	3,561,549
2014	2,729,855
2015	715,765
Thereafter	713,137
Total amortization	$18,922,008

NOTE 11- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	December 31,	December 31,
	2010	2009

Accounts payable	$1,947,762	$965,474
Accrued expenses	$361,896	327,397
Deferred revenue	$4,408	7,063
Accounts payable and accrued expenses	$2,314,066	$1,299,934

Approximately 39% of gross accounts payable at December 31, 2010, were from two accounts; Maren Group and Angelos Gateway Limited.  These balances are not expected to be as significant in 2011, as the amounts due to Maren Group and Angelos Gateway Limited relate to acquisitions that occurred in 2010.

NOTE 12 – DEBT

Our debt is comprised of the following:

	December 31,	December 31,
	2010	2009

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. The principal and all accrued and unpaid interest for the remaining $497,500 notes was due and payable on January 16, 2011, as amended.  The convertible promissory notes are convertible into shares of our common stock at any time at the option of the holder at a conversion price of $3.00 per share. During 2010, the holders of $1,585,000 of the $2,082,500 notes originally issued were repaid. As of January 16, 2011, the remaining $497,500 and accrued interest was paid in full.
	$497,500	$2,082,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, becomes due onJanuary 16, 2011, as amended and is convertible into shares of our common stock at the conversion price of $3.00 per share.  As of January 16, 2011, the $668,250 and accrued interest was paid in full.
	668,250	668,250

On November 10, 2009, the Company issued a convertible promissory note for $300,000 to Floss Limited. The interest rate is 18% per annum and is due on November 10, 2010. The notes are convertible into shares of common stock at a conversion price of $2.25 per share of common stock. On November 10, 2010, this note was converted into 157,268 shares of common stock.	-	300,000

On November 29, 2009, the Company issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 18% and is due on January 16, 2011, as amended. As of January 16, 2011, the $460,000 and accrued interest was paid in full.	460,000	460,000

On December 12, 2009, the Company issued a note payable with a face amount of $52,351 to Bridges Investment. The note bears interest at 12% and is due on March 31, 2010. The Company. This note was paid in full in March 2010.	-	52,351

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of $82,227. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. Dollars may also fluctuate.	105,495	107,926

In 2010, our subsidiary Multimedia Solutions entered into several capital lease agreements for network and computer equipment. See detail below.	80,507	-
Total debt payable at December 31, 2010 and 2009	$1,811,752	$3,671,027

Accrued interest, net of debt discounts at December 31, 2010 and 2009	81,200	72,275
Current maturities of debt payable	1,677,910	3,563,101
Total current maturities and accrued interest	$1,759,110	$3,635,376

Long-term debt payable, net of current maturities and accrued interest	$133,842	$95,916

Pursuant to the issuance of the approximately $719,000 and the $460,000 notes to Agile Opportunity Fund, LLC, we recorded a $43,500 and $60,000 original issue discounts, respectively.  We have amortized the original issue discounts over the life of the notes.  In 2009, the Company had amortized approximately $23,000 of this expense. As of December 31, 2010, we had amortized the remaining $80,000 which is recorded as interest expense on the accompanying consolidated statements of operations.

Pursuant to the issuance of the $460,000 note to Agile Opportunity Fund, LLC, we issued 20,000 incentive shares of our common stock, 75,000 Series A Warrants and 75,000 Series B Warrants to purchase shares of our common stock.  Based on the relative fair value of these equity instruments, we recorded a debt discount of approximately $134,000.  We amortized the debt discount over the life of the note.  In 2009, we had amortized approximately $11,000 of this expense.  As of December 31, 2010, we had amortized the remaining $122,000 which is recorded as interest expense on the accompanying consolidated statements of operations.

Pursuant to the issuance of the $460,000 note to Agile Opportunity Fund, LLC, we paid approximately $70,000 to consummate the transaction and recorded this amount as debt issue costs in the accompanying consolidated balance sheets.  We are amortizing the debt discount over the life of the note.   In 2009, we had amortized approximately $17,000 of this expense. As of December 31, 2010, we have amortized the remaining $53,000, which is recorded as interest expense on the accompanying consolidated statements of operations. In addition, certain warrants issued in connection with the February 2009 promissory had additional valuation of approximately $161,000 that we recorded in  interest expense in 2010.

At December 31, 2010 and 2009 there was approximately $81,000 and $183,000 in unpaid accrued interest on debt.

During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the year ended December 31, 2010.

Depreciation on assets under capital leases charged to expense for the year ended December 31, 2010 was approximately $22,000.

Following is a summary of property held under capital leases:

	December 31, 2010	December 31, 2009

Network and computer equipment	$102,764	$-
Less: Accumulated amortization (or depreciation)	(22,257)	-
Net book value of equipment under capital lease obligations	$80,507	$-

The following tables summarize our capital lease obligations:

	December 31, 2010	December 31, 2009

Current portion of obligations under capital leases	$35,353	$-
Noncurrent portion of obligations under capital leases	35,192	-
Total obligations under capital leases	$70,545	$-

Minimum future lease payments under capital leases as of December 31, 2010 for each over the next three years and in the aggregate are:

2011	$41,532
2012	20,880
2013	18,095
Minimum future lease payments	$80,507
Less: Interest portion	(9,962)
Present value of future minimum lease payments	$70,545

NOTE 13 – CONTINGENT LIABILITIES

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

Profit Warranty Related to Capital Supreme Purchase

On August 11, 2008, we acquired Capital Supreme, (Pty) Ltd (“Capital Supreme”), a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International, Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3.2 million.

We have remeasured the contingent liability at December 31, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings in accordance with ASC 805-10 “Business Combinations.” The remeasurement of the balance of this contingent liability from December 31, 2009 to December 31, 2010 resulted in no net effect to the Consolidated Statements of Operations.

Contingent Payment to Former Shareholders Related to the Jetcast, Inc. Merger

On September 28, 2010, we completed the acquisition of Jetcast, Inc.  In connection with the closing of the merger and pursuant to the merger agreement, we will pay up to approximately $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock issuable to the Jetcast former shareholders in connection with surpassing future revenue targets.

We have remeasured the contingent liability at December 31, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC 805-10 “Business Combinations.” We have calculated a remaining liability related to these contingent events of approximately $12.2 million which is included in the “Contingent consideration liability, net of current portion” shown on the accompanying consolidated balance sheet as of December 31, 2010.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At December 31, 2010, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 14 – COMMON STOCK

During 2010, we issued common stock in connection with the following promissory note conversions, promissory note restructuring and consulting services:

		Promissory Note		Common
		and	Conversion	Stock
Date	Name	Accrued Interest	Price	Issued

June 14, 2010	Richard Berman	$1,360,985	$3.00	453,662
June 16, 2010	Rendez-Vous Management Limited	1,269,000	4.00	317,250
June 24, 2010	Angelique de Maison	173,250	3.00	57,750
July 12, 2010	Rendez-Vous Management Limited	700,000	4.00	175,000
August 13, 2010	Agile Opportunity Fund, LLC debt restructuring and extension consideration	-	-	50,000
October 1, 2010	Floss note conversion and additional incentive shares	353,852	2.25	182,268
December 1, 2010	Consulting shares issued for various services	-	-	55,915
Total common shares issued in connection with debt conversions and consulting services during 2010		$3,857,087	$-	1,291,845

During 2009, we issued common stock in connection with the following promissory note conversions, promissory note restructuring and consulting services:

		Promissory Note		Common
		and	Conversion	Stock
Date	Name	Accrued Interest	Price	Issued

October 28, 2009	Tamino Investments consulting services	$-	$-	3,917,595
May 18, 2009	Elvena Enterprises, Inc debt converserion and restructuring consideration	210,024	3.00	1,200,000
July 31, 2009	Agile Opportunity Fund, LLC debt restructuring and extension consideration	-	-	45,000
May 14, 2009	MC2 Squared Michael Crow Consulting	-	-	1,500,000
May 14, 2009	MC2 Squared Michael Crow Consulting - Cancelled	-	-	(1,500,000)
Total common shares issued in connection with debt conversions and consulting services during 2009		$210,024		5,162,595

During 2010, we issued common stock in connection with the following acquisitions:

		Common Stock
Date	Name	Issued

August 17, 2010	G2AA acquisition	275,000
September 29, 2010	Jetcast, Inc. acquisition	4,008,453
December 17, 2010	Agelos Gateway Limited acquisition	521,277
Total common shares in connection with acquisitions during 2010		4,804,730

During 2009, we issued common stock in connection with the following acquisitions:

		Common Stock
Date	Name	Issued

February 28, 2009	Superfly acquisition	5,000,000
May 4, 2009	Eden Marketing acquisition	3,500,000
October 16, 2009	Simply Ideas acquisition	725,309
Total common shares in connection with acquisitions during 2009		9,225,309

During 2009, we issued common stock in connection with the following preferred stock conversions:

		Preferred Stock	Conversion	Common Stock
Date	Name	Converted	Price	Issued

7/2/2009	Target Equity	200	$50,000	10,000,000
5/15/2009	Rendez-Vous Management Limited	7	50,000	350,000
Total common shares issued in connection with preferred stock conversions during 2009		207	$-	10,350,000

NOTE 15 – PREFERRED STOCK

Series A Convertible Preferred Stock Financing

During 2010, we sold an aggregate of 100,000 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.0 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.

The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10 million of the preferred stock.  As a condition to the financing, the lead investor, required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $350,000 of the $750,000 investment and we had not issued the 7,500 shares of preferred stock. The remaining $400,000 to be funded was recorded as a preferred stock liability at December 31, 2010.  In February 2011, the 7,500 shares were issued and the total remaining amount of $400,000 from Sterling Capital Partners was collected.

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

Voluntary Conversion:  A holder of preferred stock can elect to convert its preferred stock into shares of our common stock at any time from and after the earlier of: (i) the second anniversary of the original issue date of the preferred stock and (ii) the date that our company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior four fiscal quarters exceeds $15 million.  Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price: The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our company’s EBITDA for the 15 month period ended December 31, 2011 is less than $27.0 million and our company’s EBITDA for the 27 month period ended December 31, 2012 is less than $65.0 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ended December 31, 2012 is less than $65.0 million, and the conversion price is reduced by an additional $0.03 per share for each $1.0 million difference between actual EBITDA for such 27 month period and $65.0 million, subject to a conversion price floor of $0.25 per share.

Automatic Conversion:  The preferred stock automatically converts if: (i) our company’s EBITDA for the 15 month period ended December 31, 2011 is equal to or greater than $27.0 million, or (ii) our company’s EBITDA for the 27 month period ended December 31, 2012 is equal to or greater than $65.0 million. However, an automatic conversion may only occur if our common stock, including the shares issuable upon conversion of the preferred stock, is trading on a national securities exchange at the time of conversion.

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

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be approximately $13.3 million.  Because the maximum discount cannot exceed the $10.0 million face amount of the preferred stock, we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  For the year ended December 31, 2010, we amortized approximately $1.5 million as a deemed dividend and accrued approximately $165,000 for the dividends payable under this agreement.

NOTE 16– SEGMENT INFORMATION

Since 2009, our products and operations have been managed in two segments; the mobile phone segment and the internet segment. We manage the operations of our recently acquired Lenco Media, Inc. business as part of the internet segment, which we now refer to as the internet and internet broadcasting segment. A segment is determined primarily by the method of delivery of our products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile phone segment primarily operates in South Africa, but we have begun to earn revenues in Australia. The internet and internet broadcasting segment primarily operates in the United States. The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the year ended December 31, 2010.

	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Depreciation & amortization expense	Impairment	Loss from operations
Mobile phone	$6,274,968	$1,675,135	$4,599,833	$4,451,704	$838,315	$-	$(690,186)
Internet and internet broadcasting	2,082,363	939,228	1,143,135	4,073,372	2,636,859	875,960	(6,443,056)
Corporate costs	-	-	-	2,097,640	462,094		(2,559,734)

Total consolidated	$8,357,331	$2,614,363	$5,742,968	$10,622,716	$3,937,268	$875,960	$(9,692,976)

NOTE 17 – OPERATING LEASES

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

We lease our headquarters’ office space, and a corporate apartment in Santa Barbara, California.  These headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through November 30, 2014.  The leases include an option to renew for multiple year periods.

We do not have operating leases other than these leases for space described above. Operating lease expense for the year ended December 31, 2010 and December 31, 2009 was approximately $453,000 and $229,000, respectively.

Minimum lease payments per annum are as follows:

Year Ending Decmeber 31,	Total Amount
2011	274,640
2012	196,056
2013	94,992
2014	20,870
$586,558

NOTE 18 – WARRANTS & WARRANT PUT LIABILITY

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

In November 2009, we issued 75,000 Series A Warrants to Agile Opportunities Fund with an exercise price of $3.25 that expire on November 30, 2014, and 75,000 Series B Warrants with an exercise price of $3.40 that expire on November 30, 2014.  The Series B warrants contain a provision that allows the holder to put the options back to us for $60,000.  Since the warrants were issued with debt and incentive shares, we used the relative fair value to determine the amount to record on the financial statements.  We determined the fair value of the Series A Warrants using the Black-Scholes-Merton model with the following assumptions, risk free rate of return of 2.01%; volatility of 67.40; dividend yield of 0%; and expected term of 5.0 years.

The fair value for the Series A Warrants was approximately $62,000 with a calculated relative fair value of approximately $46,000.  Because the Series B Warrants could be put back to the Company for $60,000, we used $60,000 as the relative fair value of the Series B Warrants.  In addition, certain warrants issued in connection with the February 2009 promissory had additional valuation of approximately $161,000 that we recorded in interest expense in 2010.

The warrants only provide for physical settlement or net-share settlement.  In addition, there is no requirement that the underlying shares be registered under the Securities Act of 1933, which could result in a requirement to make a net-cash settlement.  Accordingly, we classified the relative fair value of the Series A and Series B Warrants as equity.

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2008	-
Granted	1,344,166	3.00
Exercised	150,000	3.33
Exchanged	-
Forfeited	-
Outstanding, December 31, 2009	1,494,166	3.03

Granted	-
Exercised	-
Forfeited	(100,000)	3.00
Outstanding, December 31, 2010	1,394,166	$3.03	3.24
Exercisable, December 31, 2010	1,394,166	$3.03	3.24

NOTE 19 – CONCENTRATIONS

Customers

A significant portion of our revenues is derived from a limited number of Wireless Carriers.  For the year ended December 31, 2010, we derived approximately 58% of our revenues from relationships with three Wireless Carriers or Brand Owners. We have established relationships with a number of Wireless Carriers, and  expect to continue to generate a substantial majority of revenues through distribution relationships with fewer than twenty Wireless Carriers for the foreseeable future. If any of the Wireless Carriers decides not to allow us to access their MMS messaging delivery platforms, or decides to terminate or modify the terms of its agreement with the Company or if there is consolidation among Wireless Carriers, we may be unable to replace the affected agreement with acceptable alternatives, causing it to lose access to that Wireless Carrier’s subscribers and the revenues they afford. In addition, having revenues concentrated among a limited number of Wireless Carriers also creates a concentration of financial risk. In the event that any significant Wireless Carriers were unable to fulfill their payment obligations our operating results and cash position would suffer. If any of these eventualities come to pass, it could materially reduce our revenues.

 In 2010, our internet advertising business generated 25% of our total revenues from our 2 largest internet network customers.  Our top four customers, therefore, accounted for 64% of total revenues in 2010.  We continue to expand both our mobile and internet client base but a change in one or all of these relationships would have short-term revenue implications.

In 2009, our internet advertising business generated 16% of our total revenues from our 2 largest internet network customers.  Our top four customers, therefore, accounted for 36% of total revenues in 2009.  We continue to expand both our mobile and internet client base but a change in one or all of these relationships would have short-term revenue implications.

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

NOTE 20 – EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution plan and profit sharing plan for eligible employees under the name of Lenco Mobile Inc. Retirement Plan and Trust. Under the defined contribution plan, employees can make voluntary contributions not to exceed the limits established by the Internal Revenue Code. We did not make any matching contributions during the year ended December 31, 2010.

NOTE 21 – GOVERNMENT REGULATION

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

NOTE 22 – INCOME TAXES

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

Our income tax provision (benefit) is comprised of the following:

	December 31,	December 31,
	2010	2009
Current:
Federal	$-	$-
Foreign	(67,102)	333,359
State	8,800	800
Total current	$(58,302)	$334,159

Deferred:
Federal	$-	$-
Foreign	-	-
State	-	-
Total deferred	$-	$-

Total Income Tax Expense	$(58,302)	$334,159

Significant components of our deferred tax assets and (liabilities) are set forth below:

	December 31,	December 31,
	2010	2009

State Taxes	$251,517	$47,266
Amortization - Intangibles	(4,445,078)	244,284
Bad Debt Expense	27,456	13,385
Foreign Tax Credit	479,696	479,696
Net Operating Loss Carryforawrd	1,785,844	277,568
Deferred Tax Assets	(1,900,565)	1,062,199
Valuation Allowance	-	(1,062,199)
Net Deferred Tax Assets (Liability)	$(1,900,565)	$-

U.S. and foreign income before income taxes are set forth below:

	December 31,	December 31,
	2010	2009

U.S.	$(6,687,478)	$(2,696,184)
Foreign	(875,263)	1,456,289
Income Before Taxes	$(7,562,741)	$(1,239,895)

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	December 31,		December 31,
	2010		2009

Income tax expense @ 35%	$(2,646,959)	35.0%	$(433,963)	35.0%
State income taxes (benefit), net of federal taxes	-	0.0%	(42,274)	3.4%
State income tax	8,800	(0.1)%	800	(0.1)%
Penalty	10,500	(0.1)%	-	0.0%
Meals and entertainment	24,037	(0.3)%	-	0.0%
Warrant interest expense	96,780	(1.3)%	-	0.0%
Amortization	3,749,980	(49.6)%	468,624	(1.3)%
Foreign tax credit	-	0.0%	(479,696)	38.7%
Difference in foreign tax rate	(239,241)	3.2%	(176,342)	14.2%
Change in valuation allowance	(1,062,199)	14.0%	997,010	(80.4)%
Total income tax expense	$(58,302)	0.8%	$334,159	(27.0)%

We have previously not provided deferred tax on the undistributed earnings of foreign investments. Management estimates that the total net undistributed earnings upon which deferred tax has not been provided total approximately $160,000 at December 31, 2010.  Such net undistributed earnings are held in the Multimedia Solutions subsidiary, which is a South Africa corporation.

As of December 31, 2010, we had NOL carryforwards for federal, state and foreign income tax purposes of $5 million, $2 million and $1 million, respectively. Such carryforwards may be used to reduce taxable income in those jurisdictions through 2030 subject to limitations of Section 382 of the Internal Revenue Code (“IRC”). For the year ended December 31, 2010, we believe an ownership change may have occurred, as defined by Sections 382 and 383 of the IRC, which could result in the forfeiture of a significant portion of our net operating loss and credit carryforwards. We are currently analyzing whether a change occurred and the related impact on our gross deferred tax assets, if any. As our analysis is not complete, the impact to our gross deferred tax assets is uncertain.  The NOL carryforwards will begin expiring in 2028.

Paragraph 31a of FAS 109 and Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas (APB 23), and within the reference of FASB ASC topic 740 ”Income Taxes,” allow a taxpayer to identify certain unremitted earnings of foreign investments as being indefinitely reinvested and, consequently, the taxpayer does not provide deferred taxes on the outside basis difference related to those earnings (“outside basis differences”).  We believe that their permanent reinvestment position is subject to a potential change in the U.S. tax rules.

NOTE 23 – RELATED PARTY TRANSACTIONS

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

In  June 2010, we paid off approximately $1.3 million notes payable outstanding to Rendez-Vous Management, Ltd., by issuance of our common stock at a price of $4.00 per share.

On July 13, 2010, the $700,000 note payable to Rendez-Vous Management, Ltd. was paid off by issuance to shares of our common stock at $4.00 per share.

As of December 31, 2010, Michael Hill, President of the Lenco Multimedia Inc. subsidiary, had a short-term note outstanding to the Company of approximately $57,000.  This note bears an interest rate of 6% and is due and payable on December 30, 2011.

The Company has also consolidated the financial statements of Creative Content Messaging Pty. Ltd. (“CCM”), a related organization that provides certain content delivery services to the Company.  CCM was evaluated under the variable interest consolidation rules and the Company was determined to be the primary beneficiary of CCM.  As of December 31, 2010 all activity within CCM was not material.

NOTE 24 – SUBSEQUENT EVENTS

In January 2011, we repaid outstanding convertible notes payable of approximately $1.4 million plus the accrued interest related to those notes to Agile Opportunity Fund, LLC and all of the notes that were recorded as part of the Superfly assets acquisition with the exception of $260,000 in notes due to MOSD Holdings.

In January 2011, we formally changed the name of the subsidiary held under the AdMax Media Inc. name to Lenco Multimedia Inc.

In January and February 2011, the Company made its first two payments to Angelos Gateway Limited in connection with the purchase sale agreement entered into in December 2010.  The aggregate amount of the first two payments was approximately $278,000 and the final payment of approximately $126,000 was made on March 17, 2011.

In February 2011, management completed their funding of the Series A Preferred stock transaction by finalizing their funding of $750,000 as per the September 2010 Series A Preferred agreement.

In February 2011, we formally changed the name of our wholly-owned subsidiary Jetcast, Inc. to Lenco Media Inc.  In addition, our wholly-owned subsidiary that once fell under the AdMax Media Inc. name has been changed to Lenco Multimedia Inc.

In February 2011, we issued 5,885,000 options to purchase shares of common stock to certain employees of our Capital Supreme Pty Ltd subsidiary and to the senior executives of Lenco Mobile Inc. under our 2009 Equity Incentive Plan.  These stock options were issued on February 22, 2011 with an exercise price based on the stock price on the close of the last business day, February 18, 2011 of $2.15 per share.  The stock options issued to the employees of Capital Supreme will be subject to vesting based on achieving certain EBITDA targets.  The stock options issued to the senior executives of Lenco Mobile Inc. will vest quarterly over three years.

In March 2011, we changed the composition of our board of directors to include Philip B. Harris and James L. Liang as independent directors.  Jonathan Fox resigned as a member of the board of directors but remains and officer of the Company.  With the addition of Mr. Harris and Mr. Liang and the continuance of Mr. Ronald Wagner as an independent director, we now have three independent board members and two company management board members (Mr. Levinsohn and Mr. Banks).  The three independent members are the sole members of the Audit Committee (Ronald Wagner), Nominating and Governance Committee (Philip Harris) and Compensation Committee (James Liang) with the person marked in parenthesis as the committee chairperson, respectively.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2010 because of certain material weaknesses in our internal controls over financial reporting identified below.

Management’s Annual Report on Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control – Integrated Framework.”

Based on their assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria, because of the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During management’s annual review of our internal control over financial reporting, we determined the following processes contain material weaknesses as of December 31, 2010:

•
we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with GAAP;

•
we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP to certain complex or non-routine transactions;

•	we did not maintain adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions;

•	we have not completed the design and implementation of effective internal control policies and procedures related to risk assessment and fraud prevention and detection activities;

•
we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers that are used in the financial accounting process; and

•
we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance with respect to the accuracy and completeness of assertions and disclosures related to significant financial statement accounts, and with respect to IT general and application controls.

Our management does not believe that any of our annual or interim financial statements issued to-date contain a material misstatement as a result of the aforementioned weaknesses in our internal controls.  However, these material weaknesses related to the entity as a whole affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Our management is in the process of identifying the steps necessary to address the material weaknesses existing as of December 31, 2010 described above, as follows:

(1)
Investing in additional enhancements to our IT systems including enhancements to uniform and universal financial reporting and fully-integrated operating platforms across all of the Company’s subsidiaries, and security over user access and administration;

(2)
Hiring additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions and further segregating duties of financial personnel;

(3)
Documenting, to standards established by senior accounting personnel and the principal accounting officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

(4)	Evaluating an internal audit function in relation to the Company’s financial resources and requirements; and

(5)	Creating policy and procedures manuals for the accounting, finance and IT functions.

The Company is developing the remediation plans for the material weaknesses identified above. These remediation efforts are expected to continue through fiscal 2011 and into 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2010 relative to prior reporting periods that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as follows.

In January 2011, the Company hired a Corporate Controller in an effort to facilitate financial reporting processes, improve our in-house technical accounting knowledge, and increase the effectiveness of the internal controls over financial reporting.

This Annual report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.    Executive Compensation.

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our Proxy Statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements. The financial statements listed below are included under Item 7 of this report:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009;

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules are included under Item 7 of this report: None.

(3) Exhibits. The following exhibit index shows those exhibits filed with this report and those incorporated by reference:

Exhibit No.	Document Description	Incorporation by Reference
2.1	Agreement and Plan of Merger dated July, 2009 between Mobicom USA Corporation and Lenco USA Inc.	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
2.2	Agreement and Plan of Merger dated September 17, 2010 among the registrant, Jetco Sub, Inc., Jetcast, Inc., and the stockholders of Jetcast, Inc.	Filed as an exhibit to the registrant’s Form 8-K filed on September 22, 2010 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as an exhibit to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference.
3.3	Amended and Restated Bylaws	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.1	Specimen Common Stock Certificate	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
4.6	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.7	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.

4.8	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
4.9	Form of Promissory Note issued by the registrant to Floss Limited on November 10, 2009	Filed as an exhibit to the registrant’s Form 10/A (file no. 000154830) filed on April 15, 2010 and incorporated by reference herein.
4.10	Form of Promissory Note Amendment to Promissory Notes Issued by the registrant on February 28, 2010	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on April 15 , 2010 and incorporated by reference herein.
4.11	Amendment No. 2 to Convertible Promissory Note dated June 30, 2010	Filed as an exhibit to the registrant’s Form 8-K filed on July 1, 2010 and incorporated herein by reference.
4.12	Amendment No. 2 to Convertible Promissory Note dated July 14, 2010	Filed as an exhibit to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference.
10.1
Asset Purchase Agreement dated February 28, 2009 among the registrant, the registrant’s subsidiary, Superfly Advertising, Inc., a Delaware corporation, and Superfly Advertising, Inc., an Indiana corporation
Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.2	Securities Purchase and Amendment Agreement dated November 30, 2009 between the registrant and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.3	Asset Purchase Agreement dated December 3, 2010 among the registrant, AdMax Media Inc. and Silverback Network, Inc.	Filed as an exhibit to the registrant’s Form 8-K filed on December 9, 2010 and incorporated herein by reference.
10.4	Amendment to Asset Purchase Agreement dated December 28, 2010 between AdMax Media Inc. and Silverback Network, Inc.	Filed as an exhibit to the registrant’s Form 8-K filed on January 4, 2011 and incorporated herein by reference.
10.5	Form of Agreement of Lease between Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.6	Agreement of Lease dated March 14, 2009 between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 347 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.7	Agreement of Lease dated March 31, 2009 between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 345 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.8	Agreement of Lease dated October 9, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 109 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.9	Agreement of Lease dated October 12, 2009 by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 113 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.10	Agreement of Lease dated October 12, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 111 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.11	Employment Agreement dated July 16, 2007 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.12	Addendum to Employment Agreement dated September, 2008 between the registrant and Eddie Groenewald*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on December 16, 2009 and incorporated by reference herein.
10.13	Employment Agreement dated July 1, 2009 between the registrant and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.14	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.

10.15	Separation Agreement and General Release dated February 26, 2010 by and between Lenco Mobile USA Inc. and Darin Heisterkamp*	Filed as an exhibit to the registrant’s Form 8-K filed on March 4, 2010 and incorporated by reference herein.
10.16	2009 Equity Incentive Plan*	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.17	Form of Nonqualified Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.18	Form of Incentive Stock Option*	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.19	Form of Indemnification Agreement*	Filed as an exhibit to the registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference.
10.20	Client Services Agreement dated September, 2006 between Consumer Loyalty Group, Inc. and Datascension, Inc. with respect to call center operations	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.

10.21	Master License Agreement for the Australia Region dated January 15, 2009 between the registrant’s subsidiary and Multimedia Solutions Australia (Pty) Ltd.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.22	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.23	Long Term Partnering Agreement dated October 20, 2009 between the registrant’s subsidiary and Deloitte Consulting	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
10.24	Restructuring and Securities Purchase Agreement dated July 31, 2009 among the registrant, Agile Opportunity Fund, LLC, and Superfly Advertising, Inc.	Filed as an exhibit to the registrant’s Form 10 (file no. 000153830) filed on November 9, 2009 and incorporated by reference herein.
10.25	Securities Purchase Agreement dated June 15, 2010 between the registrant and Rendez-Vous Management Limited	Filed as an exhibit to the registrant’s Form 8-K filed on June 21, 2010 and incorporated by reference herein.
10.26	Securities Purchase Agreement dated July 12, 2010 among the registrant and Rendez-Vous Management Limited	Filed as an exhibit to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference.
10.27	Securities Purchase and Amendment Agreement dated August 13, 2010 among the registrant, AdMax Media Inc. and Agile Opportunity Fund, LLC	Filed as an exhibit to the registrant’s Form 8-K filed on August 16, 2010 and incorporated herein by reference.
10.28	Securities Purchase Agreement dated September 23, 2010 among the registrant and the purchasers identified therein	Filed as an exhibit to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference.
14.1	Code of Ethics	Filed herewith.
21.1	Subsidiaries of the Registrant	Filed as an exhibit to the registrant’s Form 10/A (file no. 000153830) filed on November 18, 2009 and incorporated by reference herein.
24.1	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.
99.1	Press Release	Filed herewith.

*           Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lenco Mobile Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2011	LENCO MOBILE INC.

	By:	/s/ Michael Levinsohn
Michael Levinsohn
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Michael Levinsohn and Thomas Banks, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lenco Mobile Inc., in the capacities and on the dates indicated.

March 29, 2011	/s/ Michael Levinsohn
Michael Levinsohn, Chief Executive Officer and Director

March 29, 2011	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer and Director

March 29, 2011	/s/ James Liang
James Liang, Director

March 29, 2011	/s/ Philip Harris
Philip Harris, Director

March 29, 2011	/s/ Ronald Wagner
Ronald Wagner, Director