Form 10-Q
period 2011-03-31
LENCO MOBILE INC.
filed 2011-05-10
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 9, 2011, 71,145,659 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

For the Quarterly Period Ended March 31, 2011

EXPLANATORY NOTE

In this quarterly report on Form 10-Q, unless the context indicates otherwise, the terms “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

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

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in our annual report on Form 10-K and other reports we file with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements.

MARKET DATA AND INDUSTRY INFORMATION

Information regarding market and industry statistics contained in this report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all available sources, and cannot assure stockholders of the accuracy or completeness of the data included in this report.

PART I -  FINANCIAL INFORMATION
Item 1.    Financial Statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Balance Sheets

	As of
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,884,192	$9,282,898
Investments	465,750	431,250
Accounts receivable, net of allowance of $88,492 and $94,720, respectively	2,036,040	1,247,683
Purchase price receivable	275,000	275,000
Notes receivable, current portion	40,000	40,000
Other current assets	277,666	296,630
Income taxes receivable	344,242	492,889
Total current assets	8,322,890	12,066,350

Property and equipment, net	1,219,347	1,303,965

Other noncurrent assets:
Intangible assets - goodwill	13,954,360	13,983,214
Intangible assets - other, net	19,210,971	20,422,664
Other noncurrent assets	36,370	29,700
Total other noncurrent assets	33,201,701	34,435,578

Total assets	$42,743,938	$47,805,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,541,797	$2,314,066
Current portion of long-term debt, net of debt discount
(convertible debt portion of $260,000 and $1,625,750, respectively)	353,974	1,759,110
Preferred dividend payable	327,157	165,193
Preferred stock deposit liability	-	400,000
Current contingent consideration liability	464,431	479,689
Warrant put liability	60,000	60,000
Total current liabilities	2,747,359	5,178,058

Long-term debt, less current portion	19,365	133,842
Deferred tax liability	1,900,565	1,900,565
Contingent consideration liability, net of current portion	12,237,896	12,237,896
Total liabilities	16,905,185	19,450,361

Commitments and contingencies	-	-

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value,
107,500 and 100,000 shares issued and outstanding at March 31, 2011
and at December 31, 2010, respectively	108	100
Common stock, 250,000,000 shares authorized, $.001 par value,
71,145,659 shares issued and outstanding at both March 31, 2011
and December 31, 2010.	71,145	71,145
Additional paid in capital	56,799,089	54,243,114
Accumulated other comprehensive income	682,794	568,530
Accumulated deficit	(31,574,453)	(26,455,744)
Total Lenco Mobile Inc. shareholders' equity	25,978,683	28,427,145
Noncontrolling interest (deficit)	(139,930)	(71,613)
Total equity	25,838,753	28,355,532

Total liabilities and shareholders' equity	$42,743,938	$47,805,893

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenue	$2,429,766	$2,220,969
Cost of sales	695,150	647,615
Gross profit	1,734,616	1,573,354

Operating expense:
Sales and marketing	351,222	138,574
General and administrative	3,431,802	1,711,550
Research and development	52,500	142,859
Depreciation and amortization	1,580,210	698,508
Total operating expense	5,415,734	2,691,491

Loss from operations	(3,681,118)	(1,118,137)

Other income (expense):
Interest expense, net	(11,354)	(233,302)
Other income (expense), net	6,301	631,362
Total other income (expense)	(5,053)	398,060

Loss from operations before provision for (benefit from) income taxes	(3,686,171)	(720,077)

Provision for (benefit from) income taxes	88,890	(24,562)

Loss from continuing operations	(3,775,061)	(695,515)

Income from discontinued operations	-	453,905
Net loss	(3,775,061)	(241,610)

Net loss attributable to noncontrolling interest	68,316	-

Net loss attributable to Lenco Mobile Inc.	(3,706,745)	(241,610)

Preferred stock dividends	(161,964)	-
Series A Preferred Stock accretion of beneficial conversion feature	(1,250,001)	-

Net loss attributable to common stockholders	$(5,118,710)	$(241,610)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	$-	$(0.00)
Net loss per share applicable to common stockholders	$(0.05)	$(0.01)

Weighted average shares outstanding - basic and diluted	71,145,659	65,049,084

	Three Months Ended March 31,
	2011	2010

Net loss	$(3,775,061)	$(241,610)

Foreign currency translation adjustment	79,856	7,618
Unrealized gain on investments	34,408	-
Total comprehensive loss	$(3,660,797)	$(233,992)

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(3,706,745)	$(241,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest	(68,316)	-
Depreciation, amortization and other	1,580,210	711,761
Amortization of debt discounts	18,876	76,720
Common stock compensation expense	81,930	-
Stock option compensation expense	474,052	-
Gain on sale of property and equipment	(6,301)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(788,357)	(233,409)
Other current and non-current assets	(48,025)	236,471
Accounts payable, accrued expenses, and other current liabilities	(584,872)	183,723
Income taxes receivable	132,453	(440,874)
Net cash provided by (used in) operating activities	(2,915,095)	292,782

Cash flows from investing activities:
Purchases of property and equipment	(174,985)	(123,498)
Proceeds from the sale of property and equipment	109,583	-
Purchases and expenditures for intangible assets	(280,304)	(17,468)
Net cash used in investing activities	(345,706)	(140,966)

Cash flows from financing activities:
Payment of long-term debt	(1,485,414)	(152,974)
Proceeds from issuance of long-term debt	-	819,000
Proceeds from issuance of Series A Preferred Stock	350,000	-
Net cash provided by (used in) financing activities	(1,135,414)	666,026

Effect of exchange rate changes on cash and cash equivalents	(2,491)	2,998

Net change in cash and cash equivalents	(4,398,706)	820,840
Cash and cash equivalents, beginning of period	9,282,898	386,811
Cash and cash equivalents, end of period	$4,884,192	$1,207,651
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$414,654
Cash paid for interest	$36,100	$19,345
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$1,411,965	$-

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

 We develop, own and operate mobile phone advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers.  During 2010, we broadened our market reach to include monetization of mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters.

 We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation and we have been engaged in our current line of business, mobile and internet marketing, since early 2008.  Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

Our primary products and solutions have been adopted by and are in use by Brand Owners in the United States and South Africa. Over the past couple of years, we have worked to expand our operations into new geographic territories and developed a number of highly competitive and innovative new products and solutions which we believe will enable us to expand our operations in the near future. In particular, we have invested significant time and resources in building relationships with Wireless Carriers and Brand Owners in Asia, Australia, New Zealand and the United Kingdom. We offer various solutions and services to our customers such as mobile greeting cards, a mobile financial statement solution, bulk MMS messaging server, mobile newspapers, and mobile and internet platforms for terrestrial radio and “pure-play” internet broadcasters.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lenco Mobile Inc. and its 100% wholly-owned subsidiaries Lenco Multimedia Inc. (formerly AdMax Media Inc.), Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc., Lenco Media Inc. (formerly Jetcast, Inc.) and Lenco Technology Group Ltd.  The Company has a 75% interest in a Mexican subsidiary, Soluciones de Buro Moviles, S.A. and an arrangement to initiate operations in South Korea with a 50% interest.  In addition, we are currently funding all expenses for our Colombian operation and expect that it will officially be recognized as a subsidiary during the course of 2011 under the name Lenco Mobile Colombia SAS. We have opened a UK office under the name of Lenco Mobile UK Ltd. and are funding that operation in which will have a 70% interest upon finalization of terms with the minority shareholder. All above entities are consolidated and all significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Comprehensive Income (Loss)

We follow ASC Topic 220, “Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Investments

Investments as of March 31, 2011 consisted of corporate securities received in exchange for services rendered and held as available-for-sale.  Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. We do not recognize changes in the fair value of our available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $88,000 and $95,000, respectively.  Approximately 46% and 58% of gross accounts receivable at March 31, 2011 and December 31, 2010, respectively, were from our three largest customers.

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

During the three months ended March 31, 2011, 63% of our revenues were from our three top customers totaling approximately $1.5 million.  During the three months ended March 31, 2010, 55% of our revenues were from our three top customers totaling approximately $1.2 million.

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

Research and Development

At this time, we have relatively little in research and development expense and we expect this amount to increase as we continue to develop unique technologies. Research and development expense for the three months ended March 31, 2011 and 2010 were approximately $53,000 and $143,000, respectively.

 Software

Purchased software and the direct costs associated with the customization and installation thereof are capitalized.  Expenditure on internally-developed software is capitalized if it meets the criteria for capitalizing development expenditure.  Other software development expenditures are charged to operations when incurred.

Patents and Trademarks

Expenditures on purchased patents and trademarks are capitalized. Expenditures incurred to extend the term of the patents or trademarks are capitalized. All other expenditures are charged to operations when incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Our most significant estimates include intangible assets, goodwill and stock-based compensation. Actual results could differ from these estimates.

 Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts and consists primarily of the sale transactional marketing services and advisory services rendered.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extent license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions, in accordance with ASC Topic 605, “Revenue Recognition in Financial Statements” as delineated below:

Revenue is recognized when the following criteria are met:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.
•
Delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser. Completion of services or delivery of messages to mobile phone subscribers on behalf of our customers are the general components of delivery in our business.

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

•
Advisory and service fees: We earn advisory and service fees when Brand Owners hire us to assist in the design and execution of either a mobile or an online advertising campaign.  We provide services from the initial conceptualization through the creation of the content, website and mobi site development, database design/development, and all other such services to successfully implement the mobile and internet marketing campaign, including final product dissemination to consumers and measurement of success rates.  Fees for these services are recognized as revenue when the services have been performed.  Each of these services are priced, billed and recorded as revenue separately and in the period in which the services are performed.

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At March 31, 2011 and December 31, 2010, deferred revenue was approximately $2,700 and $4,000, respectively which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Stock-Based Compensation

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

As of March 31, 2011, our only financial assets include cash and cash equivalents and investments, which are presented at fair value based on Level 1 inputs.

The carrying values of our other financial instruments, including accounts receivable, purchase price receivable, accounts payable and accrued expenses, warrant put liability, short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics. There are no assets or liabilities measured on a non-recurring basis.

Business Combinations

We apply ASC Topic 805 to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of the change of control, liabilities incurred, equity instruments issued.  Identifiable intangible assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

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

As of March 31, 2011, there were 1,394,166 warrants, 5,885,000 stock options and 7,166,667 shares of convertible preferred stock outstanding, which were excluded from the computation because the effect of including them would have been anti-dilutive due to the net losses incurred.

NOTE 2 – DISCONTINUED OPERATIONS

On December 30, 2010, AdMax Media Inc. (“AdMax”) sold the assets used in its educational lead generation service business (“EDU Vertical”) and their name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was $2.8 million.  At the closing, Newco paid $2.5 million to AdMax and $125,000 to an escrow account to secure certain of AdMax’s indemnification obligations under the asset purchase agreement.  The $125,000 in the escrow account and the remaining $150,000 are be paid by June 28, 2011 and these amounts have been recorded as a purchase price receivable at March 31, 2011 and December 31, 2010.  In addition, the amount collected by Newco over the minimum accounts receivables amount of $700,000, is expected to be approximately $383,000 and has been recorded in accounts receivable at March 31, 2011 and December 31, 2010.  Operating results for AdMax Media’s EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operations for the three months ended March 31, 2010.

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

Accordingly, operating results for EDU Vertical have been presented in the accompanying consolidated statements of operations for the three months ended March 31, 2010 as discontinued operations and are summarized below:

Three Months Ended
March 31, 2010
Revenue	$3,784,220
Revenue related to discontinued operations	(1,563,251)
Net revenue	2,220,969

Cost of sales	1,626,182
Cost of sales related to discontinued operations	(978,567)
Net cost of sales	$647,615

Gross profit	$2,158,038

Gross profit after discontinued operations	$1,573,354

NOTE 3 – INVESTMENTS

The following table summarizes the fair value of our available-for-sale investment at March 31, 2011:

	Fair Value	Gross	Gross	Fair Value
	December 31,	Unrealized	Unrealized	March 31,
	2010	Gains	Loss	2011

Publicly traded equity secutiry (Level 1 inputs)	$431,250	$34,500	$-	$465,750

We evaluated our publicly traded equity securities as of March 31, 2011 and determined that there is no current indication of an other-than-temporary impairment. If the unrealized loss at March 31, 2011 continues and further declines through the end of the year, we will evaluate the security for an other-than-temporary impairment. This determination will be based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and our intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

 NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010 property and equipment, net consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Furniture and fixtures	$659,733	$650,605
Leasehold improvements	206,328	210,609
Building - held for sale	-	115,394
Computer and network equipment	1,074,251	926,165
Computer software	243,041	241,604
Total cost of property and equipment	2,183,353	2,144,377
Accumulated depreciation	(964,006)	(840,412)
Property and equipment, net	$1,219,347	$1,303,965

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Depreciation expense	$132,246	$536,305

At December 31, 2010, we classified a parcel of residential property with a cost of R764,708 (as of December 31, 2010 this is approximately $115,000) as held for sale presented in “Property and Equipment, net” in the accompanying consolidated balance sheet for December 31, 2010.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale. In February 2011, the Company sold this building for approximately R900,000 or $125,000 resulting in a gain on sale of approximately R45,000 or $6,300 after netting of the mortgage liability outstanding and the related commission on the sale.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS – OTHER, NET

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350-20 “Intangibles - Goodwill and Other”  goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. We perform the goodwill impairment test annually at December 31 or when indicators of impairment are present.  The net carrying value of goodwill was approximately $14.0 million at both March 31, 2011 and December 31, 2010, respectively.

Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill and intangible assets for the three months ended March 31, 2011 were as follows:

				Foreign
	December 31, 2010			Exchange	March 31, 2011
	(audited)	Additions	Amortization	Adjustment	(unaudited)
Goodwill	$13,983,214	$-	$-	$(28,854)	$13,954,360
Intangible assets with indefinite lives	1,500,659		-	-	1,500,659
Intangible assets subject to amortization	18,922,005	261,427	(1,447,748)	(25,373)	17,710,312
Total	$34,405,878	$261,427	$(1,447,748)	$(54,227)	$33,165,331

Intangible assets as of March 31, 2011 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	March 31, 2011
Domain names and URLs	none	$1,500,659	$-	$1,500,659
Employment agreements	22 months	1,160,403	(316,474)	843,929
Non-compete agreements	5 years	72,051	(18,745)	53,306
Purchased technologies	3 - 10 years	20,408,018	(5,709,657)	14,698,361
Marketing databases	7 years	3,005,678	(890,962)	2,114,716
Total		$26,146,809	$(6,935,838)	$19,210,971

Intangible assets as of December 31, 2010 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	December 31, 2010
Domain names and URLs	none	$1,500,659	$-	$1,500,659
Employment agreements	22 months	$1,160,403	$(158,237)	$1,002,166
Non-compete agreements	5 years	$68,768	$(11,767)	$57,001
Purchased technologies	3 - 10 years	$20,065,630	$(4,424,853)	$15,640,777
Marketing databases	7 years	$3,005,678	$(783,616)	$2,222,062
Total		$25,801,138	$(5,378,474)	$20,422,664

Amortization expense for intangible assets for the three months ended March 31, 2011 and March 31, 2010 approximated $1.4 million and $2.9 million, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Fiscal Year	Amortization Amount

2011	$4,323,209
2012	5,480,304
2013	3,676,775
2014	2,845,661
2015	810,315
Thereafter	574,048
Total amortization	$17,710,312

NOTE 6 – LONG-TERM DEBT

At March 31, 2011 and December 31, 2010 our long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009 and January 16, 2011, as amended. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. During 2010, the holders of $1,585,000 of the $2,082,500 notes originally issued were repaid. In January 2011, $237,500 plus accrued interest was paid in full and the remaining $260,000 plus accrued interest due to MOSD Holdings LLC was still outstanding at March 31, 2011 and is currently being litigated by the Company.	$260,000	$497,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, and was paid in full on January 16, 2011.	-	668,250

On November 29, 2009, the Company issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 18% and the note was paid in full on January 16, 2011.	-	460,000

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of approximately $82,000. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. In February 2011, MMS sold this building for approximately R900,000 or $125,000 and the mortgage was paid in full.	-	105,495

In 2010, our subsidiary Multimedia Solutions entered into capital lease agreements for network and computer equipment. See detail below.	56,885	80,507
Total long-term debt at March 31, 2011 and December 31, 2010	$316,885	$1,811,752

Accrued interest, net of debt discounts at March 31, 2011 and Deccmeber 31, 2010	56,454	81,200
Current maturities of debt payable	297,520	1,677,910
Total current maturities and accrued interest	$353,974	$1,759,110

Long-term debt, net of current maturities and accrued interest	$19,365	$133,842

During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the three months ended March 31, 2011.

At March 31, 2011 and December 31, 2010 property and equipment held under capital leases are as follows:

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Network and computer equipment	$109,614	$102,764
Less: accumulated depreciation	(52,729)	(22,257)
Net book value of property and equipment under capital lease obligations	$56,885	$80,507

The following tables summarize our capital lease obligations:

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Current portion of capital lease obligations	$37,390	$42,227
Non-current portion of capital lease obligations	19,494	38,281
Total capital lease obligations	$56,885	$80,507

The minimum future lease payments required under the capital lease obligations as of March 31, 2011 over the next three years and in the aggregate are:

Remaining payments in 2011	$32,002
2012	21,097
2013	8,784
Minimum future lease payments	61,882
Less: Interest portion	(4,997)
Present value of future minimum lease payments	$56,885

In addition, we have an unused credit facility with ABSA Bank in South Africa for R1.7 million (or approximately $255,000 USD). Other than this facility we do not currently have available credit facilities. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our geographic expansion or curtail certain of our business operations.

NOTE 7 – CONTINGENT LIABILITIES

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

Profit Warranty Related to Capital Supreme Purchase

On August 11, 2008, we acquired Capital Supreme, (Pty) Ltd (“Capital Supreme”), a company based in Johannesburg, South Africa, doing business as Multimedia Solutions.  The acquisition was affected under the terms of a Sale and Purchase Agreement, in which our Lenco International Ltd. subsidiary acquired all of the outstanding capital stock of Multimedia Solutions in exchange for 25 million South African Rand or approximately $3.2 million.

We have re-measured the contingent liability at December 31, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings in accordance with ASC Topic 805-10 “Business Combinations.” We have calculated a remaining liability related to these contingent events of approximately $464,000 and $480,000, which is included in the “Current contingent consideration liability” shown on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. There was no change to the balance of this contingent liability from December 31, 2010 to March 31, 2011.

Contingent Payment to Former Shareholders Related to the Jetcast, Inc. Merger

On September 28, 2010, we completed the acquisition of Jetcast, Inc.  In connection with the closing of the merger and pursuant to the merger agreement, we will pay up to approximately $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock issuable to the Jetcast, Inc. former shareholders in connection with surpassing future revenue targets.

We have remeasured the contingent liability at December 31, 2010 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings accordingly with ASC Topic 805-10 “Business Combinations.” We have calculated a remaining liability related to these contingent events of approximately $12.2 million which is included in the “Contingent consideration liability, net of current portion” shown on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. At March 31, 2011, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock Financing

During 2010, we sold an aggregate of 107,500 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.8 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.

The Series A Convertible Preferred Stock (“preferred stock”) was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10 million of the preferred stock for 100,000 shares of preferred stock.  As a condition to the financing, the lead investor required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $400,000 of the $750,000 investment and we had not issued the 7,500 shares of preferred stock. As such, the $400,000 amount funded was recorded as a preferred stock liability at December 31, 2010.  In February 2011, the total remaining amount of $350,000 from Sterling Capital Partners was collected and the 7,500 shares were issued accordingly.

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

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC Topic 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be approximately $13.3 million.  Because the maximum discount cannot exceed the $10.0 million face amount of the preferred stock, we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit. For the three months ended March 31, 2011, we amortized approximately $1.3 million as a deemed dividend and accrued approximately $162,000 for the dividends payable under this agreement.

NOTE 9 – STOCK OPTIONS

In September 2009, the Lenco Mobile Inc. 2009 Equity Incentive Stock Plan (“the 2009 Stock Plan) was approved by the stockholders.  The 2009 Stock Plan authorized up to 9,000,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. 5,885,000 stock options were granted during three months ended March 31, 2011. No options were granted for the three months ended March 31, 2010.

Changes in the Company’s outstanding stock options during the three months ended March 31, 2011 were as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Stock Options	Price	(in years)	Value

Outstanding at December 31, 2010	-	-	-	-

Granted	5,885,000	$2.15	-	-
Exercised	-	-
Cancelled or expired	-	-	-	-

Outstanding at March 31, 2011	5,885,000	$2.15	3.25	$5,688,621

Exercisable at March 31, 2011	333,333	$2.15	-	-

Vested and expected to vest at March 31, 2011	5,885,000	$2.15	3.25	$5,688,621

As of March 31, 2011 there was approximately $5.2 million of unamortized stock-based compensation cost related to non-vested stock options issued to the senior executives of the Company.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.5 years.  For the three months ended March 31, 2011 the Company recorded approximately $474,000 of stock-based compensation expense.

Additionally, of the 5,885,000 stock options issued, 1,885,000 were performance-based stock options and issued to our employees in South Africa.  Under the terms of these stock options, Capital Supreme must meet an EBITDA target of R20 million, approximately $2.9 million, by December 31, 2011 in order for any options to vest.  If this target is met, then 50% of the stock options will vest on December 31, 2011 and 25% annually thereafter.  As of March 31, 2011, the Company was unable to determine if this target would be met, as such the fair value of these stock options is not yet determinable, and thus no expense was recorded at March 31, 2011.  The Company will remeasure the fair value of these performance-based stock options at the end of the next quarter.

We used the Black-Scholes option pricing model to calculate the fair-value of all stock options and restricted stock granted.  The expected volatility for the three months ended March 31, 2011 is based on historical volatility of our common stock, in addition to the volatility of comparable companies.  We elected to use the simplified method of estimating the expected term.  Under the simplified method, the expected term is equal to the approximate midpoint between the vesting period and contractual term of the stock option.  The risk-free interest rate is based on US Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months ended March 31,
	2011	2010
Risk-free interest rate	2.17%	-
Expected term (in years)	3.5	-
Dividend yield	0%	-
Expected volatility	100%	-

Restricted Stock

In connection with the Angelos SGW acquisition in December 2010, the Company also entered into an employment agreement with a key employee from the acquired company.  Under the terms of this employment agreement, we issued 521,277 shares of restricted common stock, which will remain restricted for a period of 2 years from the date of grant. We determined the total fair value of these restricted shares to be approximately $665,000 as of December 31, 2010. We are amortizing this expense on a straight-line basis over the 2 year period.  For the three months ended March 31, 2011, we recorded approximately $82,000 of stock-based compensation related to these restricted shares.  As of March 31, 2011, the Company had $570,000 of unamortized stock-based compensation expense remaining, which will be recognized over the remaining 21 months.

NOTE 10 – WARRANTS & WARRANT PUT LIABILITY

We account for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of ASC Topic 815-40-25 “Derivatives and Hedging”.  Under this standard we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside of our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2010	1,394,166	$3.03	3.24

Granted	-	-	-
Exercised
Cancelled or expired	-	-	-

Outstanding, March 31, 2011	1,394,166	$3.03	3.24

Exercisable, March 31, 2011	1,394,166	$3.03	3.24

NOTE 11– SEGMENT INFORMATION

Since 2009, our products and operations have been managed in two segments; the mobile services and solutions segment and the internet segment. We manage the operations of our recently acquired Lenco Media Inc. (formerly known as Jetcast, Inc.) business as part of the internet segment, which we now refer to as the broadcast media segment. A segment is determined primarily by the method of delivery of our products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile services and solutions segment operates in South Africa and supports our international mobile operations.  We have also begun to earn revenue in Australia. The broadcast media segment primarily operates in the United States, but has revenues in Mexico as well. The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the three months ended March 31, 2011.

	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Compensation expense	Depreciation & amortization expense	Profit/(Loss) from operations
Mobile services and solutions	$2,354,144	$594,878	$1,759,266	$1,464,759	$-	$246,791	$47,716
Broadcast media	75,622	100,272	(24,650)	912,707	-	1,268,144	(2,205,502)
Corporate costs	-	-	-	902,077	555,981	65,275	(1,523,332)

Total consolidated	$2,429,766	$695,150	$1,734,616	$3,279,543	$555,981	$1,580,210	$(3,681,118)

NOTE 12 – OPERATING LEASES

Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Lease payments under an operating lease are charged to the statement of operations over the lease term on a straight-line basis unless another basis is more representative of the pattern of use.

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

We do not have operating leases other than these leases for space described above. Operating lease expense for the three months ended March 31, 2011 and March 31, 2010 was approximately $143,000 and $110,000, respectively.

Minimum lease payments per annum are as follows:

Three Months Ending March 31, 2011	Total Amount
2011	$448,312
2012	479,322
2013	105,992
2014	20,870
Total minimum future lease payments	$1,054,496

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements”. You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors” and those in our annual report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We develop, own and operate mobile phone advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers. We have been engaged in the mobile phone advertising industry since early 2008. In February 2009, we acquired an internet advertising platform and, beginning on March 1, 2009, managed our business in two operating segments; the mobile phone segment and the internet advertising platform segment. During 2010, we broadened our market reach to include monetization of mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters through our acquisition of Jetcast, Inc. (renamed  Lenco Media Inc.). Also in 2010, we sold certain assets in our Lenco Multimedia subsidiary that had been used in our internet advertising platform. Effective January 2011, as a consequence of our sale of the assets used in our internet advertising platform, we began operating our business in the following two segments: the mobile services and solutions segment and the broadcast media  segment.

Our mobile services and solutions include advertising platforms which are used by Brand Owners to prepare and distribute SMS and MMS messages, mobile internet or “mobi sites”, mobile newspapers, mobile financial statements, mobile greeting cards, and mobile alerts. We also develop and supply technical solutions to Wireless Carriers which significantly improve their ability to deliver bulk messages for their mobile subscribers. Our solutions enable Wireless Carriers to enhance the revenue generated from their existing MMS network infrastructure, increase the efficiency of their MMSC, and improve the overall quality of the MMS messages which they deliver to their subscribers Our mobile phone platform is based on our proprietary FlightPlan, FlightDeck and SGW software platforms and related applications. These software platforms facilitate the development of advertising content, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network. Our technical solutions have typically been well-received by the Wireless Carriers who we approach and our operating objective over the next nine  months is to expand the number of Wireless Carriers who  install our technical solutions  and the number of Brand Owners  that use our mobile advertising solutions. We offer a highly competitive Total Cost of Ownership or “TCO” model to our Wireless Carrier clients and we believe that we will continue to see progress as we expand internationally.

During 2010, we expanded into broadcast media segment with the acquisition of Jetcast, Inc. as a new wholly-owned subsidiary. In February 2011, we renamed Jetcast, Inc. to Lenco Media Inc. Lenco Media Inc. provides products designed to make internet broadcasting profitable for broadcasters and advertisers. Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® brand streaming products reduce costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment. In both January and March 2011, Lenco Media, also referred to ReplaceAds™ by comScore prior to March 2011, served 1.1 billion page impressions to listeners and was ranked number one in the Entertainment Radio category by comScore, the leading digital market intelligence provider. We are continuing to integrate proprietary solutions into the Jetcast platform which we believe will enable us to monetize the significant traffic that is generated monthly via Lenco Media’s ReplaceAds™. We view the internet broadcasting advertising segment as strategic in our efforts to develop an organization that provides Brand Owners with global access to new media channels and compelling technology. It also provides a mechanism to create and manage lists of consumers by interest groups. We are also working to expand the use of our UniversalPlayer™ to a large broadcaster base, which we expect to drive additional revenue.

For additional information related to our operating segments, see Note 11 “Segment Information” to our consolidated financial statements.

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

The Company was incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation. Prior to 2008, the Company completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, ultimately we were operating as a shell company seeking a combination with another operating company. Our predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

Recent Financing Transactions

During January 2011, we repaid approximately $1.4 million of convertible notes payable and accrued interest.

During 2010, we sold an aggregate of 107,500 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.8 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone services and solutions segment into new markets.

The Series A Convertible Preferred Stock (“preferred stock”) was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10 million of the preferred stock for 100,000 shares of preferred stock.  As a condition to the financing, the lead investor required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $400,000 of the $750,000 investment.  In February 2011, the remaining amount of $350,000 from Sterling Capital Partners was received and the 7,500 shares were issued accordingly.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The results for the quarterly period ended March 31, 2011 is not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2011 or any future period.

	Three Months Ended March 31,
	2011	2010
Revenue	$2,429,766	$2,220,969
Cost of sales	695,150	647,615
Gross profit	1,734,616	1,573,354
Operating expense:
Sales and marketing	351,222	138,574
General and administrative	3,431,802	1,711,550
Research and development	52,500	142,859
Depreciation and amortization	1,580,210	698,508
Total operating expense	5,415,734	2,691,491
Loss from operations	(3,681,118)	(1,118,137)
Total other expense	(5,053)	398,060
Loss from operations before provision for (benefit from) income taxes	(3,686,171)	(720,077)
Provision for (benefit from) income taxes	88,890	(24,562)
Loss from continuing operations	(3,775,061)	(695,515)
Income from discontinued operations	-	453,905
Net loss	$(3,775,061)	$(241,610)
Net loss attributable to noncontrolling interest	68,316	-
Net loss attributable to Lenco Mobile Inc.	$(3,706,745)	$(241,610)
Preferred stock dividends	(161,964)	-
Series A Preferred Stock accretion beneficial conversion feature	(1,250,001)	-
Net loss attributable to common stockholders	$(5,118,710)	$(241,610)

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

Revenues

For the three months ended March 31, 2011, revenues were approximately $2.4 million compared to $2.2 million for the three months ended March 31, 2010. The increase stems primarily from the expansion of revenues in our South African operations’ mobile marketing revenue from $1.4 million for three months ended March 31, 2010 to approximately $2.3 million for the three months ended March 31, 2011. The growth in revenues in the mobile phone services and solutions segment was attributable in part to sales of our mobile statements product, which has been successfully used by banking and retail customers to deliver monthly account status notices to their respective customers via their mobile phones. This growth in revenues from the mobile phone services and solutions segment was offset by the decrease in revenues of our non-mobile business from $800,000 in the first quarter of 2010 to approximately $100,000 in  the first quarter or 2011. The drop resulted from the transition of our internet business from the traditional internet advertising in the US to refocus on the deployment of our broadcast media business acquired in September 2010.

 We believe the Company is well-positioned for revenue growth in 2011 from 2010 levels as we launch our mobile phone marketing platform in more international markets and expand advertising revenues from the roll-out of our broadcast media business. One of our competitive advantages remains the fact that we currently have one of the largest online audiences in the high growth online entertainment sector. Other service providers such as Netflix and Pandora and we believe this is an indication of the validity of our business model.

Cost of Sales

For the three months ended March 31, 2011, cost of sales was approximately $695,000 compared to $650,000 for the three months ended March 31, 2010. Cost of sales for our mobile services and solutions segment approximated $600,000 for the three months ended March 31, 2011 compared to $330,000 for the three months ended March 31, 2010. The increase in cost of sales was directly attributable to the increase in overall sales. The cost of sales for our internet operations dropped from approximately $320,000 in the first quarter of 2010 to $100,000 for the first quarter of 2011. As with revenue, this fall in cost of sales is representative of our strategic shift into the broadcast media segment.

We believe that costs of sales will increase in 2011 as compared to 2010 related to the expectation of increased revenues, as described above.

Gross Margin

Our mobile services and solutions segment has generally generated higher gross margins than our historical internet segment and revenues from our mobile services and solutions segment increased as a percentage of our overall revenue in 2011 and 2010. For the remainder of 2011, we expect that gross margin will move slightly lower as we expect revenues from our broadcast media segment to ramp up during the balance of the year. Cost of sales as percentage of overall revenue, and consequently gross margin, varies depending on the change in product mix. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.

Operating expenses

For the three months ended March 31, 2011, operating expenses were $5.4 million compared to $2.7 million for the three months ended March 31, 2010.  The increase in operating expenses is attributable to the following:

•
Selling and marketing expenses for the three months ended March 31, 2011 were approximately $351,000 compared to $139,000 for the three months ended March 31, 2010. Sales and marketing costs increased due to increased sales efforts with Wireless Carriers and Brand Owners internationally, leading to increased travel and marketing costs.  We also initiated operations Mexico, Colombia, the UK, Singapore and South Korea after the first quarter of 2010 and as such the expense for sales in new international markets and marketing efforts was $0 in the first quarter of 2010 while it reached approximately $50,000 in the first quarter of 2011. We have continued to see progress in each of the regions where are focusing our efforts and anticipate earning revenue in the near future.

•
General and administrative expenses for the three months ended March 31, 2011 were approximately $3.4 million compared to $1.7 million for the three months ended March 31, 2010. The increase is due to the addition in 2011 of non-cash stock compensation expense of approximately $550,000.  Additionally, Lenco Media Inc. was acquired in September 2010 and therefore, there were no Lenco Media Inc. expenses in the first quarter of 2010.  For the three months ended March 31, 2011, Lenco Media Inc. had approximately $740,000 in general and administrative expenses, related to payroll, professional and facilities expenses. Further, for the three months ended March 31, 2011, general and administrative expenses from our expanded operations in Mexico, Colombia, the UK, Singapore and South Korea were approximately $420,000 compared to $0 general and administrative expenses for the three months ended March 31, 2010.

•
Research and development expenses were approximately $50,000 for the three months ended March 31, 2011 compared to $150,000 for the three months ended March 31, 2010. Part of the decrease is attributable to the shift in deployment of resources to further the development of our newly-acquired SGW Gateway, which was capitalized as internally-developed software costs.

•
 Depreciation and amortization expenses were approximately $1.6 million for the three months ended March 31, 2011, compared to $700,000 for the three months ended March 31, 2010. Depreciation and amortization increased primarily due to the acquisitions occurring during second half of 2010 that added depreciation and amortization expense over the expected useful life of the assets.

Operating expenses are likely to continue to increase in 2011 as a full year of depreciation and amortization are calculated on historical assets acquired and as we continue to staff to manage international expansion of our mobile and internet product offerings.

Other Income (Expense)

For the three months ended March 31, 2011, other income (expense) was a net expense of approximately $5,000. This consisted of a gain of approximately $6,000 from the sale of a building in South Africa by Capital Supreme offset by approximately $11,000 of interest expense. For the three months ended March 31, 2010, other income (expense) was a net income of approximately $398,000. This consisted of a gain of approximately $631,000 from a Settlement and Release Agreement with Superfly Advertising, Inc., offset by approximately $233,000 of interest expense on convertible note payables.

We expect other income (expense) to remain at the levels consistent with the first quarter of 2011 as substantially all of our notes payable have been repaid.

Provision for Income Taxes

For the three months ended March 31, 2011 and 2010, we did not record any tax benefit for the income before tax losses incurred in the US as we recorded a 100% valuation allowance on the potential benefit. Once our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax provision showing in the table above in 2011 and 2010, stemmed primarily from our international tax positions.

Income from discontinued operations

Operating results for Lenco Multimedia’s internet advertising business for EDU Vertical have been presented in the accompanying consolidated statements of operations as discontinued operation for the three months ended March 31, 2011 and 2010 as further described in Note 2 to the accompanying consolidated financial statements. As required by US GAAP, we presented a net figure for the historical operating income as “Income from discontinued operations” of approximately $454,000 for the three months ended March 31, 2010.

Preferred stock dividend and accretion of beneficial conversion feature

We determined that the preferred stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.8 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  In addition, the holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the three months ended March 31, 2011, we amortized approximately $1.3 million as a deemed dividend and accrued approximately $162,000 for the dividends payable under this agreement.

Net Loss

For the three months ended March 31, 2011, net loss attributable to Lenco Mobile Inc. was approximately $3.7 million, and for the three months ended March 31, 2010, net loss was $242,000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA" and “EBITDA, as adjusted”):

Reconciliation of Non-GAAP Financial Measure: Earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted:

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net loss attributed to Lenco Mobile Inc.	$(3,706,745)	$(241,610)
Interest expense, net	11,354	233,302
Provision for income taxes	88,890	(24,562)
Depreciation, amortization and 2010 impairment loss	1,580,210	698,508
Depreciation, amortization within discontinued operations	-	13,228
Non-GAAP EBITDA	(2,026,291)	678,866

Compensation expense from issuance of stock and stock options - non-cash	555,981	-
Non-GAAP EBITDA, as adjusted	$(1,470,310)	$678,866

Use of Non-GAAP Measures

This press release includes non-GAAP financial measures such as EBITDA and EBITDA, as adjusted.  The Company defines EBITDA, as adjusted as EBITDA not including the impact of certain non-cash items, such as employee and director non-cash compensation expense, impairment of intangible assets, dividends paid in-kind, and changes in fair value of derivative liabilities.

The Company believes that EBITDA and EBITDA, as adjusted provide meaningful supplemental information regarding its performance by excluding certain expenses that may not be indicative of the core business operating results and in the case of derivative liabilities may fluctuate significantly from period to period based on changes in the Company's stock price.  The Company believes that these non-GAAP financial measures may help in comparing current-period results with those of prior periods as well as with its peers. The Company presents this information to investors as an additional tool for evaluating its financial results in a manner that reflects ongoing operations and facilitates comparisons with operating results from prior periods.

These non-GAAP financial measures are not a measure of financial performance or liquidity calculated in accordance with accounting principles generally accepted in the United States, referred to herein as “US GAAP,” and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of GAAP.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of approximately $4.9 million compared to $9.3 million at December 31, 2010. The decrease of approximately $4.4 million in cash and cash equivalents was primarily attributed to the following:

•	Cash used in operations for payroll and other general administrative expenses of approximately $1.6 million.
•	Cash used to repay notes payable and accrued interest of approximately $1.4 million.
•	Cash used to expand our international subsidiary operations of approximately $0.4 million.
•	Cash used to pay outstanding accounts payable for professional services of approximately $0.4 million.
•	Cash used in the acquisition of the SGW platform from Angelos Gateway Limited of approximately $0.4 million.

At March 31, 2011, we had working capital of $5.6 million compared to a working capital of $6.9 million at December 31, 2010.

For the three months ended March 31, 2011, we used $2.9 million of cash from operations resulting from a net loss of $3.7 million offset by adjustments for depreciation, amortization, common stock and stock option compensation expense and other adjustments of $2.1 million, and increased by changes in operating assets and liabilities of approximately $1.3 million.

For the three months ended March 31, 2011, cash used in investment activities of approximately $356,000, related to purchases of property, plant and equipment and intangible assets of $455,000, offset by proceeds from the sale of a building in South Africa of $110,000.

For the three months ended March 31, 2011, cash used in financing activities of approximately $1.1 million, related to the repayment of long-term notes payable of $1.5 million, offset by proceeds from the issuance of Series A Preferred Stock of $350,000 from management’s investment.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any significant off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our financial statements included in this annual report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is invested in cash equivalents, for which we receive interest. The interest rates that we receive for our investments are subject to change as a result of changes in market interest rates. At March 31, 2011, we had approximately $4,884,192 in cash and cash equivalents, all of which are stated at fair value and have maturities of three months or less. We do not currently have any debt with floating interest rates. Accordingly, changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at March 31, 2011 or on our interest expense.

Foreign Currency Exchange Rate Risk

           During the quarter ended March 31, 2011, approximately 97% of our revenue and 34% of our expenses were denominated in currencies other than the United States Dollar. We do business in South Africa, Mexico, Colombia, Asia, South Korea, Singapore, Australia and the United Kingdom and in each of these localities invoice customers and pay expenses in the local currency. Accordingly, we do have currency risk resulting from fluctuations between the local currencies in each of these jurisdictions and the United States Dollar. A hypothetical appreciation of these currencies of 10% compared to the United States Dollar on January 1, 2011 would have resulted in a $235,000 increase to our revenues for the quarter ended March 31, 2011 and $208,000 increase in expenses for the quarter ended March 31, 2011. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The reader is referred to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 29, 2011 for a discussion of risk factors that could materially affect the Company’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2011, a $260,000 convertible promissory note plus accrued interest of approximately $56,000 due to MOSD Holdings, LLC remains outstanding past its due date of March 1, 2010. MOSD Holdings, LLC has made demand for payment; however, we are currently disputing the validity of the debt and intend to vigorously pursue our rights in relation thereto.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENCO MOBILE INC.

By:	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
10.1	Amendment to Asset Purchase Agreement dated December 28, 2010 between AdMax Media Inc. and Silverback Network, Inc.	Filed as an exhibit to our Form 8-K filed on January 4, 2011 and incorporated herein by reference.
10.2*	Form of Indemnification Agreement	Filed as an exhibit to our Form 8-K filed on March 3, 2011 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
99.1	Press Release
*           Management contract or compensatory plan or arrangement