Form 10-Q
period 2011-06-30
LENCO MOBILE INC.
filed 2011-08-08
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, 71,145,659 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

For the Quarterly Period Ended June 30, 2011

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	Our ability to control operating costs and fully implement our current business plan;

•	Our ability to obtain future financing or funds when needed;

•	Our ability to successfully launch our solutions and services with new mobile telephone network operators (“Wireless Carriers”);

•	The timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

•	Our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	Risks associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties; and

•	Financial risk due to fluctuations in foreign currencies against the U.S. Dollar.

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

PART I -  FINANCIAL INFORMATION
Item 1.           Financial Statements.
Lenco Mobile Inc.
and its Subsidiaries
Consolidated Balance Sheets

	As of
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,663,162	$9,282,898
Investments	345,071	431,250
Accounts receivable, net of allowance of $30,020 and $94,720, respectively	2,110,729	1,247,683
Purchase price receivable	-	275,000
Notes receivable, current portion	-	40,000
Other current assets	351,011	296,630
Income taxes receivable	362,814	492,889
Total current assets	5,832,787	12,066,350

Property and equipment, net	1,193,300	1,303,965

Other noncurrent assets:
Intangible assets - goodwill	13,954,360	13,983,214
Intangible assets - other, net	17,994,750	20,422,664
Other noncurrent assets	36,522	29,700
Total other noncurrent assets	31,985,632	34,435,578

Total assets	$39,011,719	$47,805,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,717,495	$2,314,066
Current portion of long-term debt, net of debt discount (convertible debt portion of $260,000 and $1,625,750, respectively)	355,645	1,759,110
Preferred dividend payable	495,161	165,193
Preferred stock deposit liability	-	400,000
Current contingent consideration liability	464,431	479,689
Warrant put liability	60,000	60,000
Total current liabilities	3,092,732	5,178,058

Long-term debt, less current portion	15,704	133,842
Deferred tax liability	946,635	1,900,565
Contingent consideration liability, net of current portion	-	12,237,896
Total liabilities	4,055,071	19,450,361

Commitments and contingencies	-	-

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 107,500 and 100,000 shares issued and outstanding at June 30, 2011and at December 31, 2010, respectively	108	100
Common stock, 250,000,000 shares authorized, $.001 par value,71,145,659 shares issued and outstanding at both June 30, 2011 and December 31, 2010.	71,145	71,145
Additional paid in capital	58,773,132	54,243,114
Accumulated other comprehensive income	453,768	568,530
Accumulated deficit	(24,097,962)	(26,455,744)
Total Lenco Mobile Inc. shareholders' equity	35,200,191	28,427,145
Noncontrolling deficit	(243,543)	(71,613)
Total equity	34,956,648	28,355,532

Total liabilities and shareholders' equity	$39,011,719	$47,805,893

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,248,198	$3,063,154	$4,677,964	$5,284,123
Cost of sales	798,726	752,739	1,493,876	1,400,355
Gross profit	1,449,472	2,310,415	3,184,088	3,883,768

Operating expense:
Sales and marketing	459,789	265,028	811,011	403,603
General and administrative	3,043,909	2,177,944	5,919,672	3,889,493
Stock compensation expense	556,892	-	1,112,873	-
Research and development	52,500	133,352	105,000	276,211
Depreciation and amortization	1,623,126	727,941	3,203,336	1,426,450
Total operating expense	5,736,216	3,304,265	11,151,892	5,995,757

Loss from operations	(4,286,744)	(993,850)	(7,967,804)	(2,111,989)

Other income (expense):
Interest expense, net	(8,744)	(112,825)	(20,157)	(346,125)
Other income (expense), net	-	-	6,301	631,360
Contingent consideration adjustment	12,237,896	-	12,237,896	-
Total other income (expense)	12,229,152	(112,825)	12,224,040	285,235

Income (loss) from operations before provision for (benefit from) income taxes	7,942,408	(1,106,675)	4,256,236	(1,826,754)

Provision for (benefit from) income taxes	(1,015,629)	156,446	(926,738)	131,884

Income (loss) from continuing operations	8,958,037	(1,263,121)	5,182,974	(1,958,638)

Income from discontinued operations	-	559,296		1,013,201
Net income (loss)	8,958,037	(703,825)	5,182,974	(945,437)

Net loss attributable to noncontrolling interest	103,614	16,564	171,930	16,564

Net income (loss) attributable to Lenco Mobile Inc.	9,061,651	(687,261)	5,354,904	(928,873)

Preferred stock dividends	(168,004)	-	(329,968)	-
Series A Preferred Stock accretion of beneficial conversion feature	(1,417,153)	-	(2,667,154)	-

Net income (loss) attributable to common stockholders	$7,476,494	$(687,261)	$2,357,782	$(928,873)

Basic and diluted net loss per share applicable to common stockholders
Net income (loss) per share applicable to common stockholders from continuing operations - basic	$0.13	$(0.02)	$0.07	$(0.03)
Net income (loss) per share applicable to common stockholders from continuing operations - diluted	$0.10	$-	$0.03	$-
Net income (loss) per share applicable to common stockholders from discontinued operations - basic	$-	$(0.01)	$-	$(0.01)
Net income (loss) per share applicable to common stockholders from discontinued operations - diluted	$-	$-	$-	$-

Weighted average shares used in per share calculation - basic	71,145,659	65,163,803	71,145,659	65,106,760
Weighted average shares used in per share calculation - diluted	78,642,432	65,163,803	78,642,432	65,106,760

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$8,958,037	$(703,825)	$5,182,974	$(945,437)

Foreign currency translation adjustment	(108,277)	(91,841)	(28,513)	(82,064)
Unrealized gain (loss) on investments	(120,750)	41,688	(86,250)	41,688
Total comprehensive income (loss)	$8,729,010	$(753,978)	$5,068,211	$(985,813)

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss) attributable to Lenco Mobile Inc.	$5,354,904	$(928,873)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(171,930)	(16,564)
Depreciation, amortization and other	3,184,523	1,454,739
Amortization of debt discounts	18,876	153,440
Common stock compensation expense	164,770	-
Stock option compensation expense	948,103	-
Gain on sale of property and equipment	(6,301)	-
Performed service for marketable securities	-	(575,000)
Write-off of note receivable	40,000	-
Contingent consideration adjustment	(12,237,896)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(881,124)	(630,489)
Purchase price receivable	275,000	-
Other current and non-current assets	(90,085)	217,382
Accounts payable, accrued expenses, and other current liabilities	(480,448)	(111,754)
Deferred tax liability	(953,930)	-
Income taxes receivable	116,413	(338,910)
Net cash used in operating activities	(4,719,125)	(776,029)

Cash flows from investing activities:
Purchases of property and equipment	(288,032)	(286,820)
Purchases and expenditures for intangible assets	(526,682)	(66,271)
Net cash used in investing activities	(814,714)	(353,091)

Cash flows from financing activities:
Payment of long-term debt	(1,380,141)	(203,595)
Proceeds from issuance of long-term debt	-	2,019,000
Proceeds from issuance of Series A Preferred Stock	350,000	-
Net cash provided by (used in) financing activities	(1,030,141)	1,815,405

Effect of exchange rate changes on cash and cash equivalents	(55,756)	6,562

Net change in cash and cash equivalents	(6,619,736)	692,847
Cash and cash equivalents, beginning of period	9,282,898	386,811
Cash and cash equivalents, end of period	$2,663,162	$1,079,658
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$493,682
Cash paid for interest	$20,157	$474,334
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$2,997,122	$-
Conversion of notes for 828,662 shares of common stock	$-	$2,754,000

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

 We develop, own and operate mobile phone advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers.  During 2010, we broadened our market reach to include ownership of platforms for mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lenco Mobile Inc. and its 100% wholly-owned subsidiaries Lenco Multimedia Inc. (formerly AdMax Media Inc.), Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc., Lenco Media Inc. (formerly Jetcast, Inc.) and Lenco Technology Group Ltd.  The Company has a 75% interest in a Mexican subsidiary, Soluciones de Buro Moviles, S.A, a 70% interest in two Singaporean entities (Lenco Mobile Asia Pty Ltd. and Lenco Mobile Singapore Pty Ltd.), and an arrangement to initiate operations in South Korea with a 100% interest (Lenco Mobile Korea Ltd) and in the UK for a 70% interest under Lenco Mobile UK Ltd.  In addition, we have been funding all expenses for the establishment of our Colombian operation and anticipate that it will officially be organized as a subsidiary during the course of 2011 under the name Lenco Mobile Colombia SAS. We have opened a UK office under the name of Lenco Mobile UK Ltd. and are funding that operation in which we expect to have a 70% interest upon finalization of terms with the minority shareholder. All above entities are consolidated and all significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Noncontrolling Interest

We follow ASC topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Investments

Investments as of June 30, 2011 consisted of corporate securities received in exchange for services rendered and held as available-for-sale.  Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. We do not recognize changes in the fair value of our available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $30,000 and $95,000, respectively.  Approximately 44% and 58% of gross accounts receivable at June 30, 2011 and December 31, 2010, respectively, were from our four largest customers.

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

During the three and six months ended June 30, 2011, approximately 45% and 57% of our revenues were from our four top customers totaling approximately $1.0 million and $2.7 million, respectively.  During the three and six months ended June 30, 2010, approximately 81% and 70% of our revenues were from our four top customers totaling approximately $2.5 million and $3.7 million, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repairs and maintenance are charged to operations as incurred. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets, as follows:

Furniture and fixtures	5-6 years
Computer and network equipment	3 years
Computer software	2-5 years
Leasehold improvements	Shorter of useful life or life of the lease

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

Research and Development

At this time, we have relatively little in research and development expense and we expect this amount to increase as we increase our investment in the development of unique technologies. Research and development expense for the three months ended June 30, 2011 and 2010 were approximately $53,000 and $133,000, respectively.  Research and development expense for the six months ended June 30, 2011 and 2010 were approximately $105,000 and $276,000, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Our most significant estimates include intangible assets, goodwill, contingent consideration liability and stock-based compensation. Actual results could differ from these estimates.

 Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts.  Our revenue is generated primarily from the sale of transactional marketing services and advisory services, and may take the form of per transaction fees, retainers, advisory and service fees and, to a lesser extent, license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed.

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

•
Licenses of software platforms: We earn royalties from the license of our FlightPlan, FlightDeck and Jupiter platforms to Wireless Carriers.  These platforms are connected to the Wireless Carriers’ messaging centers and earn fees ratably over the time period that they provide service to the Wireless Carriers or on a per message charge depending on the individual agreement with the Wireless Carrier.  With agreements that are based on a period of time in which the Wireless Carrier utilized the platforms, revenues from these licenses are generally recognized ratably over the term of the contract in which the platforms will be utilized as per ASC topic 605-20-25-3 as discussed below.  For those Wireless Carriers that agree to a per message basis to pay for the utilization of our platforms, we recognize revenue in the period in which the transaction giving rise to the revenue on a per message basis occurs.

For licensing transactions, we recognize revenue in accordance with ASC Topic 605, “Revenue Recognition in Financial Statements” as delineated below:

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

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At June 30, 2011 and December 31, 2010, deferred revenue for both periods was approximately $4,000, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

As of June 30, 2011, our only financial assets include cash and cash equivalents and investments, which are presented at fair value based on Level 1 inputs.

The carrying values of our other financial instruments, including accounts receivable, purchase price receivable, accounts payable and accrued expenses, warrant put liability, and short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics. There are no assets or liabilities measured on a non-recurring basis.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.  In addition, beginning in June 2011, we began to amortize the deferred tax liability of $1.9 million.  As of June 30, 2011, approximately $947,000 was amortized and recorded as a “benefit from income taxes” on the consolidated statements of operations and comprehensive income (loss).

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of June 30, 2011, the tax years for 2007 to 2010 were open.

Earnings (Loss) Per Share

We calculate earnings per share in accordance with the ASC Topic 260-10, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common stock outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock available upon conversion of convertible preferred stock and upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, convertible preferred stock, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of June 30, 2011, there were 1,394,166 warrants, 5,495,000 stock options, which were excluded from the computation because the effect of including them would have been anti-dilutive due to the net income (losses) incurred. As of June 30, 2011 there were 107,500 shares of convertible preferred stock outstanding which would convert to 7,496,773 shares of common stock as of June 30, 2011, which were included in the computation for diluted earnings (loss) per share.

NOTE 2 – DISCONTINUED OPERATIONS

On December 30, 2010, Lenco Multimedia Inc., formerly AdMax Media Inc., sold the assets used in its educational lead generation service business (“EDU Vertical”) and their name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  During the second half of calendar 2010, revenues and profits from the EDU Vertical steadily declined likely as a result of decreasing online schools’ advertising budgets.  We believe this was likely tied to increasing scrutiny from the U.S. government on online educational funding with taxpayer dollars.  Executive management determined it was in the best interest of the Company to sell the assets related to EDU Vertical before further degradation of their potential realizable sales value occurred.

The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was approximately $2.8 million.  At the closing, Newco paid $2.5 million to Lenco Multimedia Inc. and $125,000 to an escrow account to secure certain of Lenco Multimedia’s indemnification obligations under the asset purchase agreement and the remaining $150,000 to be paid at the settlement date. In May 2011, Lenco Multimedia Inc. and Newco agreed to finalize all open consideration and we received the $125,000 in the escrow account and the remaining $150,000, which had been previously recorded as a “purchase price receivable” in the accompanying consolidated balance sheet at December 31, 2010. In addition, the amount collected by Newco over the minimum accounts receivables amount of $700,000 approximated $317,000 and this amount was also received in May 2011.  Operating results for EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operations for the three months and six months ended June 30, 2010.

Accordingly, operating results for EDU Vertical have been presented in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 as discontinued operations and are summarized below:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$5,243,400	$9,027,620
Revenue related to discontinued operations	(2,180,246)	(3,743,497)
Net revenue	3,063,154	5,284,123

Cost of sales	2,228,591	3,854,773
Cost of sales related to discontinued operations	(1,475,852)	(2,454,418)
Net cost of sales	$752,739	$1,400,355

Gross profit	$3,014,809	$5,172,847

Gross profit after discontinued operations	$2,310,415	$3,883,768

NOTE 3 – INVESTMENTS

The following table summarizes the fair value of our available-for-sale investment at June 30, 2011:

	Fair Value	Gross	Gross	Fair Value
	December 31,	Unrealized	Unrealized	June 30,
	2010	Gains	Loss	2011

Publicly traded equity secutiry (Level 1 inputs)	$431,250	$-	$(86,250)	$345,000

We evaluated our publicly traded equity securities as of June 30, 2011 and determined that there is no current indication of an other-than-temporary impairment. If the unrealized loss at June 30, 2011 continues and further declines through the end of the year, we will evaluate the security for an other-than-temporary impairment. This determination will be based on several factors, which include the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer, and our intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010 property and equipment, net consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Furniture and fixtures	$734,881	$650,605
Leasehold improvements	206,328	210,609
Building - held for sale	-	115,394
Computer and network equipment	1,112,039	926,165
Computer software	243,041	241,604
Total cost of property and equipment	2,296,289	2,144,377
Accumulated depreciation	(1,102,989)	(840,412)
Property and equipment, net	$1,193,300	$1,303,965

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Depreciation expense	$271,973	$536,305

At December 31, 2010, we classified a parcel of residential property with a cost of R764,708 (as of December 31, 2010 this is approximately $115,000) as held for sale presented in “Property and Equipment, net” in the accompanying consolidated balance sheet for December 31, 2010.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale. In February 2011, the Company sold this building for approximately R900,000 or $125,000 resulting in a gain on sale of approximately R45,000 or $6,300 after netting of the mortgage liability outstanding and the related commission on the sale, which is included in “Other income (expense), net” in the accompanying consolidated income statement for the six months ended June 30, 2011.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS – OTHER, NET

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350-20 “Intangibles - Goodwill and Other”  goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. We perform the goodwill impairment test annually at December 31 or when indicators of impairment are present.  The net carrying value of goodwill was approximately $14.0 million at both June 30, 2011 and December 31, 2010, respectively.

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

The changes in carrying amounts of goodwill and intangible assets for the six months ended June 30, 2011 were as follows:

				Foreign
	December 31, 2010			Exchange	June 30, 2011
	(audited)	Additions	Amortization	Adjustment	(unaudited)
Goodwill	$13,983,214	$-	$-	$(28,854)	$13,954,360
Intangible assets with indefinite lives	1,500,659		-	-	1,500,659
Intangible assets subject to amortization	18,922,005	526,682	(2,912,487)	(42,108)	16,494,091
Total	$34,405,878	$526,682	$(2,912,487)	$(70,962)	$31,949,110

Intangible assets as of June 30, 2011 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	June 30, 2011
Domain names and URLs	none	$1,500,659	$-	$1,500,659
Employment agreements	22 months	1,160,403	(474,710)	685,693
Non-compete agreements	5 years	72,051	(26,098)	45,953
Purchased technologies	3 - 10 years	20,673,273	(6,918,198)	13,755,075
Marketing databases	7 years	3,005,678	(998,308)	2,007,370
Total		$26,412,064	$(8,417,314)	$17,994,750

Intangible assets as of December 31, 2010 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	December 31, 2010
Domain names and URLs	none	$1,500,659	$-	$1,500,659
Employment agreements	22 months	$1,160,403	$(158,237)	$1,002,166
Non-compete agreements	5 years	$68,768	$(11,767)	$57,001
Purchased technologies	3 - 10 years	$20,065,630	$(4,424,853)	$15,640,777
Marketing databases	7 years	$3,005,678	$(783,616)	$2,222,062
Total		$25,801,138	$(5,378,474)	$20,422,664

Amortization expense for intangible assets for the three and six months ended June 30, 2011 approximated $1.4 million and $2.9 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2010 approximated $610,000 and $1.2 million, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Fiscal Year	Amortization Amount

2011	$2,910,678
2012	5,475,119
2013	3,671,591
2014	2,840,477
2015	734,047
Thereafter	862,179
Total amortization	$16,494,091

NOTE 6 – LONG-TERM DEBT

At June 30, 2011 and December 31, 2010 our long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009 and January 16, 2011, as amended. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. During 2010, the holders of $1,585,000 of the $2,082,500 notes originally issued were repaid. In January 2011, $237,500 plus accrued interest was paid in full and the remaining $260,000 plus accrued interest due to MOSD Holdings LLC was still outstanding at June 30, 2011 and is currently being litigated by the Company.	$260,000	$497,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, and was paid in full on January 16, 2011.	-	668,250

On November 29, 2009, the Company issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 18% and the note was paid in full on January 16, 2011.	-	460,000

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of approximately $82,000. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. In February 2011, MMS sold this building for approximately R900,000 or $125,000 and the mortgage was paid in full.	-	105,495

In 2010, our subsidiary Multimedia Solutions entered into capital lease agreements for network and computer equipment. See detail below.	47,345	80,507
Total long-term debt at June 30, 2011 and December 31, 2010	$307,345	$1,811,752

Accrued interest, net of debt discount at June 30, 2011 and Decemeber 31, 2010	64,004	81,200
Current maturities of debt payable	291,641	1,677,910
Total current maturities and accrued interest	$355,645	$1,759,110

Long-term debt, net of current maturities and accrued interest	$15,704	$133,842

During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the three and six months ended June 30, 2011.

At June 30, 2011 and December 31, 2010 property and equipment held under capital leases are as follows:

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Network and computer equipment	$109,614	$102,764
Less: accumulated depreciation	(62,269)	(22,257)
Net book value of property and equipment under capital lease obligations	$47,345	$80,507

The following tables summarize our capital lease obligations:

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Current portion of capital lease obligations	$31,641	$42,227
Non-current portion of capital lease obligations	15,704	38,281
Total capital lease obligations	$47,345	$80,507

The minimum future lease payments required under the capital lease obligations as of June 30, 2011 over the next three years and in the aggregate are:

Remaining payments in 2011	$22,399
2012	21,877
2013	8,277
Minimum future lease payments	52,553
Less: Interest portion	(5,208)
Present value of future minimum lease payments	$47,345

We do not currently have any available credit facilities. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our geographic expansion or curtail certain of our business operations.

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

We have remeasured the contingent liability at June 30, 2011 and will continue to do so at each reporting date until the contingency is resolved with the change in fair value being recognized in earnings in accordance with ASC Topic 805-10 “Business Combinations.” We have calculated a remaining liability related to these contingent events of approximately $464,000 and $480,000, which is included in the “Current contingent consideration liability” shown on the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.

Contingent Payment to Former Shareholders Related to the Lenco Media Inc. (formerly Jetcast, Inc.) Acquisition

On September 28, 2010, we completed the acquisition of Jetcast, Inc.  In connection with the closing of the merger and pursuant to the merger agreement, we may be liable for up to $4.3 million in cash and up to $20.7 million in the form of unregistered shares of our common stock issuable to the Jetcast, Inc. former shareholders.  This contingent liability will be determined upon meeting or surpassing future revenue targets at the measurement date of March 31, 2012.

We had calculated a remaining liability related to these contingent events of approximately $12.2 million which is included in the “Contingent consideration liability, net of current portion” shown on the accompanying consolidated balance sheet as of December 31, 2010.  In June 2011, we remeasured this contingency in accordance with ASC Topic 805-10 “Business Combinations.” and determined that the revenue targets will not be met by the measurement date of March 31, 2012. The remeasurement process included evaluating the revenues generated from the date of our merger with Jetcast, Inc. through June 30, 2011, which were approximately $310,000, and evaluating revenue projections through the end of the measurement period for the contingent payment of March 31, 2012.  Our revenue projections indicated that revenues will continue to increase quarter to quarter, however, they would not surpass the minimum revenue target of $12.5 million by March 31, 2012, which is the minimum threshold that must be met before a contingent payment would be made. As such, it was determined that no further contingent liability is required.  Accordingly, we recorded an adjustment to the contingent liability consideration in the consolidated statements of operations and comprehensive loss under “Contingent consideration adjustment” for approximately $12.2 million.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, such as claims of alleged violation of the Telephone Consumer Protection Act.  At June 30, 2011, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock Financing

During 2010, we sold an aggregate of 107,500 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.8 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile services and solutions segment into new markets and the development and roll out of our UniversalPlayerTM.

The Series A Convertible Preferred Stock (“preferred stock”) was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10.0 million of the preferred stock for 100,000 shares of preferred stock.  As a condition to the financing, the lead investor required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $400,000 of the $750,000 investment and we had not issued the 7,500 shares of preferred stock. As such, the $400,000 amount funded was recorded as a preferred stock liability at December 31, 2010.  In February 2011, the total remaining amount of $350,000 from Sterling Capital Partners was collected and the 7,500 shares were issued accordingly.

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

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC Topic 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be approximately $13.3 million.  Because the maximum discount cannot exceed the $10.0 million face amount of the preferred stock, we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit. In addition, in the second quarter 2011 we recorded a preferred stock discount of approximately $725,000 for the preferred stock issued to Sterling Capital Partners Inc, which will also be amortized over twenty four months to accumulated deficit.  For the three and six months ended June 30, 2011, we amortized approximately $1.3 million and $1.4 million, respectively, as a deemed dividend. In addition, as of June 30, 2011 we accrued approximately $495,000 for the dividends payable under this agreement.

NOTE 9 – STOCK OPTIONS

In September 2009, the Lenco Mobile Inc. 2009 Equity Incentive Stock Plan (“the 2009 Stock Plan) was approved by the stockholders.  The 2009 Stock Plan authorized up to 9,000,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. 5,885,000 stock options were granted in February 2011. No options were granted during 2010.

Changes in our outstanding stock options during the six months ended June 30, 2011 were as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Stock Options	Price	(in years)	Value

Outstanding at December 31, 2010	-	-	-	-

Granted	5,885,000	$2.15	-	-
Exercised	-	-
Cancelled or expired	(390,000)	2.15	-	-

Outstanding at June 30, 2011	5,495,000	$2.15	3.25	$-

Exercisable at June 30, 2011	666,666	$2.15	-	-

Vested and expected to vest at June 30, 2011	5,495,000	$2.15	3.25	$-

The fair value of the stock options at the date of grant was determined to be approximately $5.7 million, which will be amortized over the vesting period of three years. As of June 30, 2011, there was approximately $4.7 million of unamortized stock-based compensation cost related to non-vested stock options issued to the senior executives of the Company.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.5 years.  For the three and six months ended June 30, 2011, we recorded approximately $474,000 of stock-based compensation expense in each period.

Additionally, of the 5,885,000 stock options issued, 1,885,000 were performance-based stock options issued to our employees in South Africa.  In June 2011, 390,000 stock options were cancelled, none of which had vested or had a determinable fair value. Under the terms of these stock options, Capital Supreme must meet an EBITDA target of R20 million, approximately $2.9 million, by December 31, 2011 in order for any options to vest.  If this target is met, then 50% of the stock options will vest on December 31, 2011 and 25% annually thereafter.  As of June 30, 2011, the Company was unable to determine if this target would be met, as such the fair value of these stock options is not yet determinable, and thus no expense was recorded at June 30, 2011.  We will remeasure the fair value of these performance-based stock options at the end of the next quarter.

We used the Black-Scholes option pricing model to calculate the fair-value of all stock options and restricted stock granted.  The expected volatility was based on historical volatility of our common stock, in addition to the volatility of comparable companies.  We elected to use the simplified method of estimating the expected term.  Under the simplified method, the expected term is equal to the approximate midpoint between the vesting period and contractual term of the stock option.  The risk-free interest rate is based on US Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months ended June 30,
	2011	2010
Risk-free interest rate	2.17%	-
Expected term (in years)	3.5	-
Dividend yield	0%	-
Expected volatility	100%	-

Restricted Stock

In connection with the Angelos Gateway Limited acquisition in December 2010, the Company also entered into an employment agreement with a key employee from the acquired company.  Under the terms of this employment agreement, we issued 521,277 shares of restricted common stock, which will remain restricted for a period of 2 years from the date of grant. We determined the total fair value of these restricted shares to be approximately $665,000 as of December 31, 2010. We are amortizing this expense on a straight-line basis over the 2 year period.  For the three and six months ended June 30, 2011, we recorded approximately $82,000 and $83,000, respectively, of stock-based compensation related to these restricted shares.  As of June 30, 2011, the Company had $487,000 of unamortized stock-based compensation expense remaining, which will be recognized over the remaining 18 months.

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

The fair value for the Series A Warrants was approximately $62,000 with a calculated relative fair value of approximately $46,000.  Because the Series B Warrants could be put back to the Company for $60,000, we used $60,000 as the relative fair value of the Series B Warrants.  In addition, certain warrants issued in connection with the February 2009 promissory had additional valuation of approximately $161,000 that we recorded in interest expense in 2010. The Series B Warrants’ put option expired on July 17, 2011 and the holder did not exercise this put option.

The warrants only provide for physical settlement or net-share settlement.  In addition, there is no requirement that the underlying shares be registered under the Securities Act of 1933, which could result in a requirement to make a net-cash settlement.  Accordingly, we classified the relative fair value of the Series A and Series B Warrants as equity.

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2010	1,394,166	$3.03	3.01

Granted	-	-	-
Exercised
Cancelled or expired	-	-	-

Outstanding, June 30, 2011	1,394,166	$3.03	3.01

Exercisable, June 30, 2011	1,394,166	$3.03	3.01

NOTE 11– SEGMENT INFORMATION

We manage and measure our operations in two segments; the mobile services and solutions segment and the broadcast media segment. We manage the operations of our recently acquired Lenco Media Inc. (formerly known as Jetcast, Inc.) business as part of the broadcast media segment. A segment is determined primarily by the method of delivery of our products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile services and solutions segment operates in South Africa. We have segregated mobile service and solutions development and expansion costs into the U.S. and other international territories as “Territory expansion costs” below until such time that they are no longer in development. The broadcast media segment operates primarily in the United States, but we also anticipate monetizing international traffic in the near future.  The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our operating segments for the three and six months ended June 30, 2011.

Three Months Ended June 30, 2011	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Compensation expense	Depreciation & amortization expense	Profit/(Loss) from operations
Mobile services and solutions	$2,092,858	$674,857	$1,418,000	$1,017,861	$-	$220,256	$179,883
Broadcast media	155,341	123,869	31,472	991,727	-	821,628	(1,781,883)
Corporate costs	-	-	-	881,732	556,892	580,390	(2,019,014)
Territory expansion costs	-	-	-	664,879	-	851	(665,730)
Total consolidated	$2,248,198	$798,726	$1,449,472	$3,556,198	$556,892	$1,623,126	$(4,286,744)

Six Months Ended June 30, 2011	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Compensation expense	Depreciation & amortization expense	Profit/(Loss) from operations
Mobile services and solutions	$4,425,745	$1,268,999	$3,156,746	$1,972,301	$-	$438,424	$746,021
Broadcast media	230,345	224,141	6,204	1,806,834	-	1,639,114	(3,439,744)
Corporate costs	-	-	-	1,935,355	1,112,873	1,124,320	(4,172,548)
Territory expansion costs	21,874	736	21,138	1,121,193	-	1,478	(1,101,533)
Total consolidated	$4,677,964	$1,493,876	$3,184,088	$6,835,683	$1,112,873	$3,203,336	$(7,967,804)

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

We lease our headquarters’ office space, and a corporate apartment in Santa Barbara, California.  The headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through November 30, 2014.  The leases include an option to renew for multiple year periods.

We do not have operating leases other than these leases for space described above. Operating lease expense for the three months ended June 30, 2011 and June 30, 2010 was approximately $145,000 and $103,000, respectively. Operating lease expense for the six months ended June 30, 2011 and June 30, 2010 was approximately $276,000 and $213,000, respectively.

Minimum lease payments per annum are as follows:

Year	Total Amount
2011	$449,495
2012	482,098
2013	105,992
2014	20,870
Total minimum future lease payments	$1,058,455

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements,” and are based on management’s present expectations about future events. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors” and those in our annual report on Form 10-K. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We develop, own and operate mobile phone advertising platforms that are used by mobile telephone network operators (“Wireless Carriers”) and manufacturers, retailers and commercial enterprises (“Brand Owners”) to attract, retain and monetize relationships with consumers. We have been engaged in the mobile phone advertising industry since early 2008. In February 2009, we acquired an internet advertising platform and, beginning on March 1, 2009, managed our business in two operating segments; the mobile phone segment and the internet advertising segment.

During 2010, we acquired Jetcast, Inc. (renamed Lenco Media Inc.) and broadened our market reach to include monetization of mobile and internet advertising for terrestrial radio and “pure-play” internet broadcasters. Also in 2010, we sold certain assets in our Lenco Multimedia subsidiary that had been used in our internet advertising platform. Effective January 2011, as a consequence of our sale of the assets used in our internet advertising platform, we began operating our business in the following two segments: the mobile services and solutions segment and the broadcast media segment.

Our mobile services and solutions include advertising platforms which are used by Brand Owners to prepare and distribute text messages, also referred to as small message service or “SMS” messages, multimedia messages or “MMS” messages, mobile internet or “mobi sites”, mobile newspapers, mobile account statements, mobile greeting cards, and mobile alerts. We develop and supply technical solutions to Wireless Carriers which significantly improve their ability to deliver bulk SMS and MMS messages to their mobile subscribers. Our solutions enable Wireless Carriers to enhance the revenue generated from their existing MMS network infrastructure, increase the efficiency of their MMS switching center, and improve the overall quality of the MMS messages which they deliver to their subscribers. We also provide platforms to develop advertising content. Our mobile services and solution platform is based on our proprietary FlightPlan, FlightDeck and Jupiter software platforms and related applications. These software platforms facilitate the development of advertising content, in the form of SMS and MMS messages, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network.

Our technical solutions have typically been well-received by the Wireless Carriers we approach and our operating objective over the next nine  months is to expand the number of Wireless Carriers who  install our technical solutions  and the number of Brand Owners  that use our mobile advertising solutions. Our mobile services and solutions are primarily software- based and are delivered on standard computer servers.  As a result, they are relatively inexpensive to implement and our pricing model provides the Wireless Carrier with a revenue share on our revenues generated through the sale of advertisements over the network.  Consequently we offer Wireless Carriers cost effective solutions and a highly competitive Total Cost of Ownership or “TCO” model. Sales cycles to Wireless Carriers can be long, and involve testing and negotiation of pricing terms for bulk messaging, but we expect to be able to increase revenues and profitability from this segment as we expand to reach more Wireless Carriers internationally. During 2010, we expanded into broadcast media segment.  Our Lenco Media Inc. subsidiary provides products designed to make internet broadcasting profitable for broadcasters and advertisers. Lenco Media Inc.’s UniversalPlayer™, RadioLoyalty™, ReplaceAds™ and Jetcast® brand streaming products reduce costs and increase revenue for broadcasters and increase advertisers’ return on their advertising investment. In each of January, March, April and May 2011, Lenco Media’s properties were, ranked number one in the Entertainment Radio category by comScore, the leading digital market intelligence provider, in unique visitors by month and time spent listening.

Substantially all of our internet broadcast clients currently use our legacy product, Jetcast™ streaming technology. In the first quarter of 2011, we began rolling out our enhanced UniversalPlayer™ a unique broadcast media platform that supports the quality transmission of content in an internet portal that can serve simultaneous audio in-stream, video and display advertisements.  The UniversalPlayer™ allows internet broadcasters to deliver high quality audio and video content along with increasing the amount and quality of advertising that they can serve, thereby increasing revenues. It also allows broadcasters to completely eliminate internet streaming costs. We also have relationships with advertisers that are looking to expand their brand exposure and we bring those relationships to our broadcasting clients.  We are rolling out our UniversalPlayer™ to additional broadcast clients.  The current limitation on the roll-out is managing the traffic to the scale of the network infrastructure to ensure broadcast quality and ad delivery. At present, roughly 800 of our broadcast clients have implemented the UniversalPlayer™. Our broadcast clients have a large audience base.  As we bring the UniversalPlayer™ platform to scale, we expect acceleration of our monetization of this audience and thus, increasing levels of revenues during the third and fourth quarter of 2011 and an accelerating pace of the platform’s adoption.

For additional information related to our operating segments, see Note 11 “Segment Information” to our consolidated financial statements.

Our primary products and solutions have been adopted by and are in use by Brand Owners in the United States, South Africa and Australia. Over the past couple of years, we have developed and continue to develop a number of highly competitive and innovative new products and solutions which we expect will enable us to expand our operations in the near future. We have invested significant time and resources in building relationships with Wireless Carriers and Brand Owners in Asia, Australia, New Zealand, the Middle East and the United Kingdom.

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

Recent Developments

Revenues for the three months ended June 30, 2011 were $2.2 million and losses from operations were $4.3 million, primarily as a result of significant general and administrative expenses.  During the second quarter we continued to invest in our two business segments.

Our operating activities for our mobile services and solutions business continued the roll out of new products, such as our mobile statements product which allows vendors to deliver monthly account statements to their customers via a mobile phone.  This business was rolled out in the first quarter 2011 and is now being used by bank and retail clients in South Africa.  This product has the potential to generate consistent recurring revenue, as compared to our traditional advertising campaigns and services which are project oriented.  We also continued our efforts to open additional international markets, particularly in Singapore, where we expect to begin generating revenue in the second half of 2011.

In the broadcast media segment we continued the roll out and refinement of our UniversalPlayer™ platform.  Revenues from the broadcast media segment have been nominal to date.  However, we expect that revenues for this segment will grow significantly over the third and fourth quarter of 2011 as the network infrastructure garners the requisite stability at scale to provide a maximum level of broadcast quality and ad delivery through the UniversalPlayer™.  One of our competitive advantages remains the fact that we currently have one of the largest online audiences in the high growth online entertainment sector, high demand for our available ad inventory and the ability to expand that traffic potential into the mobile handset through or RadioLoyalty™ application that is available on the iPhone and Droid.

Despite the operating loss for the quarter, we recognized net income in the period of $8.0 million.  The net income resulted primarily from the elimination of a $12.3 million contingent consideration payable, as we determined that it was unlikely that we would be required to pay certain earn out consideration in connection with our acquisition of Jetcast, Inc.

During January 2011, we repaid approximately $1.4 million of convertible notes payable and accrued interest.

During 2010, we sold an aggregate of 107,500 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.8 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.

The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10.0 million of the preferred stock for 100,000 shares of preferred stock.  As a condition to the financing, the lead investor required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $400,000 of the $750,000 investment.  In February 2011, the remaining amount of $350,000 from Sterling Capital Partners was received and the 7,500 shares were issued accordingly.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2011 or any future period.

		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,248,198	$3,063,154	$4,677,964	$5,284,123
Cost of sales	798,726	752,739	1,493,876	1,400,355
Gross profit	1,449,472	2,310,415	3,184,088	3,883,768
Operating expense:
Sales and marketing	459,789	265,028	811,011	403,603
General and administrative	3,043,909	2,177,944	5,919,672	3,889,493
Stock compensation expense	556,892	-	1,112,873	-
Research and development	52,500	133,352	105,000	276,211
Depreciation and amortization	1,623,126	727,941	3,203,336	1,426,450
Total operating expense	5,736,216	3,304,265	11,151,892	5,995,757
Loss from operations	(4,286,744)	(993,850)	(7,967,804)	(2,111,989)
Total other income (expense)	12,229,152	(112,825)	12,224,040	285,235
Income (loss) from operations before provision for (benefit from) income taxes	7,942,408	(1,106,675)	4,256,236	(1,826,754)
Provision for (benefit from) income taxes	(1,015,629)	156,446	(926,738)	131,884
Income (loss) from continuing operations	8,958,037	(1,263,121)	5,182,974	(1,958,638)
Income from discontinued operations	-	559,296	-	1,013,201
Net income (loss)	8,958,037	(703,825)	5,182,974	(945,437)
Net loss attributable to noncontrolling interest	103,614	16,564	171,930	16,564
Net income (loss) attributable to Lenco Mobile Inc.	$9,061,651	$(687,261)	$5,354,904	$(928,873)

Comparison of the Three and Six Months Ended June 30, 2011 and June 30, 2010

Revenues

For the three months ended June 30, 2011, revenues were approximately $2.2 million compared to $3.1 million for the three months ended June 30, 2010. The decrease of approximately $900,000 relates to the following:

•
A decrease of approximately $200,000 of mobile marketing revenue from our South African operations. The decrease in revenue was primarily attributed to the increased number of holidays in April 2011 as compared to 2010, although the revenue pace accelerated towards the end of the second quarter of 2011.  This decrease in revenue does not appear to be reflective of the trend for expected revenue for the remainder of fiscal 2011.

•
A decrease of approximately $700,000 in internet-related revenue from Lenco Multimedia Inc.  The decline in internet related revenue resulted from the reallocation of assets and personnel following the sale of our EDU Vertical business at the end of 2010. We have strategically redeployed all of our former internet lead-generation resources to focus on the development of our broadcast media segment which we believe will support higher overall margins.  The broadcast media segment also aligns with our core mobile strategy and provides us with a unique and large repository of advertising inventory on mobile phones, tablets and the internet. Revenues specifically related to the broadcast media segment approximated $155,000 for the three months ended June 30, 2011, but we anticipate that this business will grow substantially beginning in the second half of 2012.

For the six months ended June 30, 2011, revenues were approximately $4.7 million compared to $5.3 million for the six months ended June 30, 2010. The decrease of approximately $600,000 relates to the following:

•
An increase of approximately $700,000 in sales from our South African operations’ mobile marketing revenue. The growth in revenues in the mobile services and solutions segment was attributable primarily to sales of our mobile statements product, which has been successfully used by banking and retail customers to deliver monthly account status notices to their respective customers via their mobile phones, and secondarily to an increase in brand campaign revenue in the first half of 2011 as compared to the same period of 2010.

•
The increase in the mobile segment was offset by a decrease of approximately $1.3 million in internet-related sales from Lenco Multimedia Inc. The decrease was the result of the redeployment of resources from that business at the end of 2010. Revenues specifically related to the broadcast media segment approximated $250,000 for the six months ended June 30, 2011.

 We believe that we are well-positioned for revenue growth in the second half of 2011 over 2010 levels as we launch our mobile phone marketing platform in more international markets and expand advertising revenues from the roll-out of our broadcast media business.

Cost of Sales

For the three months ended June 30, 2011, cost of sales was approximately $800,000 compared to $750,000 for the three months ended June 30, 2010. Cost of sales for our mobile services and solutions segment approximated $675,000 for the three months ended June 30, 2011 compared to $560,000 for the three months ended June 30, 2010. The increase in cost of sales was attributable to an increase in several brand campaigns, including a higher mix of campaigns that were performed at relatively low margin based on the low level of technical requirement. This increase was offset by a decrease in cost of sales for our 2010 internet advertising as compared to 2011 broadcast media segment of approximately $66,000 for the three months ended June 30, 2011. As with revenue, this fall in cost of sales is representative of our strategic shift into the broadcast media segment.

For the six months ended June 30, 2011, cost of sales was approximately $1.5 million compared to $1.4 million for the six months ended June 30, 2010. Cost of sales for our mobile services and solutions segment approximated $1.3 million for the six months ended June 30, 2011 compared to $890,000 for the six months ended June 30, 2010. The increase in cost of sales was directly attributable to the increase in overall sales and the brand campaigns that were performed at low margin due to the low level of technical requirement. This increase was offset by a decrease in cost of sales of approximately $300,000, for our broadcast media segment, for the six months ended June 30, 2011, as compared to our internet advertising segment in 2010.  The lower cost of sales was primarily due to the decreased revenues for the broadcast media segment, as compared to the prior year.  We believe that the cost of sales will increase in 2011 as compared to 2010 commensurate with our expectation of increased revenues for 2011, as described above

Gross Margin

Gross margin for the three and six months ended June 30, 2011 was 64% and 68% respectively.  Gross margin for the three and six months ended June 30, 2010 was 75% and 57%, respectively.  Our mobile services and solutions segment has generally generated higher gross margins than our historical internet segment and revenues from our mobile services and solutions segment increased as a percentage of our overall revenue in 2011 and 2010.

Cost of sales as percentage of overall revenue, and consequently gross margin, varies depending on the change in product mix. For the remainder of 2011, gross margin will vary based on the mix or revenues that result from our expected acceleration of revenue from our broadcast media segment and the increasing pace of our mobile solutions and services revenue.  Further, within mobile solutions and services revenue, the mix of products and services sold could move the margins higher or lower.   As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.

Operating expenses

For the three months ended June 30, 2011, operating expenses were $5.7 million compared to $3.3 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, operating expenses were $11.2 million compared to $6.0 million for the six months ended June 30, 2010. The increase in operating expenses is attributable to the following:

•
Selling and marketing expenses for the three months ended June 30, 2011 were approximately $460,000 compared to $265,000 for the three months ended June 30, 2010. Selling and marketing expenses for the six months ended June 30, 2011 were approximately $810,000 compared to $400,000 for the six months ended June 30, 2010. Sales and marketing costs increased due to increased sales efforts with Wireless Carriers and Brand Owners internationally, leading to increased travel and marketing costs.  We also initiated operations Mexico, Colombia, the UK, Singapore and South Korea at the end or after the second quarter of 2010 and as such the expense for sales in new international markets and marketing efforts were a minimal amount of $20,000 in the first six months of 2010, while it reached approximately $340,000 in the six months ended June 30, 2011. We have continued to see progress in each of the regions where are focusing our efforts and anticipate earning revenue in these markets in the near future.

•
General and administrative expenses for the three months ended June 30, 2011 were approximately $3.0 million compared to $2.2 million for the three months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011 were approximately $5.9 million compared to $3.9 million for the six months ended June 30, 2010.  The increase in general and administrative expense is primarily attributed to the acquisition of Lenco Media Inc. and expansion of our international operations.  We acquired Lenco Media Inc. in September 2010 and therefore, there were no Lenco Media Inc. expenses in the first and second quarters of 2010.  For the three and six months ended June 30, 2011, Lenco Media Inc. had approximately $910,000 and $1.6 million, respectively, in general and administrative expenses, related to payroll, professional and facilities expenses. Further, for the six months ended June 30, 2011, general and administrative expenses from our expanded operations in Mexico, Colombia, the UK, Singapore and South Korea were approximately $460,000, while general and administrative expenses for the six months ended June 30, 2010 were only $60,000.

•
Stock compensation expense of $560,000 for the three months ended June 30, 2011 and $1.1 million for the six months ended June 30, 2011, related to the grant of employee stock options in February 2011 and to the issuance of restricted stock in connection with the December 2010 Angelos Gateway Limited transaction.  There were no stock option grants or related expense in 2010.

•
Research and development expenses were approximately $50,000 for the three months ended June 30, 2011 compared to $135,000 for the three months ended June 30, 2010. Research and development expenses were approximately $105,000 for the six months ended June 30, 2011 compared to $275,000 for the three months ended June 30, 2010. Part of the decrease is attributable to the shift in deployment of resources to further the development of our Jupiter platform, which was capitalized as internally-developed software costs.

•
Depreciation and amortization expenses were approximately $1.6 million for the three months ended June 30, 2011, compared to $730,000 for the three months ended June 30, 2010. Depreciation and amortization expenses were approximately $3.2 million for the six months ended June 30, 2011, compared to $1.4 million for the six months ended June 30, 2010. Depreciation and amortization increased primarily due to the acquisitions occurring during second half of 2010 that added depreciation and amortization expense over the expected useful life of the assets.

Operating expenses are likely to continue to increase in 2011 as a full year of depreciation and amortization are calculated on historical assets acquired and as we continue to staff to manage international expansion of our mobile and internet product offerings.

Other Income (Expense)

For the three months ended June 30, 2011, other income was approximately $12.2 million, compared to a net expense of approximately $115,000 for the three months ended June 30, 2010.  The increase consisted of an adjustment made to earnings for the Lenco Media Inc. contingent liability of $12.2 million. In June 2011, we remeasured this contingency and determined that the revenue targets will not be met by the measurement date of March 31, 2012. The remeasurement process included evaluating the revenues generated from the date of our merger with Jetcast, Inc. through June 30, 2011, which were approximately $310,000, and evaluating revenue projections through the end of the measurement period for the contingent payment of March 31, 2012.  Our revenue projections indicated that revenues will continue to increase quarter to quarter, however, they would not surpass the minimum revenue target of $12.5 million by March 31, 2012, which is the minimum threshold that must be met before a contingent payment would be made. As such, it was determined that no further contingent liability is required.  Accordingly, we recorded an adjustment to the contingent liability consideration in the consolidated statements of operations and comprehensive loss under “Contingent consideration adjustment” for approximately $12.2 million. For the six months ended June 30, 2011, other income was approximately $12.2 million, compared to a net expense of $285,000 for the six months ended June 30, 2010, which consisted of a gain of approximately $630,000 from a Settlement and Release Agreement with Superfly Advertising, Inc., offset by approximately $345,000 of interest expense on convertible note payables.

Now that we have made the adjustment to earnings for the contingent liability and substantially all convertible note payables have been paid in full, we expect other income (expense) to be nominal for the third and fourth quarters of 2011.

Provision for Income Taxes

For the six months ended June 30, 2011 and 2010, we did not record any tax benefit for the income before tax losses incurred in the US as we recorded a 100% valuation allowance on the potential benefit. Once our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax benefit for the three and six months ended June 30, 2011, stemmed primarily from the amortization of our deferred tax liability and our international tax positions. The income tax provision for the three and six months ended June 30, 2010, stemmed primarily from our international tax positions.

Income from discontinued operations

Operating results for Lenco Multimedia’s internet advertising business for EDU Vertical have been presented in the accompanying consolidated statements of operations as discontinued operation for the three and six months ended June 30, 2011 and 2010 as further described in Note 2 to the accompanying consolidated financial statements. As required by US GAAP, we presented a net figure for the historical operating income as “Income from discontinued operations” of approximately $560,000 for the three months ended June 30, 2010 and $1.0 million for the six months ended June 30, 2010.

Preferred stock dividend and accretion of beneficial conversion feature

We determined that the preferred stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.8 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  In addition, the holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the three and six months ended June 30, 2011, we amortized approximately $1.4 million and $2.7 million, respectively, as a deemed dividend. In addition, for the three and six months ended June 30, 2011, we accrued approximately $170,000 and $330,000, respectively, for the dividends payable under this agreement.

Net Income (Loss)

For the three months ended June 30, 2011, net income attributable to Lenco Mobile Inc. was approximately $9.1 million, and for the three months ended June 30, 2010, net loss was $687,000. For the six months ended June 30, 2011, net income attributable to Lenco Mobile Inc. was approximately $5.4 million, and for the six months ended June 30, 2010, net loss was $930,000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"):

Our management uses EBITDA and EBITDA, as adjusted (as defined below) as a measure of our core operating performance by excluding certain non-cash expenses and derivative liabilities may fluctuate significantly from period to period based on changes in the Company's stock price.

For the three months ended June 30, 2011, EBITDA, as adjusted (as defined below) was a loss of $2.0 million, compared to a gain of $0.3 million for the same period in 2010.  For the six months ended June 30, 2011, EBITDA as adjusted was a loss of $3.5 million compared to a gain of $1.0 million for the six months ended June 30, 2010.  The decline in EBITDA, as adjusted, for both periods was primarily the result of the result of increased general and administrative expenses associated with our acquisition of the Lenco Media Inc. business and investment in our international operations.

The following table provides a reconciliation of EBITDA and EBITDA as adjusted to our net income.

Reconciliation of Non-GAAP Financial Measure: Earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) attributed to Lenco Mobile Inc.	$9,061,651	$(687,261)	$5,354,904	$(928,873)
Interest expense, net	8,744	112,825	20,157	346,125
Provision for (benefit from) income taxes	(1,015,629)	156,446	(926,738)	131,884
Depreciation and amortization	1,623,126	727,941	3,203,336	1,426,450
Depreciation, amortization within discontinued operations	-	15,052	-	28,280
Non-GAAP EBITDA	9,677,892	325,003	7,651,659	1,003,866

Compensation expense from issuance of stock and stock options - non-cash	556,892	-	1,112,873	-
Contingent consideration adjustment	(12,237,896)	-	(12,237,896)	-
Non-GAAP EBITDA, as adjusted	$(2,003,112)	$325,003	$(3,473,364)	$1,003,866

Use of Non-GAAP Measures

This report includes non-GAAP financial measures such as EBITDA and EBITDA, as adjusted.  We define EBITDA, as adjusted as EBITDA excluding the impact of certain non-cash items, such as employee and director non-cash compensation expense, impairment of intangible assets, changes in contingent consideration liabilities, dividends paid in-kind, and changes in fair value of derivative liabilities.

EBITDA and EBITDA, as adjusted are not a measure of financial performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of GAAP.  We believe that these non-GAAP financial measures may help in comparing current-period results with those of prior periods as well as with our peers. We present this information as an additional tool for evaluating our financial results in a manner that reflects ongoing operations and facilitates comparisons with operating results from prior periods

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of approximately $2.7 million compared to $9.3 million at December 31, 2010. The decrease of approximately $6.6 million in cash and cash equivalents was primarily attributed to the following:

•	Cash used in operations for payroll, other general administrative expenses and capital expenditures of approximately $3.3 million.
•	Cash used to repay notes payable and accrued interest of approximately $1.4 million.
•	Cash used to expand our international subsidiary operations of approximately $0.8 million.
•	Cash used to pay outstanding accounts payable for professional services of approximately $0.7 million.
•	Cash used in the acquisition of the SGW platform from Angelos Gateway Limited of approximately $0.4 million.

At June 30, 2011, we had net working capital of $2.7 million compared to a working capital of $6.9 million at December 31, 2010.

For the six months ended June 30, 2011, we used $4.7 million of cash from operations resulting from a net loss of $5.4 million offset by adjustments for depreciation, amortization, common stock and stock option compensation expense and other adjustments of $8.1 million, and increased by changes in operating assets and liabilities of approximately $2.0 million.

For the six months ended June 30, 2011, cash used in investment activities was approximately $815,000, related to purchases of property, plant and equipment and intangible assets. For the six months ended June 30, 2011, cash used in financing activities was approximately $1.0 million, and related to the repayment of long-term notes payable of $1.4 million, offset by 2011 proceeds from the issuance of Series A Preferred Stock of $350,000 from management’s investment.

Our primary need for capital is to support the expansion of our mobile phone segment into the U.S. and international markets and complete the refinements necessary to support the expanded roll-out of our UniversalPlayer™ in our broadcast media segment. We expect that the investment that we have made in support of our international expansion and our UniversalPlayerTM will result in significant increases in revenue and income from operations beginning in the second half of 2011.

We do not anticipate that our operations will generate sufficient cash flow to support our operating activities in third and fourth quarter of 2011.  We do not currently have available credit facilities. We intend to raise additional capital through the sale of equity or debt securities; however, no arrangements for any such financing are in place at this time.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our commitment to our international expansion or curtail certain of our business operations.  See Part II, Item 1A “Risk Factors” below.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any significant off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our financial statements included in our annual report on Form 10-K.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is invested in cash equivalents, for which we receive interest. The interest rates that we receive on our investments are subject to change as a result of changes in market interest rates. At June 30, 2011, we had approximately $2.7 million in cash and cash equivalents, all of which are stated at fair value and have maturities of three months or less. We do not currently have any debt with floating interest rates. Accordingly, changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at June 30, 2011 or on our interest expense.

Foreign Currency Exchange Rate Risk

           During the quarter ended June 30, 2011, approximately 95% of our revenue and 36% of our expenses were denominated in currencies other than the United States Dollar. We do business in South Africa, Mexico, Colombia, Asia, South Korea, Singapore, Australia and the United Kingdom and in each of these localities invoice customers and pay expenses in the local currency. Accordingly, we do have currency risk resulting from fluctuations between the local currencies in each of these jurisdictions and the United States Dollar. A hypothetical appreciation of these currencies of 10% compared to the United States Dollar on January 1, 2011 would have resulted in approximately $445,000 increase to our revenues for the six months ended June 30, 2011 and $449,000 increase in expenses for the six months ended June 30, 2011. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Item 1A.      Risk Factors.

In addition to the risk factors set out below, a number of risk factors that could materially affect our business, financial condition, results of operation or the trading in our common stock are contained in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 29, 2011.

We may require additional capital in order to execute our business plan, and we have no current arrangements in place for any such financing.

The operation of our business, and our efforts to grow our business, might require significant cash outlays and commitments. Our growth strategy for our mobile phone segment includes securing relationships with new Wireless Carrier customers, we have opened and we will continue to open local offices and staff in foreign regions, which will result in additional capital requirements and operating expenses. We are also investing in the development of our software platforms to support the expansion of our broadcast media segment.  In addition, we expect to continue to evaluate acquisition opportunities which may require additional capital commitments.

At June 30, 2011 we had cash and cash equivalents of $2.7 million and working capital of $2.1 million.  Net cash used in operations for the six month period ended June 30, 2011 was $4.4 million.  We expect significant improvement in our revenues and cash flows from operations during the second half of 2011.  However, at this time we do not anticipate that our cash, cash equivalents and short-term investment balances and any cash generated from operations and borrowings will be sufficient to meet our cash requirements.  We intend to seek additional capital, through the sale of equity or debt securities, to provide sufficient working capital to continue to our operations and growth.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

As of June 30, 2011, a $260,000 convertible promissory note plus accrued interest of approximately $64,000 due to MOSD Holdings, LLC remains outstanding past its due date of March 1, 2010. MOSD Holdings, LLC has made demand for payment; however, we are currently disputing the validity of the debt and intend to vigorously pursue our rights in relation thereto.

Item 4.         (Removed and Reserved).

Item 5.         Other Information

None.

Item 6.         Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LENCO MOBILE INC.

By:	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
10.1	Amendment to Asset Purchase Agreement dated December 28, 2010 between AdMax Media Inc. and Silverback Network, Inc.	Filed as an exhibit to our Form 8-K filed on January 4, 2011 and incorporated herein by reference.
10.2*	Form of Indemnification Agreement	Filed as an exhibit to our Form 8-K filed on March 3, 2011 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Filed herewith.
99.1	Press Release	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Schema Document	Filed herewith.
101.CAL	XBRL Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Label Linkbase Document	Filed herewith.
101.PRE	XBRL Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Definition Linkbase Document	Filed herewith.
_____________________________________
*           Management contract or compensatory plan or arrangement