Form 10-Q/A
period 2011-06-30
LENCO MOBILE INC.
filed 2011-08-08
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Paragraph

This Amendment No. 1 to Form 10-Q for quarter ended June 30, 2011 is being filed solely to file the XBRL exhibits.  No other changes were made.

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