Form 10-Q
period 2011-09-30
LENCO MOBILE INC.
filed 2011-11-07
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, 71,145,659 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

For the Quarterly Period Ended September 30, 2011

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	Our ability to control operating costs and fully implement our current business plan;

•	Our ability to obtain financing or funds in the immediate near term;

•	Our ability to successfully launch our solutions and services with new mobile telephone network operators (“Wireless Carriers”);

•	The timing and ability of Wireless Carriers to invest in and roll out their next generation mobile networks;

•	Our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	Our ability to successfully complete acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties; and

•	Expectations concerning financial risk due to fluctuations in foreign currencies against the U.S. Dollar.

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

PART I -  FINANCIAL INFORMATION
Item 1.                                Financial Statements.
Lenco Mobile Inc.
and its Subsidiaries
Consolidated Balance Sheets

	As of
	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$580,356	$9,282,898
Accounts receivable, net of allowance of $16,905 and $94,720, respectively	2,158,217	782,270
Purchase price receivable	-	275,000
Other current assets	116,280	137,910
Income taxes receivable	231,917	492,889
Net assets related to current discontinued operations	456,099	1,095,383
Total current assets	3,542,869	12,066,350

Property and equipment, net	416,276	530,772

Other noncurrent assets:
Intangible assets - goodwill	810,104	1,214,756
Intangible assets - other, net	1,506,068	2,564,514
Other noncurrent assets	9,744	-
Net assets related to noncurrent discontinued operations	-	31,429,501
Total other noncurrent assets	2,325,916	35,208,771

Total assets	$6,285,061	$47,805,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,963,885	$1,163,971
Current portion of long-term obligations, net of debt discount (convertible debt portion of $260,000 and $1,625,750, respectively)	353,400	1,759,110
Preferred dividend payable	667,587	165,193
Preferred stock deposit liability	-	400,000
Current contingent consideration liability	-	479,689
Warrant put liability	-	60,000
Net liabilities related to current discontinued operations	722,749	1,150,095
Total current liabilities	3,707,621	5,178,058

Long-term obligations, less current portion	10,323	133,842
Net liabilities related to noncurrent discontinued operations	-	14,138,461
Total liabilities	3,717,944	19,450,361

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 107,500 and 100,000 shares issued and outstanding at September 30, 2011 and at December 31, 2010, respectively	108	100
Common stock, 250,000,000 shares authorized, $.001 par value, 71,145,659 shares issued and outstanding at both September 30, 2011 and December 31, 2010.	71,145	71,145
Additional paid in capital	60,671,560	54,243,114
Accumulated other comprehensive income	80,893	568,530
Accumulated deficit	(57,945,081)	(26,455,744)
Total Lenco Mobile Inc. shareholders' equity	2,878,625	28,427,145
Noncontrolling deficit	(311,508)	(71,613)
Total equity	2,567,117	28,355,532

Total liabilities and shareholders' equity	$6,285,061	$47,805,893

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,758,541	$605,232	$7,206,161	$4,318,451
Cost of sales	981,028	255,611	2,250,763	1,148,509
Gross profit	1,777,513	349,621	4,955,398	3,169,942

Operating expense:
Sales and marketing	124,079	50,161	807,114	221,191
General and administrative	2,221,567	1,245,703	6,458,370	4,022,047
Stock compensation expense	557,802	-	1,670,675	-
Research and development	-	85,412	-	256,623
Depreciation and amortization	355,799	325,644	1,018,706	858,366
Impairment loss	924,636	-	924,636	-
Total operating expense	4,183,883	1,706,920	10,879,501	5,358,227

Loss from operations	(2,406,370)	(1,357,299)	(5,924,103)	(2,188,285)

Other income (expense):
Interest expense, net	(6,810)	(126,103)	(26,967)	(472,228)
Other income	60,000	-	66,301	-
Total other income (expense)	53,190	(126,103)	39,334	(472,228)

Loss from operations before provision for (benefit from) income taxes	(2,353,180)	(1,483,402)	(5,884,769)	(2,660,513)

Provision for (benefit from) income taxes	139,406	(257,057)	166,597	(125,173)

Loss from continuing operations	(2,492,586)	(1,226,345)	(6,051,366)	(2,535,340)

Loss from discontinued operations, net of taxes of $1,900,565	(29,909,447)	(1,697,492)	(21,167,694)	(1,333,933)
Net loss	(32,402,033)	(2,923,837)	(27,219,060)	(3,869,273)

Net loss attributable to noncontrolling interest	(67,964)	(26,330)	(239,894)	(42,894)

Net loss attributable to Lenco Mobile Inc.	(32,334,069)	(2,897,507)	(26,979,166)	(3,826,379)

Preferred stock dividends	(172,426)	-	(502,394)	-
Series A Preferred Stock accretion of beneficial conversion feature	(1,340,625)	-	(4,007,779)	-

Net loss attributable to common stockholders	$(33,847,120)	$(2,897,507)	$(31,489,339)	$(3,826,379)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.04)	$(0.02)	$(0.09)	$(0.04)
Discontinued operations	$(0.42)	$(0.03)	$(0.30)	$(0.02)
Net loss per share applicable to common stockholders	$(0.46)	$(0.04)	$(0.38)	$(0.06)

Weighted average shares used in per share calculation - basic and diluted	71,145,659	66,290,001	71,145,659	65,505,508

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(32,402,033)	$(2,923,837)	$(27,219,060)	$(3,869,273)

Foreign currency translation adjustment	(602,875)	284,341	(631,388)	202,277
Unrealized gains on investments	230,000	15,813	143,750	57,500
Total comprehensive loss	$(32,774,908)	$(2,623,683)	$(27,706,698)	$(3,609,496)

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.
and its subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(26,979,166)	$(3,826,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations (Note 2)	21,167,694	1,333,933
Net loss attributable to noncontrolling interest	(239,894)	(42,894)
Depreciation and amortization	1,018,706	858,366
Amortization of debt discounts	18,875	273,950
Stock compensation expense	1,670,675	-
Gain on sale of property and equipment	(6,301)	-
Impairment of long lived assets and goodwill	924,636	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,707,234)	606,087
Purchase price receivable	275,000	-
Other current and non-current assets	(25,228)	(5,438)
Accounts payable, accrued expenses, and other current liabilities	511,533	(627,683)
Income taxes receivable	257,801	(646,310)
Net cash used in operating activities - continuing operations	(3,112,903)	(2,076,368)
Net cash used in operating activities - discontinued operations	(3,246,535)	(476,746)
Net cash used in operating activities	(6,359,438)	(2,553,114)

Cash flows from investing activities:
Purchases of property and equipment	(203,279)	(80,440)
Purchases and expenditures for intangible assets	(620,804)	(34,939)
Cash paid for acquisition of Lenco Media Inc. (formerly Jetcast, Inc.)	-	(500,026)
Net cash used in investing activities - continuing operations	(824,083)	(615,405)
Net cash used in investing activities - discontinued operations	(437,112)	(92,608)
Net cash used in investing activities	(1,261,195)	(708,013)

Cash flows from financing activities:
Payment of long-term debt	(1,390,851)	(204,253)
Proceeds from issuance of long-term debt	-	2,019,000
Proceeds from issuance of Series A Preferred Stock	350,000	10,000,000
Net cash (used in) provided by financing activities	(1,040,851)	11,814,747

Effect of exchange rate changes on cash and cash equivalents	(41,058)	(83,853)

Net change in cash and cash equivalents	(8,702,542)	8,469,767
Cash and cash equivalents, beginning of period	9,282,898	386,811
Cash and cash equivalents, end of period	$580,356	$8,856,578

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$493,682
Cash paid for interest	$26,967	$474,334
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$4,510,173	$-
Conversion of notes for 511,412 shares of common stock	$-	$1,534,235
Issuance of 492,250 shares of common stock for payment on long-term debt	$-	$1,969,000
Common stock issued for acquisition of Lenco Media Inc. (formerly Jetcast, Inc.)	$-	$8,057,678
Common stock issued for acquisition of G2AA, LLC assets	$-	$1,038,147
Issued 50,000 shares of common stock to extend note payable	$-	$188,754

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Our primary products and solutions have been adopted by and are in use by Wireless Carriers and Brand Owners in the United States, Australia and South Africa. We have also invested significant time and resources over the last two years in expanding our offering to customers in new, high growth regions, including Asia and Latin America.   Our services and solutions include a highly sophisticated MMS messaging platform that enables bulk distribution of MMS messages on an Application to Person, or A2P basis, mobile newspapers, mobile financial statements, mobile greeting cards and mobi sites. We believe that we provide one of the most comprehensive offerings in the mobile advertising industry.

We generally supply our messaging platform to Wireless Carriers under a revenue share agreement instead of seeking a large license fee.  This minimizes the barrier to sale, increases the value proposition to our customers, aligns our interests with those of our customers, and avoids engaging in potentially long capital expenditure approval cycles.  When we sell our offerings to Brand Owners, we typically charge them a modest monthly license fee for use of our messaging platform and a per unit message fee for SMS or MMS messages that are sent out as part of an advertising campaigns.  In addition, to the extent we create content for a customer we will charge a creative fee.

We acquired our broadcast media business, Lenco Media Inc., in September 2010. Since that time we have developed our UniversalPlayer™, a client-based media player which provides standardized ad impression landing areas and formats for serving and measuring both online and mobile advertisements. In April 2011, we released the initial version of a broadcaster platform which provides radio stations with a suite of capabilities that are required to stream content over the internet and serve advertisements.

 Since its acquisition in September 2010, we have invested a significant portion of our capital in our broadcast media business.  During the third quarter we determined that Lenco Media Inc. and Lenco Multimedia Inc. are non-core to the Company’s strategy and began pursuing alternatives to divest from this segment.  We are still completing our evaluation of divestiture alternatives, but have substantially curtailed its operations.  We expect to complete the divestiture in the fourth quarter and have reflected the results of these subsidiaries as discontinued operations in the third quarter.  In connection with the discontinued operations, for the three and nine months ended September 30, 2011, we recorded a loss from discontinuing operations of approximately $29.9 million and $21.2 million, respectively.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2011, the Company has an accumulated deficit approximating $58.0 million and has not yet produced consistent operating income or positive cash flows from operations. The Company’s ability to continue as a going concern is predicated on its ability to raise additional capital, increase sales and margins, to successfully complete acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions and ultimately achieve sustained profitable operations. There is a high degree of uncertainty related to these factors, which, if unresolved, raise doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event that the Company is unsuccessful in raising adequate equity capital, management will attempt to reduce losses and preserve as much liquidity as possible. Steps management would potentially take include limiting capital expenditures, reducing expenses and leveraging unencumbered assets of the Company. A reduction in expenses would likely include personnel costs, professional fees, and marketing expenditures.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lenco Mobile Inc. and its 100% wholly-owned subsidiaries Lenco Multimedia Inc. (formerly AdMax Media Inc.), Capital Supreme (Pty) Ltd, Lenco International Ltd, Lenco Mobile USA Inc., Lenco Media Inc. (formerly Jetcast, Inc.) and Lenco Technology Group Ltd.  The Company has a 75% interest in a Mexican subsidiary, Soluciones de Buro Moviles, S.A, and a 70% interest in two Singaporean entities (Lenco Mobile Asia Pte. Limited. and Lenco Mobile Singapore Pte. Limited).  All of the above entities are consolidated and all significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Foreign Currency Translation

Our financial statements are presented in United States Dollars (“USD” or “$”). All subsidiary operations that utilize a functional currency other than USD are translated from local currencies used into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, “Foreign Currency Matters – Translation of Financial Statements.” Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented. To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred. The symbol “R” when used before all the figures in these consolidated financial statements and related footnotes signifies a denomination of South African Rands.

Comprehensive Income (Loss)

We follow ASC Topic 220, “Comprehensive Income (Loss).” This statement establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income (loss), include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Noncontrolling Interest

We follow ASC Topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard require, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI was separately designated in the accompanying consolidated statements of operations and comprehensive income (loss).  Under ASC Topic 810 losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with a maturity of three months or less as cash equivalents.

Investments

Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss. We classify our available-for-sale investments as current and non-current based on their actual remaining time to maturity. We do not recognize changes in the fair value of our available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance. As of September 30, 2011 and December 31, 2010, we had no remaining investment balances from continuing operations. Investment balances as of September 30, 2011 and December 31, 2010, which related to discontinued operations of $129,000 and $431,000, respectively, and were included in “Net assets related to current discontinued operations” on the accompanying consolidated balance sheets. In addition, as of September 30, 2011, we determined that there was an other-than-temporary impairment in our investment. As Lenco Multimedia Inc. held this investment, the realized loss of approximately $446,000 was included in “Loss from discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for sales returns and doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $17,000 and $95,000, respectively. Approximately 52% and 38% of gross accounts receivable at September 30, 2011 and December 31, 2010, respectively, were from our three largest customers.

Certain Risks and Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high-credit, quality financial institutions. These account balances usually exceed amounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). From December 31, 2010 through December 2012, all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account and the ownership capacity of the funds. For funds held in other types of deposit accounts, the FDIC will insure up to $250,000 under the FDIC’s general deposit insurance rules. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

We extend credit based on an evaluation of the customer's financial condition, usually on an unsecured basis. Exposure to losses on receivables is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required. During the three and nine months ended September 30, 2011, approximately 63% and 54% of our revenues were from our three top customers totaling approximately $1.7 million and $3.9 million, respectively.  During the three and nine months ended September 30, 2010, approximately 70% and 73% of our revenues were from our three top customers totaling approximately $0.4 million and $3.1 million, respectively.

We purchase bulk message services from Wireless Carriers on a purchase order basis.  We do not have long term contracts with Wireless Carriers to protect our access to the network or the prices we pay for network access.  Any failure to secure new purchase orders from Brand Owners, or the inability to access Wireless Carrier networks at reasonable rates, would have a substantial negative impact on our business.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Repairs and maintenance are charged to operations as incurred. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets, as follows:

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

In September 2011, in connection with our decision to discontinue operations for our broadcast media and internet segment and focus our resources on our core mobile business, we completed an impairment review of all of our property and equipment. Based on this review, we determined that approximately $814,000 of fixed assets related specifically to the discontinued operations for Lenco Media Inc. and Lenco Multimedia Inc were impaired. This amount is included in, “Loss from discontinued operations”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011.

We also impaired approximately $925,000 worth of intangible assets and goodwill from Lenco Mobile Inc. that we believe no longer provided any value to the Company. This amount is included in “Impairment loss”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011.

Lastly, we impaired approximately $27.2 million of intangible assets and goodwill related specifically to the discontinued operations for Lenco Media Inc. and Lenco Multimedia Inc. This amount is included in “Loss from discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, this amount was approximately $7.8 million which is also included in, “Loss from discontinued operations.”

Research and Development

At this time, we have relatively little in research and development expense and we expect this amount to increase as we increase our investment in the development of unique technologies. Research and development expense for the three months ended September 30, 2011 and 2010 was zero and $85,000, respectively.  Research and development expense for the nine months ended September 30, 2011 and 2010 was zero and $257,000, respectively. During 2011, all research and development expenses associated with Lenco Media Inc. and Lenco Multimedia Inc. were included in “Loss from discontinued operations” on the accompanying consolidated statement of operations and comprehensive loss.

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

From time to time we may receive revenue in advance of the services performed, which are recorded as deferred revenues.  At September 30, 2011 there was deferred revenue of approximately $159,000 related to sales from Capital Supreme (Pty) Ltd. and at December 31, 2010, deferred revenue was approximately $4,000, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

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

As of September 30, 2011, our only financial assets include cash and cash equivalents and investments, which are presented at fair value based on Level 1 inputs.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.  In addition, beginning in June 2011, we began to amortize the deferred tax liability related to Lenco Media Inc. of $1.9 million.  As of September 30, 2011, the remaining $947,000 had been amortized in connection with the accounting for discontinued operations related to Lenco Media Inc. and included in “Loss from discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of September 30, 2011, the tax years for 2007 to 2010 were open.

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

As of September 30, 2010, there were 1,394,166 warrants outstanding, which were excluded from the computation because the effect of including them would have been anti-dilutive due to the net losses incurred. As of September 30, 2011 there were 1,394,166 warrants, 5,495,000 stock options and 107,500 shares of convertible preferred stock outstanding, which would convert to 7,496,773 shares of common stock as of September 30, 2011, which were excluded from the computation because the effect of including them would have been anti-dilutive due to the net losses incurred.

Reclassifications

Certain amounts in the financial statements of prior years have been reclassified to conform to the fiscal 2011 presentation with no effect on net earnings.

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

On September 2, 2011, the Company announced its plans to divest from its internet segment operated under its wholly-owned subsidiary, Lenco Multimedia Inc. As such, the remaining internet segment operated under Lenco Multimedia Inc. has been discontinued in its entirety.

Accordingly, operating results for the EDU Vertical as well as the remaining operations under Lenco Multimedia Inc. have been presented in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010, respectively as “Loss from discontinued operations” and are summarized below. Additionally, there was no revenue or cost of sales for Lenco Multimedia Inc. during 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$2,314,908	$7,629,309
Revenue related to discontinued operations	(2,314,908)	(7,629,309)
Net revenue	-	-

Cost of sales	1,984,782	4,946,657
Cost of sales related to discontinued operations	(1,984,782)	(4,946,657)
Net cost of sales	-	-

Gross profit	$330,126	$2,682,652

Gross profit after discontinued operations	$-	$-

On September 2, 2011, the Company announced its plans to divest from its broadcast media segment operated under its wholly owned subsidiary, Lenco Media Inc. Since the acquisition of Lenco Media Inc. in September 2010, the Company has invested a significant portion of its capital in its broadcast media business.  To date, however, the broadcast media segment has not generated any meaningful revenue. Despite the potential of this business, the Company decided in September 2011 that the broadcast media segment has become non-core to its current business strategy and therefore the Company has begun to pursue various alternatives to divest from this business. The Company began to implement these alternatives at the end of September 2011 and it expects to have Lenco Media Inc. either sold or disposed of during the fourth quarter 2011. Accordingly, operating results for Lenco Media Inc. have been presented in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 as “Loss from discontinued operations” and are summarized below.  Additionally, there was no revenue or cost of sales for Lenco Media Inc. during the three and nine months ended September 30, 2010 as the acquisition of the entity occurred at the end of September 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Revenue	$3,005,045	$7,683,009
Revenue related to discontinued operations	(246,504)	(478,714)
Net revenue	2,758,541	7,204,295

Cost of sales	1,128,578	2,622,455
Cost of sales related to discontinued operations	(147,551)	(354,638)
Net cost of sales	$981,028	$2,267,817

Gross profit	$1,876,466	$5,060,554

Gross profit after discontinued operations	$1,777,513	$4,936,477

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010 property and equipment, net consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Furniture and fixtures	$382,177	$98,610
Leasehold improvements	178,922	155,894
Building - held for sale	-	115,394
Computer and network equipment	905,765	408,845
Computer software	153,122	91,832
Total cost of property and equipment	1,619,986	870,575
Accumulated depreciation	(1,203,710)	(339,804)
Property and equipment, net	$416,276	$530,772

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Depreciation expense	$391,734	$171,666

In September 2011, in connection with our decision to discontinue operations for our broadcast media and internet segment and focus our resources on our core mobile business, we completed an impairment review of all of our property and equipment. Based on this review, we determined that approximately $814,000 of fixed assets related specifically to the discontinued operations for Lenco Media Inc. and Lenco Multimedia Inc. were impaired. This amount is included in, “Loss from discontinued operations”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011.

At December 31, 2010, we classified a parcel of residential property with a cost of R764,708 (as of December 31, 2010 this is approximately $115,000) as held for sale presented in “Property and Equipment, net” in the accompanying consolidated balance sheet for December 31, 2010.  No depreciation or amortization is provided on property and equipment from the date they are classified as held for sale. In February 2011, the Company sold this building for approximately R900,000 or $125,000 resulting in a gain on sale of approximately R45,000 or $6,300 after netting of the mortgage liability outstanding and the related commission on the sale, which is included in “Other income (expense)” on the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2011.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS – OTHER, NET

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350-20 “Intangibles - Goodwill and Other”  goodwill and other indefinite life intangible assets are no longer amortized, but instead tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge. We generally perform the goodwill impairment test annually at December 31 or when indicators of impairment are present.

In September 2011, in connection with our decision to discontinue operations for our broadcast media and internet segment and focus our resources on our core mobile business, we completed an impairment review of all of our intangible assets and goodwill.  Based on this review, we determined that approximately $925,000 worth of intangible assets and goodwill from Lenco Mobile Inc. will no longer provide any value to the Company and thus were impaired. This amount is included in “Impairment loss”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011.

In addition, we also impaired approximately $27.2 million of intangible assets and goodwill related specifically to the discontinued operations for Lenco Media Inc. and Lenco Multimedia Inc. This amount is included in, “Loss from discontinued operations”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010 this amount was approximately $7.8 million and is included in, “Loss from discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss.

Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill and intangible assets for the nine months ended September 30, 2011 were as follows:

	December 31, 2010					Foreign Exchange	September 30, 2011
	(audited)	Additions	Amortization	Deductions	Impairment	Adjustment	(unaudited)
Goodwill	$1,214,756	$-	$-	$-	$(256,779)	$(147,873)	$810,104
Intangible assets with indefinite lives	-	-	-	-	-	-	-
Intangible assets subject to amortization	2,564,514	601,925	(870,564)	-	(667,857)	(121,950)	1,506,068
Total	$3,779,270	$601,925	$(870,564)	$-	$(924,636)	$(269,823)	$2,316,172

Intangible assets as of September 30, 2011 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	September 30, 2011
Domain names and URLs	none	$-	$-	$-
Employment agreements	22 months	632,947	(632,947)	-
Non-compete agreements	5 years	69,063	(31,458)	37,604
Purchased technologies	3 - 10 years	6,648,838	(5,180,374)	1,468,464
Total		$7,350,847	$(5,844,779)	$1,506,068

Intangible assets as of December 31, 2010 consisted of:

	Amortization		Accumulated	Balance as of
	Period	Cost	Amortization	December 31, 2010
Domain names and URLs	none	$-	$-	$-
Employment agreements	22 months	-	-	-
Non-compete agreements	5 years	68,768	(11,767)	57,001
Purchased technologies	3 - 10 years	4,416,122	(1,908,608)	2,507,514
Total		$4,484,890	$(1,920,375)	$2,564,514

Amortization expense for intangible assets for the three and nine months ended September 30, 2011 approximated $306,000 and $871,000, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2010 approximated $300,000 and $749,000, respectively. Estimated aggregate amortization expense for each of the next five fiscal years is as follows:

Fiscal Year	Amortization Amount
2011	$161,644
2012	451,643
2013	235,053
2014	235,402
2015	218,287
Thereafter	204,039
Total amortization	$1,506,068

NOTE 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	September	December 31,
	2011	2010
	(unaudited)	(audited)

Accounts payable	$1,533,909	$797,667
Accrued expenses	271,133	361,896
Deferred revenue	158,843	4,408
Accounts payable and accrued expenses	$1,963,885	$1,163,971

Approximately 50% of gross accounts payable at September 30, 2011, were in respect of  two accounts; Sheppard Mullin LLP and Vodacom (Pty) Ltd. Sheppard Mullin LLP relates to ongoing corporate legal support and Vodacom (Pty) Ltd. provides Wireless Carrier services to Capital Supreme. Both are ordinary and expected for our ongoing business. Approximately 39% of gross accounts payable at December 31, 2010, were in respect of two accounts; Maren Group LLC and Angelos Gateway Limited, both of which have been paid in 2011 and are not expected to be recurring.

NOTE 6 – LONG-TERM DEBT

At September 30, 2011 and December 31, 2010 our long-term obligations consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009 and January 16, 2011, as amended. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. During 2010, the holders of $1,585,000 of the $2,082,500 notes originally issued were repaid. In January 2011, $237,500 plus accrued interest was paid in full. The remaining $260,000 plus accrued interest due to MOSD Holdings LLC still outstanding at September 30, 2011 is currently being litigated by the Company.	$260,000	$497,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, and was paid in full on January 16, 2011.	-	668,250

On November 29, 2009, the Company issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 18% and the note was paid in full on January 16, 2011.	-	460,000

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa (see Note 2) with a cost of approximately $82,000. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. In February 2011, MMS sold this building for approximately R900,000 or $125,000 and the mortgage was paid in full.	-	105,495

In 2010, our subsidiary Multimedia Solutions entered into capital lease agreements for network and computer equipment. See detail below.	32,451	80,507
Total long-term debt at September 30, 2011 and December 31, 2010	$292,451	$1,811,752

Accrued interest, net of debt discount at September 30, 2011 and Decemeber 31, 2010	71,272	81,200
Current maturies of long-term obligations	282,128	1,677,910
Total current maturities and accrued interest	$353,400	$1,759,110

Long-term debt, net of current maturities and accrued interest	$10,323	$133,842

During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for the three and nine months ended September 30, 2011.  We also entered into a capital lease agreement during July of 2011 for broadcast media segment servers for approximately $172,000, of which $154,000 is outstanding as of September 30, 2011.  As this capital lease relates to the broadcast media segment, we have included it in “Net liabilities related to current and noncurrent discontinued operations” on the accompanying consolidated balance sheets for September 30, 2011.

At September 30, 2011 and December 31, 2010 property and equipment held under capital leases are as follows:

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Network and computer equipment	$94,759	$102,764
Less: accumulated depreciation	(62,308)	(22,257)
Net book value of property and equipment under capital lease obligations	$32,451	$80,507

The following tables summarize our capital lease obligations:

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
Current portion of capital lease obligations	$22,128	$42,227
Non-current portion of capital lease obligations	10,323	38,281
Total capital lease obligations	$32,451	$80,507

The minimum future lease payments required under the capital lease obligations as of September 30, 2011 over the next three years and in the aggregate are:

Remaining payments in 2011	$8,703
2012	21,877
2013	6,975
Minimum future lease payments	37,555
Less: Interest portion	(5,104)
Present value of future minimum lease payments	$32,451

In addition, in September of 2011, we secured a credit facility of R2.0 million.  As of September 30, 2011 we had an unused credit facility with ABSA Bank in South Africa for R1.7 million (or approximately $252,000 USD). Other than this facility we do not currently have available credit facilities. There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us, or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our geographic expansion or curtail certain of our business operations.

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

As of September 30, 2011, the sellers were paid the remaining amounts due under the profit warranty terms of the Sale and Purchase Agreement. These amounts, in addition to the amounts related to the property sold, approximated R3.2 million, or approximately $471,000, and were paid out accordingly.  As such, at September 30, 2011 there was no further contingent liability as the obligations to the sellers under the Sale and Purchase Agreement had been fulfilled.

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

At the time of acquisition, we had calculated a  liability related to these contingent events of approximately $12.2 million. In June 2011, we remeasured this contingency in accordance with ASC Topic 805-10 “Business Combinations” and determined that the revenue targets will not be met by the measurement date of March 31, 2012. The remeasurement process included evaluating the revenues generated from the date of our merger with Jetcast, Inc., through June 30, 2011, which were approximately $310,000, and evaluating revenue projections through the end of the measurement period for the contingent payment of March 31, 2012.  Our revenue projections indicated that revenues would not surpass the minimum revenue target of $12.5 million by March 31, 2012, which is the minimum threshold that must be met before a contingent payment would be made. As such, it was determined that no further contingent liability is required.  Accordingly, at June 30, 2011, we recorded an adjustment to the contingent liability consideration for approximately $12.2 million. As this amount related to our broadcast media segment, for the year ended December 31, 2010, the contingent liability consideration adjustment was included in “Net liabilities related to noncurrent discontinued operations” on the accompanying consolidated balance sheets.  In addition, for the nine months ended September 30, 2011, the contingent consideration adjustment was included in “Loss from discontinued operations” on the accompanying consolidated statements of operations and comprehensive loss.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  At September 30, 2011, we are not a party to any such litigation which management believes would have a material adverse effect on our financial position or results of operations.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock Financing

During 2010, we sold an aggregate of 107,500 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) at a purchase price of $100 per share, raising gross proceeds of $10.8 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.

The Preferred Stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10.0 million of the preferred stock for 100,000 shares of preferred stock.  As a condition to the financing, the lead investor required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $400,000 of the $750,000 investment and we had not issued the 7,500 shares of preferred stock. As such, the $400,000 amount funded was recorded as a preferred stock liability at December 31, 2010.  In February 2011, the total remaining amount of $350,000 from Sterling Capital Partners was collected and the 7,500 shares were issued accordingly. Additional information concerning the terms of the Preferred Stock Securities Purchase Agreement are included in our Current Report on 8-K filed on September 28, 2010.

In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC Topic 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be approximately $13.3 million.  Because the maximum discount cannot exceed the $10.0 million face amount of the preferred stock, we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit. In addition, in the second quarter 2011 we recorded a preferred stock discount of approximately $725,000 for the preferred stock issued to Sterling Capital Partners Inc, which will also be amortized over twenty four months to accumulated deficit.  For the three and nine months ended September 30, 2011, we amortized approximately $1.3 million and $4.0 million, respectively, as a deemed dividend. In addition, as of September 30, 2011 we accrued approximately $668,000 for the dividends payable under this agreement and approximately $165,000 at December 31, 2010.

NOTE 9 – STOCK OPTIONS

In September 2009, the Lenco Mobile Inc. 2009 Equity Incentive Stock Plan (“the 2009 Stock Plan) was approved by the stockholders.  The 2009 Stock Plan authorized up to 9,000,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. 5,885,000 stock options were granted in February 2011. No options were granted during 2010.

Changes in our outstanding stock options during the nine months ended September 30, 2011 were as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Stock Options	Price	(in years)	Value

Outstanding at December 31, 2010	-	-	-	-

Granted	5,885,000	$2.15	-	-
Exercised	-	-
Cancelled or expired	(390,000)	2.15	-	-

Outstanding at September 30, 2011	5,495,000	$2.15	2.25	$-

Exercisable at September 30, 2011	999,999	$2.15	-	-

Vested and expected to vest at September 30, 2011	5,495,000	$2.15	2.25	$-

The fair value of the stock options at the date of grant was determined to be approximately $5.7 million, which will be amortized over the vesting period of three years. As of September 30, 2011, there was approximately $4.3 million of unamortized stock-based compensation cost related to non-vested stock options issued to the senior executives of the Company.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.25 years.  For the three and nine months ended September 30, 2011, we recorded approximately $474,000 of stock-based compensation expense in each period.

Additionally, of the 5,885,000 stock options issued, 1,885,000 were performance-based stock options issued to our employees in South Africa.  In June 2011, 390,000 stock options were cancelled, none of which had vested or had a determinable fair value. Under the terms of these stock options, Capital Supreme must meet an EBITDA target of R20 million, approximately $2.9 million, by December 31, 2011 in order for any options to vest.  If this target is met, then 50% of the stock options will vest on December 31, 2011 and 25% annually thereafter.  As of September 30, 2011, the Company was unable to determine if this target would be met, as such the fair value of these stock options is not yet determinable, and thus no expense was recorded at September 30, 2011.  We will remeasure the fair value of these performance-based stock options at the end of the next quarter.

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

	Nine Months ended September 30,
	2011	2010
Risk-free interest rate	2.17%	-
Expected term (in years)	3.5	-
Dividend yield	0%	-
Expected volatility	100%	-

Restricted Stock

In connection with the Angelos Gateway Limited acquisition in December 2010, we also entered into an employment agreement with a senior executive and  issued 521,277 shares of restricted common stock, which will remain restricted for a period of 2 years from the date of grant. We determined the total fair value of these restricted shares to be approximately $665,000 as of December 31, 2010. We are amortizing this expense on a straight-line basis over the 2 year period.  For the three and nine months ended September 30, 2011, we recorded approximately $84,000 and $248,000, respectively, of stock-based compensation related to these restricted shares.  As of September 30, 2011, the Company had $404,000 of unamortized stock-based compensation expense remaining, which will be recognized over the remaining 15 months.

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

In February 2009, we issued 1,244,166 warrants in connection with the February 2009 convertible promissory notes, discussed in Note 6. As of September 30, 2011, all 1,244,166 warrants remain outstanding.

In November 2009, we issued 75,000 Series A Warrants to Agile Opportunities Fund with an exercise price of $3.25 that expire on November 30, 2014, and 75,000 Series B Warrants with an exercise price of $3.40 that expire on November 30, 2014.  The Series B warrants contain a provision that allows the holder to put the options back to us for $60,000.  Since the warrants were issued with debt and incentive shares, we used the relative fair value to determine the amount to record on the financial statements.  We determined the fair value of the Series A Warrants using the Black-Scholes-Merton model with the following assumptions, risk free rate of return of 2.01%; volatility of 67.40; dividend yield of 0%; and expected term of 5.0 years. As of September 30, 2011, the 75,000 Series A warrants and the 75,000 Series B warrants were both outstanding.

The fair value for the Series A Warrants was approximately $62,000 with a calculated relative fair value of approximately $46,000.  Because the Series B Warrants could be put back to the Company for $60,000, we used $60,000 as the relative fair value of the Series B Warrants.  In addition, certain warrants issued in connection with the February 2009 promissory had additional valuation of approximately $161,000 that we recorded in interest expense in 2010. The Series B Warrants’ put option expired on July 17, 2011 and the holder did not exercise this put option. As such, the warrant put liability of $60,000 was reversed accordingly and included in “Other income” on the accompanying consolidated statements of operations and comprehensive loss.

The warrants only provide for physical settlement or net-share settlement.  In addition, there is no requirement that the underlying shares be registered under the Securities Act of 1933, which could result in a requirement to make a net-cash settlement.  Accordingly, we classified the relative fair value of the Series A and Series B Warrants as equity.

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Life (in years)
Outstanding, December 31, 2010	1,394,166	$3.03	2.75

Granted	-	-	-
Exercised
Cancelled or expired	-	-	-

Outstanding, September 30, 2011	1,394,166	$3.03	2.75

Exercisable, September 30, 2011	1,394,166	$3.03	2.75

NOTE 11– SEGMENT INFORMATION

We have previously managed and measured our operations in two segments; the mobile services and solutions segment and the broadcast media segment. In September 2011, we made a strategic decision to discontinue the broadcast media segment and are now focused only on the mobile segment. A segment is determined primarily by the method of delivery of our products and services. Management reviews our assets on a consolidated basis because it is not meaningful to allocate assets to the various segments. Management evaluates segment performance based on revenues and operating income. We do not allocate income taxes or charges determined to be non-recurring in nature.

The mobile services and solutions segment operates primarily in South Africa. We have segregated mobile service and solutions development and expansion costs into the U.S. and other international territories as “Territory expansion costs” below until such time that they are no longer in development. The broadcast media segment operates primarily in the United States. The table below sets forth our revenue, costs of sales, gross profit and income or loss from operations for each of our continuing operating segments for the three and nine months ended September 30, 2011.
Three Months Ended September 30, 2011	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Compensation expense	Depreciation & amortization expense	Impairment loss	Profit/(Loss) from operations
Mobile services and solutions	$2,750,343	$972,256	$1,778,087	$(1,074,648)	$-	$(307,923)	$-	$395,516
Corporate costs	-	-	-	(1,007,252)	(557,802)	(46,633)	(924,636)	(2,536,323)
Territory expansion costs	8,198	8,772	(574)	(263,745)	-	(1,243)	-	(265,562)
Total consolidated	$2,758,541	$981,028	$1,777,513	$(2,345,645)	$(557,802)	$(355,799)	$(924,636)	$(2,406,369)

Nine Months Ended September 30, 2011	Revenue	Cost of sales	Gross profit	Sales, marketing, administrative, & R&D expense	Compensation expense	Depreciation & amortization expense	Impairment loss	Profit/(Loss) from operations
Mobile services and solutions	$7,197,963	$2,241,991	$4,955,972	$(3,024,049)	$-	$(857,523)	$-	$1,074,400
Corporate costs	-	-	-	(3,168,423)	(1,670,675)	(158,463)	(924,636)	(5,922,197)
Territory expansion costs	8,198	8,772	(574)	(1,073,011)	-	(2,721)	-	(1,076,306)
Total consolidated	$7,206,161	$2,250,763	$4,955,398	$(7,265,483)	$(1,670,675)	$(1,018,706)	$(924,636)	$(5,924,102)

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

We lease our headquarters’ office space, and a corporate apartment in Santa Barbara, California.  The headquarters space is in one building with multiple units that are under various lease terms beginning April 1, 2009 through November 30, 2014.  The leases include an option to renew for multiple year periods. We are currently in negotiations with the landlord to reduce our office space and term length and eliminate certain offices altogether.  We are uncertain if we will be able to negotiate favorably and/or come to an agreement to release of us of our obligations under certain of the lease agreements. As such, the following minimum lease payment schedule reflects our current obligations under these lease agreements.

We do not have operating leases other than these leases for space described above. Operating lease expense for the three months ended September 30, 2011 and September 30, 2010 was approximately $128,000 and $114,000, respectively. Operating lease expense for the nine months ended September 30, 2011 and September 30, 2010 was approximately $404,000 and $336,000, respectively.

Minimum lease payments per annum are as follows:

Year	Total Amount
2011	$459,476
2012	467,923
2013	105,992
2014	20,870
Total minimum future lease payments	$1,054,261

NOTE 13 – SUBSEQUENT EVENTS

On November 6, 2011 we entered into an agreement  to acquire iLoop Mobile, Inc., (the Merger Agreement)  The closing of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the accuracy of each party’s representations and warranties, performance of all covenants, securing any relevant government approvals or third party consents, receipt of debt settlement acceptance letters and other closing certificates, and the absence of any event that could have a material adverse effect upon one of the parties or their business.  In addition to these conditions, the parties’ obligation to consummate the merger is conditioned upon:

•	each of iLoop Mobile, Inc.’s (“iLoop”)’s top executives having entered into an Employment Agreement with Lenco Mobile Inc. on terms reasonably acceptable to Lenco Mobile Inc. and iLoop;

•	certain employees of iLoop agreeing to accept the compensation provided under the Merger Agreement in lieu of deferred compensation;

•	and Lenco Mobile Inc. securing a minimum of $11.5 million in financing to fund the operations of the post merger, combined enterprise.

Either party can terminate the Merger Agreement if the closing has not occurred by February 6, 2012, or if the financing contingency has not been satisfied by December 14, 2011.  If we fail to meet all of the required conditions to closing, we may not be able to complete the acquisition of iLoop.

We do not anticipate that our operations will generate sufficient cash flow to support our operating activities in the fourth quarter of 2011.  In order to fund our operations and the working capital needs of the combined business, Lenco intends to raise funds through the sale of equity securities.  Sterling Capital Partners, an entity in which Michael Levinsohn has a beneficial ownership interest has agreed to participate in the private placement transaction, and has pre-funded a $200,000 contribution to the offering pursuant to the terms of a convertible promissory bridge note dated November 1, 2011 (the “Bridge Note”).  The amounts due under the Bridge Note bears interest at 8% per annum and are automatically converted into securities on the same terms and conditions as Lenco’s next qualified financing.  Principal and accrued interest under the Bridge Note, if not previously converted, are payable on July 31, 2012.  Except as set forth above, there are no arrangements or agreements in place with respect to the sale of any equity securities.  The information in this report does not constitute an offer of securities for sale.

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

Our mobile services and solutions include advertising platforms which are used by Brand Owners to prepare and distribute text messages, also referred to as small message service or “SMS” messages, and multimedia messages or “MMS” messages.  In addition to our messaging platform, we have developed a number of mobile marketing solutions that are used by brand owners and wireless carriers to increase their revenue via the mobile channel. Our services and solutions include a highly sophisticated MMS messaging platform that enables bulk distribution of MMS messages on an Application to Person, or A2P basis, mobile newspapers, mobile financial statements, mobile greeting cards and mobi sites. We believe that we provide one of the most comprehensive offerings in the mobile advertising industry.

Our solutions enable Wireless Carriers to enhance the revenue generated from their existing MMS network infrastructure, increase the efficiency of their MMS switching center, and improve the overall quality of the MMS messages that they deliver to their subscribers.  Our messaging platform is one of the most advanced in use today, with significant throughput capability.  Our bulk MMS messaging A2P server is capable of delivering between 500 and 750 MMS messages per second.  Messages are delivered in animated GIF or TIFF format, or in 3GP video format. Besides the SMS and MMS functionality, our messaging platform provides location-based services, USSD interface protocols and instant messaging capabilities. Our platforms are software-based and deployed on standard computer servers.  They can be installed on both GSM and CDMA networks.  Tier 1 wireless carriers, including Vodafone, MTN and Optus have successfully deployed our solutions.  We have successfully delivered in excess of 700 million MMS messages using our proprietary platforms.

We also provide platforms to develop and distribute mobile advertising content. These software platforms facilitate the development of advertising content, in the form of SMS and MMS messages, compression of the advertisement to reduce file size, formatting the message to accommodate the configuration of various mobile phone handset models, and transmission of the advertisement through the Wireless Carrier’s network. Our mobile marketing campaign design and management system takes the guesswork out of planning and designing MMS message campaigns, allowing qualified designers to efficiently construct a quality MMS message. The system uses standard media formats and provides a simple to use graphical user interface creating MMS messages that meet the display specifications for thousands of mobile devices.

We established operations in South Africa in 2006, working with Vodacom to build the market for the adoption of rich media solutions by their customers.  Since that time we have added leading banks, retailers and carriers in South Africa to our list of customers.  We made the strategic decision in 2009 to expand our business beyond South Africa, and have organized our business development activities into three geographic regions – Americas; Europe, Middle East and Africa; and Asia-Pacific.  We have since opened offices in Singapore, the United Kingdom, Mexico and Colombia.  From regional offices the U.S., Latin America, South Africa and Singapore, our business development teams are pursuing revenue generating opportunities in Singapore, Indonesia, Vietnam, Thailand, Hong Kong, Kenya, Nigeria, Tanzania, Australia, New Zealand, the United Kingdom, United States, Spain, Mexico and Colombia.  In each of the aforementioned geographies, we are at varying stages of (1) establishing good relationships with significant decision makers at the major carriers; (2) securing network connectivity; (3) negotiating and executing rate agreements; (4) installing, testing and validating the performance of our platforms.

We generally supply our messaging platform to Wireless Carriers under a revenue share agreement instead of seeking a large license fee.  This minimizes the barrier to sale, increase the value proposition to our customers, aligns our interests with those of our customers, and avoids engaging in potentially long capital expenditure approval cycles.  When we sell our offerings to Brand Owners, we typically charge them a modest monthly license fee for use of our messaging platform and/or a per unit message fee for SMS or MMS messages that are transmitted in ad campaigns.  In addition, to the extent that we are involved in the creation of content for a customer, we will charge a creative fee.

Recent Developments

 Revenue in our mobile services and solutions business reached $2.8 million in the third quarter of 2011.  This represents a 359% increase year over year compared to revenues of $0.6 million in the third quarter of 2010, and a 32% increase over second quarter revenues of $2.1 million.

A significant driver for the growth this quarter was the expansion of our customers’ use of our mobile statement solution in South Africa, which allows businesses to send account statements to customers via their mobile phone.  The solution is sold on a fee per message model and has been well-received by Wireless Carriers, financial institutions and large Brand Owners.  This product has the potential to generate consistent recurring revenue, as compared to our traditional advertising campaigns and services which are project-oriented.  Revenues from subscription models with Wireless Carriers and the mobile statement solution represented approximately 80% of the total revenues from our South African subsidiary, in both the second and third quarter of 2011. However, the gross increase in revenues generated from subscription or recurring models from second quarter to third quarter 2011 was approximately $0.8 million.  While recurring revenue may vary monthly depending on customer throughput needs, mobile statement programs moving from pilot stage to full-scale, and other customer dynamics, we achieved third quarter 2011 recurring revenues of approximately $2.4 million.  While there is some customer-driven variability in the recurring revenues, it does provide improved visibility into our future revenue streams.

We believe that the increase in the predictability of cash flows and increased profits generated by our recurring revenue will allow us to expand our sales and marketing efforts to obtain new Brand Owner clients in South Africa and other African countries. Our client base in South Africa consists predominantly of Brand Owners, Wireless Carriers and banking groups that are well established in other African countries.  We anticipate that these customers will seek to replicate the success achieved in South Africa in the other African countries where they have a footprint.

In the third quarter of 2011, we reached another milestone by billing our first revenues in Singapore serving a significant Wireless Carrier with a global mobile footprint.  While the revenues generated in Singapore were not a material portion of mobile services and solutions segment revenues for the period, they demonstrate the viability and technological advantages offered by the use of our rich media, messaging platform and messaging service offerings.  We expect to expand our offering to brand clients in Singapore and are currently testing connectivity with another major carrier in the Asia Pacific region.

We acquired our broadcast media business in September 2010. Since that time we have developed our UniversalPlayer™, a client-based media player which provides standardized ad impression landing areas and formats for serving and measuring both online and mobile advertisements. In April 2011, we released the initial version of a broadcaster platform which provides a radio station with a suite of capabilities that are required to stream content over the internet and serve advertisements. Since its acquisition in September 2010, we have invested a significant portion of our capital in our broadcast media business.  During the third quarter we determined that Lenco Media Inc. and Lenco Multimedia Inc. are non-core to the Company’s strategy and began pursuing alternatives to divest from the broadcast media and internet segment.  We are still completing our evaluation of divestiture alternatives, but have substantially curtailed its operations.  We expect to complete the divestiture in the fourth quarter and have reflected the results of this business as discontinued operations in the third quarter.  In connection with the discontinued operation, for the three and nine months ended September 30, 2011, we recorded a loss from discontinuing operations of approximately $29.9 million and $33.4 million, respectively.

Subsequent to the end of the third quarter, we entered into a merger agreement pursuant to which we intend to acquire iLoop Mobile, Inc. (“iLoop”).  iLoop is a leading mobile marketing company in the United States, with certain Fortune 100 customers in addition to other industry-leading customers that include Microsoft, Coca-Cola, Lexus, Starwood Hotels, Starbucks, CNN, Western Union, Warner Bros., General Motors, Acxiom, Experian and E! Entertainment.  iLoop’s solutions include SMS marketing and messaging, mobile coupons with point of sale integration, CRM-based messaging, location-based services and targeting, mobile sites and apps, mobile content delivery, and APIs that permit a wide range of other mobile services. iLoop offers its platform as both a managed service and a self-service SaaS (software as a service) platform with strategic professional services when needed.

The combined business of Lenco Mobile Inc. and iLoop will provide the broadest suite of solutions available to the mobile marketing sector, offering customers unparalleled technological capabilities to reach billions of consumers on a personalized, targeted basis. The merger would combine our international operations and rich media platforms with iLoop’s market leadership in the United States.  Together, the combined company would possess operations on five continents serving leading multinational brands and wireless carriers around the globe.

In order to fund our working capital needs and the needs of the combined business with iLoop, we intend to raise funds from a private placement of equity securites.  The information in this report does not constitute an offer of securities for sale.

Additional information concerning the terms of the proposed merger with iLoop are included in our Current Report on 8-K filed on November 7, 2011.  Consummation of the merger agreement is subject to a number of conditions, including a financing contingency.  See “Risk Factors” below.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results anticipated for the fiscal year ending December 31, 2011 or any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,758,541	$605,232	$7,206,161	$4,318,451
Cost of sales	981,028	255,611	2,250,763	1,148,509
Gross profit	1,777,513	349,621	4,955,398	3,169,942
Operating expense:
Sales and marketing	124,079	50,161	807,114	221,191
General and administrative	2,221,567	1,245,703	6,458,370	4,022,047
Stock compensation expense	557,802	-	1,670,675	-
Research and development	-	85,412	-	256,623
Depreciation and amortization	355,799	325,644	1,018,706	858,366
Impairment loss	924,636	-	924,636	-
Total operating expense	4,183,883	1,706,920	10,879,500	5,358,228
Loss from operations	(2,406,369)	(1,357,299)	(5,924,102)	(2,188,285)
Total other income (expense)	53,190	(126,103)	39,334	(472,228)
Loss from operations before provision for (benefit from) income taxes	(2,353,179)	(1,483,402)	(5,884,768)	(2,660,513)
Provision for (benefit from) income taxes	139,406	(257,057)	166,597	(125,173)
Loss from continuing operations	(2,492,585)	(1,226,345)	(6,051,364)	(2,535,340)
Loss from discontinued operations, net of taxes of $1,900,565	(29,909,447)	(1,697,492)	(21,167,694)	(1,333,933)
Net loss	(32,402,032)	(2,923,837)	(27,219,059)	(3,869,273)
Net loss attributable to noncontrolling interest	(67,964)	(26,330)	(239,894)	(42,894)
Net loss attributable to Lenco Mobile Inc.	(32,334,068)	(2,897,507)	(26,979,165)	(3,826,379)

Comparison of the Three and Nine months Ended September 30, 2011 and September 30, 2010

Revenues

For the three months ended September 30, 2011, revenues were approximately $2.8 million compared to $0.6 million for the three months ended September 30, 2010. The increase of approximately $2.2 million relates to an increase of approximately $2.2 million of mobile marketing revenue from our South African operations. The increase in revenue was primarily attributed to the success of our mobile statement solution which was launched earlier this year.  The mobile statement solution is sold to customers on a subscription bases. Secondarily, there was some additional customer revenue activity that pushed into the third quarter 2011 from the second quarter of 2011 due to the unusually high number of holidays in second quarter 2011 in South Africa.  We expect revenues for the fourth quarter of 2011 to be comparable to the revenues recognized in the third quarter of 2011.

For the nine months ended September 30, 2011, revenues were approximately $7.2 million compared to $4.3 million for the nine months ended September 30, 2010. The increase in revenue of approximately $2.9 million relates to an increase of approximately $2.9 million of mobile marketing revenue from our South African operations. The growth in revenues in the mobile services and solutions segment was attributable primarily to sales of our mobile statements solution, and secondarily to an increase in brand campaign revenue for the nine months ended September 30, 2011 as compared to the same period of 2010. However, we also experienced year over year growth in revenues from our more traditional ad campaigns for Brand Owners revenue for the nine months ended September 30, 2011 as compared to the same period of 2010.

We believe that our strategic decision to discontinue our broadcast media and internet segment will allow us to centralize our focus on our core mobile services and solutions business and discharge non-core expenses, positioning us well for revenue and net income growth in 2012. In addition, as we continue to reach agreements with Wireless Carriers internationally and launch our mobile phone marketing platform in more international markets we expect to expand our mobile revenues.  Further, we believe the acquisition of iLoop will enable Lenco to generate significant incremental revenue by gaining access to iLoop’s roster of blue chip brands in the United States. The business combination will enable the iLoop sales force to include Lenco Mobile Inc.’s rich media messaging "high ticket" offerings in proposals, thereby increasing the revenue yield from each customer. Since the synergy revenue will be generated from incremental message volumes sold by the existing iLoop sales force, the additional costs should be modest, resulting in significant drop‐through to net income.

Cost of Sales

For the three months ended September 30, 2011, cost of sales was approximately $1.0 million compared to $0.3 million for the three months ended September 30, 2010. The increase in cost of sales was directly attributable to the revenue growth in our mobile segment as described above.

For the nine months ended September 30, 2011, cost of sales was approximately $2.3 million compared to $1.2 million for the nine months ended September 30, 2010. The increase in cost of sales was directly attributable to the increase in overall sales and offset by a decrease in cost of sales in 2011 from 2010 of approximately $0.6 million from the internet lead generation activity that occurred in 2010 but not in 2011.

Gross Profit

Gross profit margin for the three and nine months ended September 30, 2011 was 64% and 69% respectively.  Gross profit margin for the three and nine months ended September 30, 2010 was 58% and 73%, respectively.

Cost of sales as a percentage of overall revenues, and consequently gross profit, varies depending on the change in product mix. For the remainder of 2011, within mobile solutions and services segment, the mix of products and services sold could move the margins higher or lower. As a result, period to period comparisons of our gross profit may not provide meaningful information concerning expected future trends.

Operating expenses

We had selling, general and administrative expenses (“SG&A expenses”), in total, of $2.3 million and $7.3 million for the three and nine months ended September 30, 2011, respectively. The corporate segment SG&A expenses were $1.0 million and $3.2 million in these periods respectively, and consisted of the following:

●
For the three months ended September 30, 2011, approximately $0.5 million of professional fees, $0.4 million of employee related expenses and $0.1 million of facility, communication and other expenses.

●	For the nine months ended September 30, 2011, approximately $1.3 million of professional fees, $1.3 million of employee related expenses and $0.6 million of facility, communication and other expenses.

The corporate segment SG&A expenses will begin to decrease in the fourth quarter of 2011, and continue to decrease into 2012, as a significant portion of the professional fees are related to the iLoop merger and the discontinuation of Lenco Media and Lenco Multimedia operations. Also, as we further rationalize our structure based on the completion of the iLoop merger, we will eliminate duplicity of professional fees, headcount, facilities and other support costs. In addition, we have discontinued operations under the broadcast media and internet segment, which has resulted in significantly lower employee related expenses as well as facility and support expenses.

In the fourth quarter of 2011, we have begun to restructure our international operations to operate in geographical hubs, based in the U.S. for the Americas, South Africa for EMEA region and Singapore for Asia/Pacific Rim countries.  We expect these actions should:

●	Improve operating efficiencies

●	Decrease worldwide support costs

●	Provide customer coverage 24 hours a day

Total operating expenses for Lenco Mobile Inc. for the three months ended September 30, 2011 were $4.2 million compared to $1.7 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, total operating expenses were $10.9 million compared to $5.4 million for the nine months ended September 30, 2010. The increase in operating expenses is attributable to the following:

●
Selling and marketing expenses for the three months ended September 30, 2011 were approximately $124,000 compared to $50,000 for the three months ended September 30, 2010. Selling and marketing expenses for the nine months ended September 30, 2011 were approximately $0.8 million compared to $0.3 million for the nine months ended September 30, 2010. Sales and marketing costs increased for the three months ended September 30, 2011, as a result of the reallocation of assets and personnel following the sale of our EDU Vertical business at the end of 2010. Sales and marketing costs increased for the nine months ended September 30, 2011 due to increased sales efforts with Wireless Carriers and Brand Owners internationally, leading to increased travel and marketing costs.  We also initiated operations in Mexico, Colombia, the UK, Singapore and South Korea in the second half of 2010 and as such the expense for sales in new international markets and marketing efforts were minimal for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011. At the end of the third quarter of 2011, we have tempered our territory expansion expenses in countries where progress has been slow and are focusing our efforts in those countries where significant progress has been made. We are earning revenues in Singapore as of the third quarter of 2011 and are making solid progress with Wireless Carriers in the Asia/Pacific Rim region that we are seeking to add as sources of recurring revenue. We anticipate accelerating revenues in Asia/Pacific Rim and potentially other African counties in the near future.

●
General and administrative expenses for the three months ended September 30, 2011 were approximately $2.2 million compared to $1.3 million for the three months ended September 30, 2010. General and administrative expenses for the nine months ended September 30, 2011 were approximately $6.5 million compared to $4.0 million for the nine months ended September 30, 2010.  General and administrative expenses increased for the three and nine months ended September 30, 2011, primarily as a result  of the 2011 establishment of Lenco Technology Group and Lenco Mobile USA Inc., both of which had zero expenses in 2010 and approximately $0.4 million and $0.8 million on a combined basis for the three and nine months ended September 30, 2011.  In addition, our expanded operations in Singapore, Mexico, Colombia, the UK, and South Korea had an increase of approximately $0.2 million and $0.5 million of general and administrative expenses from 2010 to 2011.

●
Stock compensation expense of $0.6 million for the three months ended September 30, 2011 and $1.7 million for the nine months ended September 30, 2011, was related to the grant of employee stock options in February 2011 and the issuance of restricted stock in connection with the December 2010 Angelos Gateway Limited transaction.  There were no stock option grants or related expenses in 2010.

●
Research and development expenses were zero for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010. Research and development expenses were zero for the nine months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. Part of the decrease is attributable to the shift in deployment of resources to further the development of our Jupiter platform, which was capitalized as internally-developed software costs.

●
Depreciation and amortization expenses were approximately $0.4 million for the three months ended September 30, 2011, compared to $0.3 million for the three months ended September 30, 2010. Depreciation and amortization expenses were approximately $1.0 million for the nine months ended September 30, 2011, compared to $0.9 million for the nine months ended September 30, 2010. Depreciation and amortization were generally consistent for the comparative periods as a result of the elimination of the assets related to the discontinued operations. We expect depreciation and amortization expense to decrease in the near term as a result of the significant impairment recorded related to the property and equipment and intangible assets for Lenco Media Inc and Lenco Multimedia Inc.

●
In September 2011, in connection with our decision to discontinue operations for our broadcast media and internet segment and focus our resources on our core mobile business, we completed an impairment review of all our property and equipment, intangible assets and goodwill.  Based on this review, we determined that approximately $0.9 million worth of intangible assets and goodwill from Lenco Mobile Inc. do not provide substantial, foreseeable value to the Company and thus were impaired. This amount is included in “Impairment loss”, on the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011.

Operating expenses are likely to decrease during the remaining part of 2011 and into 2012 as we have re-focused our business strategy and have implemented a plan to conserve and strategically deploy resources as we continue to manage international expansion of our mobile product offerings.

Other Income (Expense)

For the three and nine months ended September 30, 2011, other income was approximately $53,000 and $39,000, respectively, compared to other expense of approximately $126,000 and $472,000 for the three and nine months ended September 30, 2010.  For the three and nine months ended September 30, 2011, other income consisted primarily of the reversal of the warrant put liability of $60,000.  For the three and nine months ended September 30, 2010, other expense consisted primarily of interest expense on our long-term debt.

Now that we have made the adjustment to earnings for the contingent liability and substantially all convertible note payables have been paid in full, we expect other income (expense) to be nominal for the fourth quarter of 2011.

Provision for (Benefit From) Income Taxes

For the nine months ended September 30, 2011 and 2010, we did not record any tax benefit for income (loss) from operations before provision for (benefit from) income taxes incurred in the US as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will begin to record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax benefit for the three and nine months ended September 30, 2011, stemmed primarily from the amortization of our deferred tax liability and our international tax positions. The income tax provision for the three and nine months ended September 30, 2010, stemmed primarily from our international tax positions.

Loss from discontinued operations

Operating results for Lenco Media Inc. and Lenco Multimedia Inc. have been presented in the accompanying consolidated statements of operations as “Loss from discontinued operations” for the three and nine months ended September 30, 2011 and 2010 as further described in Note 2 to the accompanying consolidated financial statements. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations” of approximately a net loss of $29.9 million for the three months ended September 30, 2011 and $21.2 million for the nine months ended September 30, 2011.

Preferred stock dividend and accretion of beneficial conversion feature

We determined that the preferred stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.8 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  In addition, the holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the three and nine months ended September 30, 2011, we amortized approximately $1.4 million and $4.0 million, respectively, as accretion of the beneficial conversion feature. In addition, for the three and nine months ended September 30, 2011, we recorded dividends of approximately $0.2 million and $0.5 million, respectively, for the dividends payable to holders of the Series A preferred stock.

Net Loss

For the three months ended September 30, 2011, the net loss attributable to Lenco Mobile Inc. was approximately $32.3 million, and for the three months ended September 30, 2010, net loss was $2.9 million. For the nine months ended September 30, 2011, net loss attributable to Lenco Mobile Inc. was approximately $27.0 million, and for the nine months ended September 30, 2010, net loss was $3.8 million.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"):

Our management uses EBITDA and EBITDA, as adjusted (as defined below) as a measure of our core operating performance by excluding certain non-cash expenses and derivative liabilities that may fluctuate significantly from period to period based on changes in the Company's stock price.

For the three months ended September 30, 2011, EBITDA, as adjusted was a loss of $0.6 million, compared to a loss of $2.2 million for the same period in 2010.  The primary driver for this improvement was the strong third quarter of 2011 results as compared to 2010 for our mobile services and solutions segment.  For the nine months ended September 30, 2011, EBITDA as adjusted was a loss of $3.1 million compared to a loss of $1.2 million for the nine months ended September 30, 2010.  The decline in EBITDA, as adjusted, for 2011 was primarily due to the poor operating results of our broadcast media and internet segment operated under Lenco Media Inc. and Lenco Multimedia Inc. We expect to see improved overall results for Lenco Mobile Inc. as our mobile services and solutions segment continues to meet growth expectations. We expect to see SG&A expenses continue to diminish which will also improve our future EBITDA results. Theses expense will decrease due to the following:

(1)	Cut expenses of our nonperforming, discontinued operations

(2)	Rationalize and eliminate certain corporate expenses, as well as duplicate U.S. mobile sales efforts, in the integration with iLoop

(3)	Decrease expenses by moving to our hub-based geographical operating environment

(4)	Non-recurrence of one-time professional fees related to the iLoop merger and the discontinued operations

We plan on developing our operating geographies to function and deliver results in the fashion that South African EMEA hub operates.  Within our current segment results, the South African hub comprises the vast majority of the mobile services and solutions segment results, which can be seen in “Note 11 – Segment Information” above.  This core mobile services and solutions business, continues to be profitable and for the three months ended September 30, 2011, generated profits of $0.7 million before depreciation and amortization expenses of $0.3 million.  For the nine months ended September 30, 2011, profits were $1.9 million before depreciation and amortization expenses of $0.9 million.

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

The following table provides a reconciliation of EBITDA and EBITDA as adjusted to our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributed to Lenco Mobile Inc.	$(32,334,069)	$(2,897,507)	$(26,979,166)	$(3,826,379)
Interest expense, net	6,810	126,103	26,967	472,228
Provision for (benefit from) income taxes	139,406	(257,057)	166,597	(125,173)
Depreciation and amortization	355,799	325,644	1,018,706	858,366
Depreciation, amortization within discontinued operations	1,285,017	481,770	3,825,446	1,403,777
Non-GAAP EBITDA	(30,547,037)	(2,221,047)	(21,941,451)	(1,217,181)

Compensation expense from issuance of stock and stock options - non-cash	557,802	-	1,670,675	-
Impairment loss related to continuing operations	924,636	-	924,636	-
Impairment loss related to discontinued operations	28,457,091	-	16,219,195	-
Non-GAAP EBITDA, as adjusted	$(607,508)	$(2,221,047)	$(3,126,945)	$(1,217,181)

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of approximately $0.6 million compared to approximately $9.3 million at December 31, 2010 and a working capital deficit of approximately $0.2 million compared to working capital of approximately $6.9 million at December 31, 2010.

For the nine months ended September 30, 2011, we used approximately $6.4 million of cash from operations resulting from a net loss of approximately $27.0 million offset by adjustments primarily related to impairment losses and other adjustments for depreciation, amortization, common stock, stock option compensation expense and discontinued operations totaling approximately $23.5 million, and increased by changes in operating assets and liabilities of approximately $2.9 million.

For the nine months ended September 30, 2011, cash used in investment activities was approximately $1.3 million, related to purchases of property, plant and equipment and intangible assets.

For the nine months ended September 30, 2011, cash used in financing activities was approximately $1.0 million, and related to the repayment of long-term debt of $1.4 million, offset by 2011 proceeds from the issuance of Series A Preferred Stock of $350,000 from management’s investment.

We do not anticipate that our operations will generate sufficient cash flows to support our operating activities in the fourth quarter of 2011.   In order to fund our working capital needs and the needs of the combined business with iLoop, we intend to raise funds through the sale of equity securities.  Sterling Capital Partners, Inc. an entity in which Michael Levinsohn has a beneficial ownership interest has agreed to participate in the private placement transaction, and has pre-funded a $200,000 contribution to the offering pursuant to the terms of a convertible promissory bridge note dated November 1, 2011 (the “Bridge Note”).  The amounts due under the Bridge Note bears interest at 8% per annum and are automatically converted into securities on the same terms and conditions as Lenco’s next qualified financing.  Principal and accrued interest under the Bridge Note, if not previously converted, are payable on July 31, 2012.  Except as set forth above, there are no arrangements or agreements in place with respect to the sale of any equity securities.  The information in this report does not constitute an offer of securities for sale.

We intend to raise additional capital through the sale of equity or debt securities; however, we have not reached final agreements with investors for any such financing at this time.  There can be no assurances that any future financing will be made available to us, or made available on terms that are favorable to us, or our current stockholders. If we cannot secure capital when needed, we may be forced to limit our commitment to our international expansion or curtail certain of our business operations.  See Part II, Item 1A “Risk Factors” below.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance sheet arrangements.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our financial statements included in our annual report on Form 10-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is invested in cash equivalents, for which we receive interest. The interest rates that we receive on our investments are subject to change as a result of changes in market interest rates. At September 30, 2011, we had approximately $580,000 in cash and cash equivalents, all of which are stated at fair value and have maturities of three months or less. We do not currently have any debt with floating interest rates. Accordingly, changes in market interest rates would not be expected to have a material impact on the fair value of our cash and cash equivalents at September 30, 2011 or on our interest expense.

Foreign Currency Exchange Rate Risk

During the quarter ended September 30, 2011, approximately 100% of our revenue and approximately 46% of our expenses were denominated in currencies other than the United States Dollar. We do business in South Africa, Mexico, Colombia, Asia, South Korea, Singapore, Australia and the United Kingdom and in each of these localities invoice customers and pay expenses in the local currency. Accordingly, we do have currency risk resulting from fluctuations between the local currencies in each of these jurisdictions and the United States Dollar. A hypothetical appreciation of these currencies of 10% compared to the United States Dollar on January 1, 2011 would have resulted in approximately $275,000 increase to our revenues for the nine months ended September 30, 2011 and $236,000 increase in expenses for the nine months ended September 30, 2011. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes In Internal Controls Over Financial Reporting.

The following changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

●      We have engaged a professional consultant to assist in our assessment of our internal controls.
●      As deficiencies have been found we have remediated them immediately.
●      We have implemented certain monitoring controls where resources are not available.
●      We have continued to add to our existing control documentation and test those control processes.

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

Item 1A.                      Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial position and results of operations.

We will require additional capital in order to execute our business plan, and we have no current arrangements in place for any such financing.

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

At September 30, 2011 we had cash and cash equivalents of approximately $580,000 and working capital deficit of approximately $165,000.  Net cash used in operations for the nine month period ended September 30, 2011 was approximately $6.4 million.  We expect improvement in our revenues and cash flows from operations during the fourth quarter 2011.  However, at this time we do not anticipate that our cash, cash equivalents and any cash generated from operations and borrowings will be sufficient to meet our cash requirements.

We intend to seek additional capital, through the sale of equity or debt securities, to provide sufficient working capital to continue to our operations and growth.  We may not be able to raise the needed cash. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, depending on the time, terms and pricing of the financing. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

We may not complete our planned acquisition of iLoop and even if we are successful we may not achieve all of the benefits or meet the operating objectives we anticipate from the acquisition.

On November 6, 2011 we entered into an agreement  to acquire iLoop Mobile, Inc., (the Merger Agreement)  The closing of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including the accuracy of each party’s representations and warranties, performance of all covenants, securing any relevant government approvals or third party consents, receipt of debt settlement acceptance letters and other closing certificates, and the absence of any event that could have a material adverse effect upon one of the parties or their business.  In addition to these conditions, the parties’ obligation to consummate the merger is conditioned upon:

●	each of iLoop Mobile, Inc.’s (“iLoop”)’s top executives having entered into an Employment Agreement with Lenco Mobile Inc. on terms reasonably acceptable to Lenco Mobile Inc. and iLoop;

●	certain employees of iLoop agreeing to accept the compensation provided under the Merger Agreement in lieu of deferred compensation;

●	and Lenco Mobile Inc. securing a minimum of $11.5 million in financing to fund the operations of the post merger, combined enterprise.

Either party can terminate the Merger Agreement if the closing has not occurred by February 6, 2012, or if the financing contingency has not been satisfied by December 14, 2011.  If we fail to meet all of the required conditions to closing, we may not be able to complete the acquisition of iLoop.

Even if we are successful in completing the acquisition, there is no assurance that we will receive all of the expected benefits from the combination.  Acquisitions inherently involve the assumption of certain risks and uncertainties.  The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

If the anticipated benefits of the iLoop acquisition do not materialize, or we experience difficulties integrating businesses acquired in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

As of September 30, 2011, a $260,000 convertible promissory note plus accrued interest of approximately $73,000 due to MOSD Holdings, LLC remains outstanding past its due date of March 1, 2010. MOSD Holdings, LLC has made demand for payment; however, we are currently disputing the validity of the debt and intend to vigorously pursue our rights in relation thereto. Based on the outcome of an independent mediation proceeding which occurred at the beginning of September 2011, we believe that we will be able to settle the matter on favorable terms, in the near future.

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

LENCO MOBILE INC.

By:	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
2.1	Merger Agreement dated November 6, 2011 between Lenco Mobile Inc. and iLoop Mobile Inc.	Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 7, 2011.
4.1*	Form of Bridge Note dated November 3, 2011	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 7, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
99.1	Press Release dated November 7, 2011
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith