Form 10-Q/A
period 2011-09-30
LENCO MOBILE INC.
filed 2011-11-07
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

This Form 10-Q/A updates certain information regarding the merger agreement that we entered into with iLoop Mobile, Inc. included under the Recent Developments heading under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Subsequent to the end of the third quarter, we entered into a merger agreement pursuant to which we intend to acquire iLoop Mobile, Inc. (“iLoop”).  iLoop is a leading mobile marketing company in the United States, serving major multinational customers.  iLoop’s solutions include SMS marketing and messaging, mobile coupons with point of sale integration, CRM-based messaging, location-based services and targeting, mobile sites and apps, mobile content delivery, and APIs that permit a wide range of other mobile services. iLoop offers its platform as both a managed service and a self-service SaaS (software as a service) platform with strategic professional services when needed.

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

LENCO MOBILE INC.

By:	/s/ Thomas Banks
Thomas Banks, Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document Description	Incorporation by Reference
2.1	Merger Agreement dated November 6, 2011 between Lenco Mobile Inc. and iLoop Mobile Inc.	Filed as Exhibit 2.1 to our Current Report on Form 8-K filed on November 7, 2011.
4.1*	Form of Bridge Note dated November 3, 2011	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 7, 2011.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.	Filed herewith.
32	Section 1350 Certification.	Furnished herewith.
99.1	Press Release dated November 7, 2011	Filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q filed on November 7, 2011.
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith