Form 10-K
period 2011-12-31
LENCO MOBILE INC.
filed 2012-06-22
CIK 1100202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53830

LENCO MOBILE INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3111137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2025 First Avenue, Suite 320, Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

 (206) 441-7705
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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
☐ Yes    ☒ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of the last business day of Lenco Mobile Inc.’s most recently completed second quarter (June 30, 2011) was approximately $87,606,122 (based on the average bid and asked price of $1.55 on June 30, 2011). Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of June 15, 2012, 81,621,978 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

i

EXPLANATORY NOTE

In this annual report on Form 10-K, unless the context indicates otherwise, the terms "Lenco," “Lenco Mobile,” “Company,” “we,” “us” and “our” refer to Lenco Mobile Inc., a Delaware corporation, and its subsidiaries.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

—	Our ability to obtain future financing or funds when needed;

—	Financial risk due to fluctuations in foreign currencies against the U.S. dollar;

—	Our ability to control operating costs and successfully implement our current business plan;

—	Our ability to successfully integrate the acquisition of iLoop Mobile, Inc. and realize the expected benefits of that acquisition;

—	Our ability to successfully establish and maintain relationships with wireless carriers to deliver our mobile messaging solutions on a cost-effective basis;

—	Our ability to attract and retain new customers;

—	Our ability to respond to new developments in technology and new applications of existing technology in a timely and effective manner; and

—	Our ability to manage risks associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties.

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report, as they identify important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described below under Item 1A—"Risk Factors" and elsewhere in this report, as well as in other reports and documents we file with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any forward-looking statements.

MARKET DATA AND INDUSTRY INFORMATION

We obtained market data and other industry data and forecasts used in this report from publicly available information. While we believe that the industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

ii

PART I

Item 1.                      Business.

Overview and History of Our Business

Lenco Mobile Inc. is a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Our technology and services enable our customers to implement a wide variety of mobile initiatives, including mobile marketing campaigns, mobile business process applications, and mobile customer engagement initiatives. Our technology includes mobile messaging technology, mobile web technology and supporting analytics. We combine this technology with service offerings to provide comprehensive mobile solutions. Our goal is to help our customers build and strengthen their relationships with their customers, using the power of mobile.

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation, and we have been engaged in the mobile industry since early 2008. Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, and ultimately operated as a shell company seeking a combination with another company.

The following represents a history of our business:

—
In February 2008, we entered into an exchange agreement, pursuant to which our subsidiary, Lenco International Ltd., acquired 100% of the outstanding shares of Digital Vouchers (Pty.) Ltd., from Target Equity Limited, a British Virgin Islands company. Michael Levinsohn was the founder and principal executive officer of Digital Vouchers. Promptly upon completion of the acquisition, we appointed Mr. Levinsohn as our chief executive officer.

—
In July 2008, Lenco International Ltd. established Omara Investments Limited as a subsidiary corporation in the British Virgin Islands. On August 24, 2009, we changed the name of our subsidiary Omara Investments Limited to Omara Technology Services Ltd. On November 3, 2009, we changed the name of Omara Technology Services Limited to Lenco Technology Group Limited ("Lenco Technology"). Lenco Technology acts as our international licensing operation.

—
In August 2008, we acquired Capital Supreme (Pty) Ltd., a company based in Johannesburg, South Africa, doing business as Multimedia Solutions. Multimedia Solutions has been in operation as a mobile marketing company focused on multimedia messaging services and solutions since 2005, and had ongoing business operations, customer relationships and revenue.

—	In February 2009, we changed our name to Lenco Mobile Inc.

—
In February 2009, we entered into an asset purchase agreement with Superfly Advertising, Inc. (“Superfly”), pursuant to which Superfly transferred certain online advertising assets and liabilities from its consumer loyalty group and legacy media business units to our newly formed subsidiary, AdMax Media Inc., a Nevada corporation (“AdMax”).

—	In October 2009, AdMax acquired certain assets of Simply Ideas, LLC, including websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.

—	In August 2010, AdMax entered into an asset purchase agreement with G2AA, LLC, pursuant to which we acquired assets related to an online and mobile automotive marketing business.

—
In September 2010, we completed the acquisition of Jetcast, Inc., an online and mobile entertainment company, as a wholly-owned subsidiary. Pursuant to the merger agreement, we paid $500,000 in cash and issued 4,001,235 unregistered shares of our common stock to the former Jetcast stockholders. In addition, we agreed to pay up to approximately $4.3 million in cash and up to $20.8 million in the form of unregistered shares of our common stock issuable to the former Jetcast stockholders in connection with the achievement of future revenue targets. These targets were not met and there were no additional payments of cash or issuance of shares required to be made under the agreement.

—
In December 2010, our wholly owned subsidiary, Lenco Technology, entered into an asset purchase agreement with Angelos Gateway Limited (“Angelos”). In connection with the purchase and sale agreement, Angelos sold and transferred certain software and intellectual property relating to the deployment of our signaling gateway (“SGW”) system.

—	In December 2010, AdMax sold the assets used in its online education lead generation business (“EDU Vertical”) and the name, AdMax Media Inc. to an unrelated third party.

—
In February 2011, we formally changed the name of our wholly-owned subsidiary Jetcast, Inc to Lenco Media Inc. In addition, we changed the name of our wholly-owned subsidiary AdMax Media Inc. to Lenco Multimedia Inc. Lenco Media operated our broadcast media operations, and Lenco Multimedia operated our internet operations.

—
In September 2011, we discontinued operations of Lenco Media and Lenco Multimedia to refocus our resources on our core mobile business and began pursuing alternatives to divest the broadcast media and internet segment.  We completed the divesture of our broadcast media and internet business on December 1, 2011.

—
On December 27, 2011, we acquired iLoop Mobile Inc. ("iLoop"), a U.S. based mobile marketing platform and services provider, for consideration consisting of 10,742,986 unregistered shares of common stock, 87,717 shares of Series B1 convertible preferred stock, 58,131 shares of Series B2 convertible preferred stock, the assumption of outstanding options to purchase 4,035,045 shares of common stock, and the assumption of approximately $12.9 million in existing iLoop liabilities.  In connection with the acquisition, our board of directors appointed Matthew Harris, the former chief executive of iLoop, to serve as our chief executive officer. Additionally, Mr. Harris and Jorgen Larsen, both former iLoop directors, were appointed to our board of directors and two Lenco directors, Thomas Banks and Ronald Wagner, resigned from our board.

Our continuing operations, exclusive of our acquisition of iLoop, are predominantly based in South Africa through our subsidiary Capital Supreme (Pty.) Ltd. We generated 100% of our total revenue from continuing operations in South Africa during the years ended December 31, 2011, 2010 and 2009, respectively.

Segment Information

In 2010 and 2009, we reported our operations in two segments: (i) mobile services and solutions, and (ii) broadcast media and internet. In the third quarter of 2011, we discontinued the broadcast media and internet segment and concluded the divestiture of the assets of that business segment in December 2011.

Products and Services

We provide proprietary technology, consulting, and services for mobile marketing and mobile customer engagement applications. We offer enterprises software and services to design, manage, execute and track mobile-based messaging through a variety of technologies, including multimedia message services ("MMS") and short message services (“SMS”). An SMS message is commonly referred to as a “text message”; it is a text based protocol which enables transmission of messages via a wireless carrier. An MMS message is similar, but the message contains multimedia content, such as pictures, audio or video content which is sent via a wireless carrier to a subscriber’s mobile handset.

By using our proprietary platform and proprietary services, enterprises are able to access our proprietary technology to:

—	use mobile messaging to build and strengthen relationships with their customers;
—	improve business processes;
—	simplify the development and distribution of mobile messaging;
—	improve the return on their advertising expenditures; and
—	measure the level of response for each campaign.

Our mobile messaging platform includes robust, high capacity SMS and MMS technology and allows integration of SMS, MMS and mobile website initiatives. Our MMS technology supports real-time message customization, which allows each message to be tailored to the individual recipient. To view an MMS message, a mobile phone subscriber simply clicks to open the MMS message as if it was an SMS message, and the MMS runs automatically. Our MMS messages are not streamed, but are compressed and delivered directly into the mobile handset, where they are available to be viewed repeatedly. The MMS message can be stored and retrieved at a later date, or forwarded to another mobile subscriber.

Our products and services include:

—
Signaling gateway solution.  Our signaling gateway ("SGW") solution manages the compilation and distribution of MMS and SMS messages for enterprises.  We are able to compress rich data files by up to 80% and deliver them through the wireless carriers to mobile subscribers. Our technology allows our bulk MMS messaging server to deliver up to 1,000 MMS messages per second (and higher with multiple instances) and has the capacity to send over one million MMS messages per hour. Our SGW includes location-based services, as well as MM7 and SS7 protocol technology.

—
Mobile Statements creation and delivery.  We offer a Mobile Statement application, which delivers consumer statements, such as bank statements and utility bills, directly to mobile devices. The application includes a delivery report option, which reports receipt of the statement by the consumer. This application  gained significant acceptance among our existing customers in South Africa in 2011, and we will seek to expand the market for this product in 2012.

—
Mobile marketing campaign design and management. We offer a comprehensive SMS and MMS messaging campaign design and management system that provides enterprises and advertisers a simple and graphical user interface to crease construct quality MMS and SMS messages.

—
Mobile web site creation.  We design, build and manage high-traffic mobile websites. Mobile sites are internet sites that are designed for and accessed via a mobile phone. Mobile sites provide a full range of services, which can be used by consumers to access everything from bank accounts to mobile content sites.

Our Strategy

There are approximately 5.9 billion mobile device subscribers globally.  This represents approximately 87% of the world’s population. Our business is based on our core belief that the most effective way for a business to communicate with its customers is through mobile devices. Thus, our mission is to combine unique technology and comprehensive services to enable our customers to use mobile solutions to build and strengthen relationships with their customers. Our technology includes messaging – simple and rich media messaging – and mobile web technology. We also provide technology that enables measurement and analysis of mobile initiatives and provide strategic and technical services.

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. A significant driver for growth in 2011 was the expansion of our customers’ use of our Mobile Statement solution in South Africa. Our goal is to replicate the South African customers' use cases in Mobile Statement delivery in other developing countries. These countries lack pervasive penetration of personal computer ownership, internet connectivity and physical mail infrastructure. Further, with the acquisition of iLoop, we acquired a number of large U.S. customers that primarily use SMS messaging. We will seek to leverage these customer relationships and convert them to our broad offering of mobile solutions.

Customers

Our customers are large enterprises, including financial institutions, consumer brands, retailers and health care providers, as well as marketing agencies. Historically, our core operations predominately have been conducted in South Africa.  In 2011, all of our revenues from continuing operations were generated in South Africa. We had three customers that accounted for approximately 51% of our revenue from continuing operations in 2011. Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 26% of our revenues from continuing operations during 2011 and approximately 45% of our revenues from continuing operations in 2010.  Mr. Price Group Ltd, a large South African retailer, accounted for approximately 13% of revenues from continuing operations in 2011 and 0% of revenues from continuing operations in 2010. African Bank accounted for approximately 12% of revenues from continuing operations in 2011 and 3% of revenues from continuing operations in 2010. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues. We have month-to-month purchase order agreements with these customers.

With the acquisition of iLoop in December 2011, we acquired a number of enterprise customers in the U.S. that historically have utilized SMS messaging. We believe that many of these customers ultimately will convert to MMS messaging as we make this technology available to them.

Vendors

Our principal vendors are wireless carriers and wireless carrier messaging aggregators which allow us to send mobile messages for our customers. Our vendors' ability to consistently and reliably deliver mobile messaging at competitive rates may affect our competitiveness and profitability. In the U.S., we have long term contracts structured on a per message fee with volume discounts. In South Africa, we purchase bulk message services from wireless carriers on which we depend for a significant portion of our messaging services on a purchase order basis.

We currently rely on two wireless carriers in South Africa for delivery of substantially all of our MMS business:  Vodacom (Pty.) Ltd. and MTN Group Ltd., both located in South Africa. We purchase bulk message services from Vodacom and MTN Group on a purchase order basis and do not have long-term contracts to protect our access to their networks or the prices we pay for network access. If the networks of either of these mobile operators should for any reason fail or become impaired, or if one or both of these wireless carriers were to apply protocols to block certain messages or increase prices, services to our customers and our business and financial condition could be materially adversely impacted.

Sales and Marketing

We sell our technology and services directly through our global sales force and indirectly through our reseller partners. We reorganized and condensed our international sales teams in 2011.  We currently maintain sales offices or personnel in a number of cities in the United States and in South Africa.  Our 2012 sales efforts will be staffed out of our South African and U.S. operations. As of December 31, 2011, our sales organization was comprised of 26 individuals: 17 in North America and 9 in South Africa. Our sales efforts are primarily in the countries in which the sales people reside.

Where we can identify a qualified reseller partner, we have entered into non-exclusive reseller relationships for certain U.S. markets pursuant to master license agreements. Under these agreements, we provide technology and sales support to the reseller partner, who typically pays us an initial fee and a pre-agreed percentage of revenue for the support. Currently, we have three reseller partners in the U.S.

Seasonality

Our business is subject to seasonal fluctuations related to the advertising spend by our customer. Other factors such as the general economic climate and the addition or loss of large customers will also affect our business. In many cases, enterprises plan their advertising campaigns up to one year in advance and we are dependent on their budgets for a significant percentage of our revenue. We are continuing to develop product solutions, such as mobile statements, which will be less susceptible to seasonal fluctuations.

Technology and Operations

Our operations and related infrastructure are located at our facilities in Seattle, Washington, San Jose, California, Krakow, Poland, and Johannesburg, South Africa. We run our data center operations principally through third-party providers located in Dallas, Texas, and Chicago, Illinois, and through data center operations in Johannesburg. We employ technical operations staff in all locations except Seattle. Our infrastructure is designed using load-balanced web server tools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. Scalability is achieved through use of advanced application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual applications and operating systems to scale independently as required by volume and usage. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms. If a problem occurs, appropriate engineers are notified and corrective action is taken. Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality control system, then verified in a staging environment, and finally deployed to the production system.

Research and Development

We are committed to continuing to enhance our underlying technology and to innovate and incorporate new technologies and features into our platform and services. As of December 31, 2011, our research and development organization consisted of 41 employees, 7 in South Africa, 29 in Poland and 5 in North America. We incurred $912,938, $322,538 and $262,316 on research and development for the years ended December 31, 2011, 2010 and 2009, respectively. We currently expect that our research and development costs in 2012 will comparable to those in 2011.

Intellectual Property

We believe our technology includes valuable intellectual property, and we rely on a combination of trademark, copyright, trade secret laws, pending patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our products and services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have filed patent applications covering elements of our products and services offering, but no patents have been issued to date.

Competition

The market for mobile messaging and mobile web solutions is rapidly evolving and intensely competitive. We compete with companies of all sizes in select geographies that offer solutions that compete with single elements of our product and service offerings, such as mobile advertising networks, mobile website and content creators, mobile payment providers, aggregators, providers of mobile publishing and application development and providers of mobile analytics. We also compete at times with interactive and traditional advertising agencies that perform mobile marketing and advertising as part of their services to their customers. Wireless carriers may also decide to develop and distribute their own mobile campaigns.  If wireless carriers enter the mobile advertising market as publishers, they might refuse to distribute some or all of our messages or might deny us access to all of part of their networks.

Our approach to our market is to provide integrated technology and services that together offer a comprehensive solution for engaging customers through mobile. Although there are numerous point solution providers that offer varying individual or in some cases combinations of the various technology services similar to the services we offer, there are very few competitors that offer a comprehensive solution similar to ours. These competitors include Velti plc, Mogreet, Inc. and Augme Technologies, Inc. We compete based on a number of factors, including cost, geographic network coverage, multiple messaging type, device support, quality of service, platform functionality and features, ease of implementation, ease of use, ease of management and adaptability to changing demands and technology.  Many of our competitors have longer operating histories, stronger brand and consumer recognition, and significantly greater financial, marketing and other resources than we do.

Although mobile applications ("apps") are expected to play a role in consumer marketing, we do not believe that mobile apps will supplant SMS, MMS and mobile web. Mobile apps themselves are inherently limited. In general, the market for mobile apps is dependent on connectivity with the mobile handset and operating systems they were built to support and requires a user to be proactive in downloading and opening the app as their need arises. Browser based connections and apps are accessed by subscribers on a "pull" basis, as opposed to SMS and MMS services, which are typically transmitted via the wireless carriers on a "push" when an outbound message is sent. Because we are able to deliver our mobile messaging products and services primarily through "push" channels to a large number of consumers across a wide range operating systems, we believe that our technology platform supports more effective marketing and business process solutions, such as bill presentment and marketing campaigns, than mobile apps.

Government Regulation

Our operations, products and services are subject to regulation by federal, state and foreign governments and regulatory authorities in the jurisdictions where we operate.  Laws and regulations that apply to internet communications, commerce and advertising are becoming more prevalent. These laws and regulations could affect the costs of communicating on the Web or via mobile devices and could adversely affect the demand for our mobile messaging solutions or otherwise harm our business, results of operations and financial condition.

For example, in the U.S., the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (or the CAN-SPAM Act) establishes requirements for Web-based advertisements and imposes penalties of up to $16,000 for each advertisement that violates those requirements.  The Telephone Consumer Protection Act prohibits text messages sent with an auto dialer without the prior express consent of the recipient.  The Act provides for a penalty of $500 per violation.  Our customers may be subject to the requirements of these laws, and/or other applicable state or foreign laws and regulations affecting electronic marketing.  If our customers’ mobile campaigns are alleged to violate applicable laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these laws and regulations, we could be exposed to liability.

In addition, the U.S. Federal Trade Commission in March 2012 issued its report, "Promoting Consumer Privacy in an Era of Rapid Change."  The report calls for enactment of federal data privacy and security legislation, and calls on the industry to adopt "do not track" mechanisms through which consumers may opt out of receiving targeted advertisements.  Industry groups like the Mobile Marketing Association and Direct Marketing Association have adopted or may adopt best practices or other guidelines that address issues such as user privacy, spy ware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services.  Such legislation, regulation, or best practices could hinder growth in the use of the Web or mobile messaging generally and adversely affect our business.

Consumer Protection and Privacy Rights

We do not facilitate the delivery of spam messages to mobile phone subscribers. Prior to the delivery of a mobile message we ensure that there is an existing relationship between us, the wireless carrier or the enterprise and the subscriber to whom the message is being delivered, in which the subscriber has agreed to receive messages.

We collect personally identifiable information from consumers with the consumer’s permission. The consumer provides this permission by opting into one of our programs. We store personally identifiable information securely and do not use the data without the explicit, knowing permission of the consumer which is gained at the time we collect the data.

Our customers retain the right to use data they have obtained through explicit permission from a consumer. We rely on our customers’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign. If our customers provide databases of their consumers, we can use this data on behalf of those customers, again pursuant to their consumer privacy policies. We rely on our customers to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have an opt-in relationship with the customer, (2) have an opportunity to share their consumer privacy policies with their customer, and (3) provide an opportunity to opt-out.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving internet advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information. In addition, we use non-personally identifiable information that we receive from websites, pursuant to their consumer privacy policies, about their visitors’ general demographics and interests to target appropriate advertising to the websites

We use “cookies,” among other techniques, to measure and report non-personally identifiable information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user’s hard drive. Cookies cannot read information from the web user’s hard drive; rather they allow websites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used, however, to record user preferences in order to allow personalization features such as stock portfolio tracking and targeted news stories.

We are compliant with the Platform for Privacy Protection Project, or P3P, compliance criteria. P3P is the most current privacy standard effort in our industry, providing simple and automated privacy controls for internet users.

Employees

As of December 31, 2011, we had a total of 96 employees, 43 in North America, 26 in South Africa and 27 in Poland. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Available Information

Our corporate website is located at www.lencomobile.com. Information on or available through our website is not, and should not be considered, part of this annual report on Form 10-K. Through our website, we make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after filing such information with, or furnishing it to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can get further information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item1A.	Risk Factors.

Investors should carefully consider the risks described below before deciding whether to invest in our securities. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. This report as well as our other filings with the Securities and Exchange Commission also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks Related to Our Business and Industry

We have a history of net operating losses and may continue to suffer losses in the future.

For the years ended December 31, 2011, 2010 and 2009, we had net losses of approximately $30.0 million, $7.6 million, and $1.6 million, respectively. For the year ended December 31, 2011, we had negative operating cash flows of $5.4 million.  We anticipate that we will continue to incur significant losses for the foreseeable future.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the market place, market and general economic conditions, cost control, and our ability to raise capital on acceptable terms. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result for the outcome of these uncertainties. Furthermore the development and expansion of our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

We will require substantial additional capital in order to fund our continuing operations and execute our business plan, and our future access to capital is uncertain and additional financings may have dilutive or adverse effects on our stockholders.

At December 31, 2011 we had cash and cash equivalents of approximately $3.1 million and working capital deficit of approximately $11.6 million. Net cash used in operations for the year ended December 31, 2011 was approximately $5.4 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

We will require additional financing to support our working capital needs, pay our outstanding indebtedness and to fund our strategic growth. However, new debt or equity financing arrangements may not be available to us on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets and uncertainties about current global conditions may affect our potential financing sources and other opportunities. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding. We presently are unable to identify any meaningful cost containment measures that would not jeopardize our business growth. Moreover, if we are unable to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

The uncertainties relating to our ability to execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2011 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse affect on our business, financial condition and results of operations.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include a loan from Bridge Bank having an outstanding principal balance of $3.0 million at December 31, 2011 (the "Bank Loan"). Interest on the Bank Loan is prime plus 0.45% and was 3.7% at December 31, 2011. Interest is payable monthly and the principal is due in July, 2013. The Bank Loan is secured by certificates of deposit owned by Jorgen Larsen, a member of our board of directors. There is no written agreement between us and Mr. Larsen addressing our respective rights and obligations in the event that the Bank seizes the collateral upon a default under the Bank Loan. Any successful claim against us by Mr. Larsen related to such default and loss of collateral may adversely affect our cash position and business. We are working to refinance or replace the Bank Loan; however, there can be no assurance that we will be able to do so on terms acceptable to us, if at all. In connection with the iLoop acquisition, we also issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations. Additionally, retention bonus obligations of $4.1 million as of December 31, 2011, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations are due on July 1, 2012, December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach of the agreements is the accrual of interest at an annual rate of 6%. We do not plan to pay these obligations until such time as our resources permit. If we are unable to generate sufficient cash from operations, or otherwise obtain sufficient cash by other means, such as a future debt or equity financing, to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

The mobile messaging and mobile web market may deteriorate or develop more slowly than expected, either of which could harm our business.

If the market for mobile messaging and mobile web deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of mobile communications. The mobile messaging and mobile web market is relatively new and rapidly evolving. As a result, future demand and market acceptance for mobile messaging and mobile is uncertain. Additionally, we must compete with traditional marketing media, including television, print, radio and outdoor advertising, for a share of our clients’ total advertising budgets.

Businesses, including current and potential clients, may find mobile messaging and mobile web to be less effective than traditional communication methods or other technologies for promoting their products and services, and therefore the market for mobile messaging and mobile web may deteriorate or develop more slowly than expected, or may develop using technology or functionality that we did not anticipate and may be unable to timely develop. These challenges could significantly undermine the commercial viability of mobile messaging and harm our business, operating results and financial condition.

Our business is subject to risks generally associated with the advertising industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the advertising industry, many of which are beyond our control. These risks could negatively impact our operating results.

Potential marketing related risks include the following:

—	the commercial success of our customers' brands;

—	economic conditions that adversely affect discretionary consumer spending;

—	changes in consumer demographics;

—	the availability and popularity of other forms of media and entertainment; and

—	critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

We are an early stage company and face increased risks and uncertainties inherent to companies that are still developing their business.

Any evaluation of our business and our prospects must be considered in the light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As an early-stage company in the rapidly changing mobile industry, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

—	expand our distribution channels, including wireless carrier networks;

—	successfully establish direct and indirect sales channels, and develop effective value propositions to attract enterprises to our messaging platform;

—	develop and deliver high-quality content for advertisements and promotions that achieve significant market acceptance;

—	respond to market developments, including next-generation software and mobile messaging platforms, emerging technologies and pricing and distribution models;

—	establish and implement integrated financial and accounting policies, procedures, systems and controls;

—	enhance our information technology and processing systems;

—	successfully integrate products or companies that we may acquire;

—	execute our business and marketing strategies successfully; and

—	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer. In addition, accomplishing many of these efforts might be very expensive, which could adversely impact our operating results and financial condition.

We became engaged in our current business in early 2008; however, the Company was incorporated in 1999. There may be risks and liabilities that are unknown to our management resulting from operations prior to our implementation of our current business plan.

The Company was incorporated in 1999. However, we became engaged in the mobile industry in early 2008. Between 1999 and 2008, the Company was engaged in different lines of business, including discount brokerage, financial services, mortgage banking and apparel. The Company also existed as a shell company for a period of time seeking a combination with another company. Our current management was not involved with the Company prior to early 2008. There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to our current management and therefore are not disclosed in this report.

Our limited operating history may not serve as an adequate basis to judge future prospects and results of operations.

As a result of our short operating history, we have limited financial data that can be used to evaluate our business. In addition, we have completed a number of acquisitions and dispositions of assets over the past three years, including, most recently as of the date of this report, the significant acquisition of iLoop. As a result, our historical financial statements and results of operations may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

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

Factors that may contribute to fluctuations in our quarterly results include:

—	our current reliance on large-volume orders from only a few customers;

—	fluctuations in the number of new mobile advertisements or levels of advertising expenditure by major enterprises;

—	our competitors may take more significant market share for similar products offered by us to our major clients;

—	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

—	the popularity of new campaigns and promotions released in prior periods;

—	the expiration of existing content licenses for particular promotions;

—	changes in pricing policies by us, our competitors or wireless carriers and other distributors;

—	changes in the mix of products and services we are able to sell which may have varying gross margins;

—	fluctuations in the overall consumer demand for mobile devices, mobile campaigns and related content;

—	strategic actions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

—	general economic conditions in countries which are in our target markets;

—	our success in entering new geographic markets;

—	the timeliness and accuracy of reporting from wireless carriers and aggregators;

—	the seasonality of our industry;

—	the timing of compensation expenses associated with equity compensation grants;

—	the timing of charges related to impairments of goodwill and intangible assets; and

—	decisions by us to incur additional expenses, such as increases in marketing or research and development.

In addition, we may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter.

We are dependent upon relationships with wireless carriers and aggregators who control access to their networks and comprise a significant portion of our costs of sales. If we cannot secure access to the wireless carriers’ networks at reasonable rates, our ability to generate revenues and profits will be significantly impaired.

We typically charge enterprises a fee for sending out SMS or MMS messages to their customers. We contract with wireless carriers or aggregators to send the SMS or MMS messages over their networks. We generate gross profit on the difference between the price we charge the enterprise and the price we pay to the wireless carrier. Our principal vendors are wireless carriers and wireless carrier messaging aggregators which allow us to send mobile messages for our customers. Our vendors' ability to consistently and reliably deliver mobile messaging at competitive rates may affect our competitiveness and profitability. Those relationships do not grant us exclusive access to those networks and third parties are allowed similar access to the network. We currently have access for SMS messaging to the majority of wireless carriers in the world through aggregation agreements. If, for any reason, we are unable to secure or maintain relationships with wireless carriers or wireless aggregators we will not be able to generate additional revenues and our business will not develop.

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

We currently rely on two wireless carrier vendors for delivery of substantially all of our MMS business, and expect to be dependent on a limited number of wireless carrier vendors for the foreseeable future. The loss of or a change in any significant wireless carrier vendor, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

We currently rely on two wireless carrier vendors for delivery of substantially all of our MMS business:  Vodacom (Pty) Ltd. and MTN Group Ltd., both located in South Africa. While we are attempting to establish relationships with a number of wireless carriers, we expect that we will continue to generate a substantial majority of our revenues through distribution relationships with fewer than twenty wireless carriers for the foreseeable future. If we are unable to establish relationships with other wireless carriers, or if any of the wireless carriers with which we currently have a relationship denies us access to their MMS network infrastructure, or terminates or modifies the terms of its agreement with us, or if there is consolidation among wireless carriers, our operating results and financial position may be adversely affected.

We do not have long-term agreements with the wireless carriers on which we rely for delivery of a significant portion of our messages, and any limitations or increases in cost of network access could adversely affect our business and financial position.

We purchase bulk message services from Vodacom, MTN Group and other wireless carriers on which we depend for a significant portion of our message services on a purchase order basis. We do not have long-term contracts with these wireless carriers to protect our access to the network or the prices we pay for network access. Any inability to access wireless carrier networks at reasonable rates would have a substantial negative impact on our business.

If wireless carriers increase rates that they charge us for sending messages, we may be forced to increase our prices to enterprises. Higher prices to enterprises may cause enterprises to look for alternative forms of mobile messaging or otherwise decrease the amount of business that they do with us. If we incur rate increases from wireless carriers and cannot pass the increase on to the enterprises, we may experience declines in our gross margins and profitability. Wireless carriers also have control over billings and collections for our messages and services. If a wireless carrier or its third party service provider provides billing and collection services to us which are defective and inaccurate, our revenues may be less than anticipated or may be subject to refund at the discretion of the wireless carrier or our customers.

We currently rely on a limited number of customers for a substantially portion of our revenue. The loss of or a change in any significant customer, including its credit worthiness, could materially reduce our revenues and adversely impact our financial position.

In 2011, all of our revenues from continuing operations were generated in South Africa. We had three customers that accounted for approximately 51% of our revenue from continuing operations in 2011. Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 26% of our revenues from continuing operations during 2011 and approximately 45% of our revenues from continuing operations for 2010.  Mr. Price Group Ltd, a large South African retailer, accounted for approximately 13% of revenues from continuing operations in 2011 and 0% of revenues from continuing operations in 2010. African Bank accounted for approximately 12% of revenues from continuing operations in 2011 and 3% of revenues from continuing operations in 2010. We have month-to-month purchase order agreements with these customers and their continued long-term use of our services is not assured. The loss of any key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues. Moreover, having our revenues concentrated among a limited number of customers creates a concentration of financial risk for us, and in the event that any significant customer is unable to fulfill its payment obligations to us, our operating results and cash position would suffer.

Our customer contracts lack uniformity and often are complex, which subjects us to business and other risks.

Our customers include large enterprises that have substantial purchasing power and negotiating leverage. As a result, we typically negotiate contracts on a customer-by-customer basis and sometimes accept contract terms not favorable to us to close a transaction, including indemnity, limitation of liability, refund, penalty or other terms that could expose us to significant financial or operating risk. If we are unable to effectively negotiate, enforce and accurately and timely account and bill for contracts with our key customers, our business and operating results may be adversely affected.

In addition, we have contractual indemnification obligations to our customers, most of which are unlimited in nature. If we are required to fulfill our indemnification obligations relating to third-party content or operating systems that we provide to our customers, we intend to seek indemnification from our suppliers, vendors, and content providers to the full extent of their responsibility. Even if the agreement with such supplier, vendor or content provider contains an indemnity provision, it may not cover a particular claim or type of claim or may be limited in amount or scope. As a result, we may or may not have sufficient indemnification from third parties to cover fully the amounts or types of claims that might be made against us. Any significant indemnification obligation to our customers could have a material adverse effect on our business, operating results and financial condition.

We may engage in acquisitions, investments or dispositions that could disrupt our business, cause dilution to our stockholders and harm our operating results or financial condition.

We have undertaken strategic acquisitions in the past. Our acquisitions of the iLoop and Capital Supreme (Pty.) Ltd. form the core of our current business. However, acquisitions involve risks and uncertainties and do not always realize their potential.  For example, in September 2010, we acquired our broadcast media business through the acquisition of Jetcast, Inc. However, a year after this acquisition, our broadcast media business had not generated any meaningful revenue and, in December 2011, we completed the divestiture of this business. In addition, certain acquisitions of by us have not been fully integrated into our service and product offerings, due primarily to order of priority constraints and the costs and time necessary to effect such integration. We are unable to predict with certainty the costs required to complete the integration of acquired businesses, such as iLoop, or what the market acceptance will be for the products and services we acquire.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations and acquisitions of, or investments in, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

—	diversion of management time and a shift of focus from operating the businesses to issues related to integration and administration;

—	declining employee morale and retention issues resulting from changes in compensation, management, reporting relationships, future prospects or the direction of the business;

—
the need to integrate each acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

—	the need to implement controls, procedures and policies that the acquired companies lacked prior to acquisition;

—
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries; and

—
liability for activities of the acquired companies before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the anticipated benefits of any future transactions do not materialize, or we experience difficulties integrating the business of iLoop or any other businesses we may acquire in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.  Moreover, the terms of acquisitions may require that we make future cash or stock payments to stockholders of the acquired company, which may strain our cash resources or cause substantial dilution to our existing stockholders at the time the payments are required to be made.

To the extent we elect to divest or discontinue any portion of our business, such as the disposition of our broadcast media and internet business in December 2011, such actions may have an adverse effect on our business.  The discontinuance or divestiture of a product line, or business unit, could cause disruption in our operations and may be distracting to management or our workforce in general.  In addition, although any such actions would be designed to improve our long-term results of operations, our near term results could suffer, and there can be no assurance that we would realize the benefits of any such actions.  Moreover, in connection with any such disposition, we may be required to indemnify purchasers and other persons from certain liabilities of the business, which could have a material adverse impact on our retained business and results of operations if we incur liability under those provisions.

We face exchange rate and currency control risks as a result of our international operations.

We have staff and offices in the United States, Poland and South Africa. As such, we have revenues and expenses in multiple currencies. Consequently, we are exposed to currency fluctuations without a hedging structure in place for significant changes in currency values relative to the U.S. dollar. As we continue to expand internationally, we anticipate currency risk management becoming a more important aspect of our business. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any.  If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

We anticipate earning a significant portion of our future revenue and profits in foreign jurisdictions. Certain countries, including South Africa, have various restrictions and controls on bringing currency into, or distributing currency out of, their country. If we are unable to effectively move and allocate capital among our operating entities it could have a material impact on our financial condition and cash position.

We face added business, political, regulatory, operational, financial and economic risks as a result of our international operations, any of which could increase our costs and hinder our growth.

International sales, generated primarily in South Africa, represented 100% of our revenues in 2011.

We plan to continue to expand internationally in other foreign jurisdictions. There are inherent risks in operating in developing countries and we might from time to time be exposed to risks outside of our core business. Risks affecting our international operations include:

—	political, economic and social instability including military and terrorist attacks;

—	compliance with multiple and conflicting laws and regulations;

—	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

—	potentially adverse tax consequences resulting from changes in tax laws;

—	challenges caused by distance, language and cultural differences;

—	difficulties in staffing and managing international operations;

—	potential violations of the U.S. Foreign Corrupt Practices Act, particularly in certain emerging countries in East Asia, Eastern Europe and Latin America;

—	longer payment cycles and greater difficulty collecting accounts receivable;

—	restrictions on the repatriation of earnings;

—	protectionist laws and business practices that favor local businesses in some countries;

—	price increases due to fluctuations in currency exchange rates;

—	price controls;

—	the servicing of regions by many different wireless carriers;

—	imposition of public sector controls;

—	restrictions on the export or import of technology;

—	trade and tariff restrictions and variations in tariffs, quotas, taxes and other market barriers; and

—	difficulties in enforcing intellectual property rights in certain countries.

In addition, developing user interfaces that are compatible with other languages or cultures can be expensive. Our international expansion efforts may be more costly than we expect. These risks could harm our international operations, which, in turn, could materially and adversely affect our business, operating results and financial condition.

The wireless industry is intensely competitive. If we are unable to successfully compete, our ability to retain our customers and attract new customers could decline, as would our revenues.

The mobile messaging and mobile web market is rapidly evolving and intensely competitive. Competition in the wireless industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the market potential of wireless communications products and services. In addition, new competitors or strategic transactions among competitors could emerge and rapidly acquire significant market share, to our detriment. There may be additional competitive threats from companies introducing new and disruptive solutions.

We compete with companies of all sizes in select geographies that offer solutions that compete with single elements of our product and service offerings, such as mobile advertising networks, mobile website and content creators, mobile payment providers, aggregators, providers of mobile publishing and application development and providers of mobile analytics. We also compete at times with interactive and traditional advertising agencies that perform mobile marketing and advertising as part of their services to their customers.  Wireless carriers may also decide to develop and distribute their own mobile campaigns. If wireless carriers enter the mobile advertising market as publishers, they might refuse to distribute some or all of our messages or might deny us access to all or part of their networks.

If current or potential customers prefer the products and services offered by competitors over those offered by us, we will not be able to generate or sustain sufficient revenues to develop our business. Many of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

—	longer operating histories;

—	significantly greater revenues and financial resources;

—	stronger brand and consumer recognition regionally or worldwide;

—	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

—	superior intellectual property from which they can develop better technical solutions which might be attractive to wireless carriers and enterprises;

—	relationships with wireless carriers or enterprises that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

—	greater resources to make acquisitions;

—	the ability or willingness to offer competing products at no charge or reduced rates to establish market share;

—	lower labor and development costs; and

—	broader global presence and distribution channels.

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

Any delay by us in the development or introduction of products or services or updates would allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop products and services for our customers and target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

Material weaknesses in our internal control over financial reporting have been identified.  Management did not complete its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, and there may be additional material weaknesses that have not been detected.

We completed our acquisition of iLoop on December 27, 2011.  In connection with that transaction, we reorganized our board of directors and, on December 30, 2011, appointed Matthew Harris as our new Chief Executive Officer.  Chris Dukelow was appointed our new Chief Financial Officer on February 27, 2012.  As a consequence of these events, our management did not complete its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Notwithstanding our inability to complete an assessment of our internal control over financial reporting, a number of material weaknesses have been identified in our internal control over financial reporting as of December 31, 2011.  Specifically, we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting practices ("GAAP"). These material weaknesses are deficiencies that create a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are in the process of remediating these material weaknesses, as more fully described under Part II, Item 9A--“Controls and Procedures” below, and may identify areas for further attention and improvement. We cannot be certain that any remedial measures we have begun to take, or intend to take, will adequately remediate these weaknesses. A failure to remediate weaknesses in our internal control over financial reporting may prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

Because management did not complete its assessment, there may be additional internal control weaknesses as of December 31, 2011 that have not been identified.  In addition, because management did not complete its assessment, our independent registered public accounting firm was unable to render an opinion on the effectiveness of our internal control over financial reporting.  We cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

System or network failures or deficiencies could reduce our sales, increase costs or result in a loss of revenues or customers who use our services.

We rely on wireless carriers and other third-party data carriers to deliver MMS messages and advertising content to end users and to track and account for the downloading of our messages and advertising content. Some of our technologies for enhancing the performance of our platform are dependent on specific types of access to the wireless carrier’s network. If the wireless carrier is unable to provide us with the level of connectivity we require, the standard and functionality of our services will be negatively impacted, which will in turn negatively affect our ability to provide services and generate profitability. In certain circumstances, we also rely on our own servers to deliver messages to the wireless carriers and to deliver on demand content to end users through the wireless carrier’s networks. Any technical problem with wireless carriers, third party service providers or our billing, delivery or information systems or communications networks could result in the inability of the wireless carriers, or a mobile subscribers to download our content.

From time to time, wireless carriers may experience failures with their billing and delivery systems and communication networks, including gateway failures that reduce their ability to distribute MMS messages and advertising content. Any such technical problems could cause us to lose revenues or incur substantial repair costs and distract management from operating our business.

Our own computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts and natural disasters. We lease data center space in Chicago, Illinois, Dallas, Texas and Johannesburg, South Africa. Despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. In the event of failure, the various data centers and communications systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

The mobile marketing industry is, and likely will continue to be, characterized by rapid technological changes, which will require us to develop new products and service enhancements, and could render our existing services obsolete.

The market for mobile marketing services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile messaging solutions and continue to develop and introduce on a timely basis new, innovative mobile messaging services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. We may not be able to successfully use new technologies or adapt our current and planned services to new customer requirements or emerging industry standards. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing services obsolete, unmarketable or uncompetitive from a pricing standpoint.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our network system stores data about consumers who have previously interacted with us, customers’ proprietary mobile distribution lists, and other critical data. Any accidental or willful security breaches or other unauthorized access to consumer information stored on our systems could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

Many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

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

Our relationships with our reseller partners may be terminated or may not continue to be beneficial in generating new customers, which could adversely affect our ability to increase our customer base.

If we are unable to maintain our contractual relationships with existing reseller partners or establish new contractual relationships with potential reseller partners, we may experience delays and increased costs in adding customers, which could have a material adverse effect on us. The number of customers we are able to add through these marketing relationships is dependent on the marketing efforts of our partners over which we exercise very little control. A significant decrease in the number of gross customer additions generated through these relationships could adversely affect the size of our customer base and revenue.

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new products or services or retain and attract customers.

At this stage of our operations, we do not have an extensive management or employee base. Accordingly, we rely heavily on the actions of relatively few key personnel, including the Executive Chairman of our Board of Directors, Michael Levinsohn, our new Chief Executive Officer, Matthew Harris, the Chief Executive Officer and President of our Capital Supreme (Pty) Ltd. subsidiary, Jonathan Fox, and our new Chief Financial Officer, Chris Dukelow. The loss of the services of any of these officers or any other key personnel may adversely affect our ability to achieve our business goals.

In addition, our ability to expand our business also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new products or services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. We do not maintain key person life insurance on our employees and have no plans to do so.

If we fail to manage future growth effectively, our business could be harmed.

We operate in an emerging technology market and, if we are able to execute successfully on our business plans, expect to experience significant growth in our business. Any such growth would place significant demands on our management, operational and financial infrastructure. If we are to be able to grow effectively in the future and to manage such growth, if achieved, we must succeed in the realignment of our strategic path and improve and continue to enhance our managerial, operational and financial controls, and train and manage our employees. We must also manage new and existing relationships with customers, suppliers, business partners and other third parties. These activities will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization during periods of growth, our results of operations may suffer, and we may be unable to achieve our business objectives.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

We rely on a combination of trademark, copyright, trade secret laws, pending patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our products and services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have filed patent applications covering elements of our products and services offering, but no patents have been issued to date. Any future patents that may issue may not survive a legal challenge in their, scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or our reliance upon copyright, trades secrets and proprietary rights agreements to adequately protect our technology may make it easier for our competitors to offer similar products or technologies.  In addition, patents may not issue from any of our current or future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our intellectual property may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, including South Africa and other countries in which we may conduct business, do not protect our proprietary rights to as great an extent as do the laws of the U.S. Further, the laws of the U.S. and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our technologically advanced features, which could seriously reduce demand for our products and services. In addition, we may in the future to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business whether or not such litigation results in a determination favorable to us. Further litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

We cannot be certain that our services do not and will not infringe the intellectual property rights of others. Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, divert management's attention and resources and adversely affect our relationship with our customers or future customers.  In addition to liability for monetary damages, which may be trebled and may include attorneys' fees, we may be prohibited from developing, commercializing or continuing to provide certain of our messaging services unless we obtain licenses from the holders of the patents or other intellectual property rights.  We cannot assure shareholders that we will be able to obtain any such licenses on commercially favorable terms, or at all.  If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering or materially alter our mobile messaging services in some markets.

Our use of open source software could limit our ability to provide our platform to our customers.

We have incorporated open source software into our technology platform. Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. In that event, we could be required to seek licenses from third parties to continue offering our platform, to re-engineer our platform or discontinue use of portions of the functionality provided by our platform, any of which could have a material adverse effect on our business, operating results or financial condition.

Software and components that we incorporate into our mobile messaging solutions may contain errors or defects, which could have an adverse effect on our business.

Our mobile messaging solutions are highly technical and have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after it has been deployed. Any errors, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service cost, any of which could adversely affect our business, operating results and financial condition.

Because a significant portion of our assets are located outside of the United States, it may be difficult for investors to use the United States federal securities laws to enforce their rights against us and some of our officers and directors in the United States.

Our Capital Supreme (Pty) Ltd subsidiary is located in South Africa and a significant and increasing portion of our operating assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States, South Africa or another country outside of the United Stated and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in South African or other international courts. Further, it is unclear if extradition treaties now in effect between the United States, South Africa and/or other countries of operation would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

There are legal proceedings against us involving claims for significant damages.

We currently are a party to the legal actions described under the heading "Legal Proceedings" in Item 3 below. If we are found to be liable for the claims asserted in these legal actions, our cash position may suffer. Even if we ultimately prevail in these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core business, and our business and financial condition may be adversely affected. We believe that these actions likely will be dismissed or settled, but there is no assurance of any favorable outcome.

Risks Related to our Common Stock

Because our common stock is quoted on the Pink Over-the-Counter (“OTC”) Markets, it is illiquid and subject to price volatility unrelated to our operations.

Our common stock is currently quoted on the Pink OTC Markets.  The Pink OTC Markets is a private company that provides services to the U.S. OTC securities market, including electronic quotations, trading, messaging, and information platforms.  According to the SEC, the Pink OTC Markets is not a stock exchange.  Many institutional investors have investment policies which prohibit them from trading in stocks on the Pink OTC Markets. As a result, stock quoted on this electronic quotation system generally have limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national stock exchanges.  This thinner trading volume may result in increased price fluctuations.

The market price of our common stock has and in the future could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, our quarterly operating results, operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. Certain of these factors can have a significant effect on the market price for our stock for reasons that are unrelated to our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation against us could result in substantial costs and divert our management’s attention and resources.

Our common stock is considered a “penny stock.” The application of “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, an individual with net worth in excess of $1,000,000 (not including his/her principal residence) or annual income exceeding $200,000 (or $300,000 together with his/her spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

We have issued Series A, Series B1 and Series B2 Convertible Preferred Stock with rights preferences and privileges that are senior to those of our common stock. The exercise of some or all of these Series A, B1 and B2 Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of our common stock.

As of June 15, 2012, we had outstanding 170,634 shares of Series A Convertible Preferred Stock, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock (together, the "Preferred Stock"). The Preferred Stock have a number of rights, preferences, and privileges that are superior to those of the common stock. The holders of the Preferred Stock are entitled to cumulative dividends at the rate per share of 6.0% per annum, in the case of the Series A Preferred Stock, and 3.0% per annum, in the cases of the Series B1 and Series B2 Preferred Stock. Dividends are payable quarterly and accrete to, and increase, the outstanding stated value ($100) of the Preferred Stock and compound quarterly, in the case of the Series A Preferred Stock, and annually, in the case of the Series B1 and Series B2 Preferred Stock.

The holders of the Series A Preferred Stock are entitled to a liquidation preference payment in an amount per share equal to the stated value of the Series A Preferred Stock ($100 per share, as increased for accreted dividends), plus such amount as may be necessary to make the aggregate of all amounts paid with respect to such share of Preferred Stock equal to an internal rate of return of 30% per annum from the original issuance date, prior and in preference to any payment to holders of the Series B1 and Series B2 Preferred Stock and the common stock. Any proceeds after payment of the liquidation preference payment to the Series A Preferred Stock are payable pro rata to the holders of the Series B1 and Series B2 Preferred Stock in an amount equal to the stated value of the Series B1 and Series B2 Preferred Stock (in each case, $100 per share, as increased for accreted dividends), prior and in preference to any payments to holders of the common stock.

The holders of the Preferred Stock also have substantial voting power over the Company in certain instances. The holders of the Series A Preferred Stock are entitled to vote, on an as-converted basis, together with the holders of the common stock as a single class, except with respect any increase or decrease in the authorized shares of the common stock, as to which they have no vote.  Additionally, the Series A, Series B1 and Series B2 Preferred Stock each have certain “protective provisions,” as set forth in their respective Certificates of Designation, requiring us to obtain their approval, each voting as a separate class, before we can carry out certain actions. For example, as long as any Series A Preferred Stock is outstanding, the Company may not, without the affirmative vote of the holders of the then outstanding shares of Series A Preferred Stock, including the affirmative vote of Pablo Enterprises LLC, declare any cash dividend or distribution on the common stock or the Series B1 or Series B2 Preferred Stock, or purchase or redeem the Series B1 or Series B2 Preferred Stock or other security not explicitly senior or equal to the Series A Preferred Stock in terms of dividend rights, redemption rights or liquidation preference.

We may issue additional shares of our common stock, including through conversion of currently outstanding preferred shares, or future issuances of convertible debt securities or preferred shares, to finance future operations or complete a business combination, which would be dilutive to our stockholders and may cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities and conversion of preferred shares to common, to finance future operations or complete a business combination. The issuance of additional shares of our common stock, including through conversion of our currently outstanding Preferred Stock, or the future issuance of any number of shares of preferred stock, including upon conversion of any debt securities:

—	may significantly reduce the equity interest of our current stockholders;

—
may cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could also result in a change in management; and

—	may adversely affect prevailing market prices for our common stock.

As of the date of this report, we have 170,634 shares of outstanding Series A Convertible Preferred Stock. A holder of Series A Convertible Preferred Stock can elect to convert its Series A Convertible Preferred Stock into shares of our common stock at any time from and after the earlier of:  (i) the second anniversary of the original issue date of the Series A Convertible Preferred Stock and (ii) the date our earnings before interest, taxes, depreciation and amortization (EBITDA) over the prior four fiscal quarters exceeds $15 million. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of Series A Convertible Preferred Stock (as increased for accreted dividends) by the conversion price. The Series A Convertible Preferred Stock was issued in multiple issuances, with the earliest issuance date being September 23, 2010 and the latest issuance date being May 3, 2012. The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our EBITDA for the 15 month period ended December 31, 2011 is less than $27.0 million and our EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million, and the conversion price is reduced by an additional $0.03 per share for each $1.0 million difference between actual EBITDA for such 27 month period and $65.0 million, subject to a conversion price floor of $0.20 per share. We believe the conversion price will ultimately adjust to $0.20 per share.  If that occurs, the holders of Series A Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A Convertible Preferred Stock into approximately 85,317,000 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A Convertible Preferred shares.

We also have outstanding as of the date of this report, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock. A holder of Series B1 Convertible Preferred Stock or Series B2 Convertible Preferred Stock can elect to convert such stock into shares of our common stock.  Each share of such preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share (as increased for accreted dividends) by the conversion price. The conversion price of the Series B1 Convertible Preferred Stock is initially $0.25, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock.  The conversion price of the Series B2 Convertible Preferred Stock is initially $0.40, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock. As of the date of this report, our outstanding shares of Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock are convertible into approximately 49,619,550 shares of common stock. The number of common shares into which the Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock will convert increase as dividends continue to accrete to and increase the stated values of the outstanding Series B1 and Series B2 Convertible Preferred shares.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 40.0% of our outstanding common stock as of May 31, 2012.  As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our stock to decline.  Such concentration of ownership may increase if such persons at any time convert shares of outstanding Preferred Stock currently held by them. Our current officers, directors and 5% shareholders and their affiliates beneficially own approximately 15.0% of our outstanding Series A Preferred Stock, approximately 49.9% of our outstanding Series B1 Preferred Stock and approximately 52.9% of our Series B2 Preferred Stock as of May 31, 2012.

We are unlikely to pay cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC.  Our ability to pay dividends similarly may be restricted from time to time by the terms of any future debt and preferred stock. Our ability to pay dividends similarly may be restricted from time to time by the terms of any future debt and preferred stock.

We are currently subject to the reporting requirements of the federal securities laws.

We are a reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders cause business expenses to be higher than they would be if our company were privately-held.

The Sarbanes-Oxley Act and rules implemented by the SEC require us to maintain certain corporate governance practices as a public company. Furthermore, we must maintain sufficient internal accounting and disclosure controls under the Sarbanes-Oxley Act. If we are unable to comply with the corporate governance and internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by such Act, which may preclude us from keeping our filings current with the SEC.

We have issued securities in private placement transactions which are subject to restrictions on transfer. Because we have been a shell company, holders of unregistered stock are subject to additional transfer restrictions under Rule 144(i) of the Securities Act of 1933.

We have issued a significant number of shares of our common stock in private placements, including in connection with acquisition transactions to build our current business operations. The holders of these "restricted shares" may rely on the provisions of Rule 144 under the Securities Act to effect sales and may resell the shares of our common stock. Because we were previously a shell company, any sale of restricted common shares under Rule 144 must meet the conditions of Rule 144(i)(2), which requires that the Company has filed all reports required to be filed with the SEC by Section 13 or 15(d) of the Exchange Act, excluding current reports on Form 8-K, for a period of 12 months preceding such sale. Accordingly, if we fail to keep such filings current, holders of restricted common shares by us would be unable to rely on Rule 144 for the resale of such securities until such time as our SEC filings are current.

Some provisions in our certificate of incorporation and bylaws may deter third parties from seeking to acquire us.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

—	only our chief executive officer or a majority of our board of directors is authorized to call a special meeting of stockholders;

—	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

—	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

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

Risks Related to Government Regulation

Our operations are subject to a number of laws and regulations. Our operating activities in South Africa are governed by the governmental and provincial commercial and labor statutes and regulations of that country, including regulations relating to employee rights, safety and health and environmental matters. In the U.S., the Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

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

Recent growing public concern regarding privacy and the collection, distribution and use of information about internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.  Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by internet service providers. The European Union’s directive addressing data privacy limits our ability to collect and use information regarding internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

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

Our customers, are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Internet Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot ensure that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.     Properties.

We lease approximately 2,700 square feet of office space in Seattle, Washington under a sublease agreement that terminates August 31, 2013. This office space houses our corporate headquarters, which includes our principal administrative, marketing and sales organizations. Monthly rental payments are $5,400 and increase to $5,569 starting January 1, 2013.

We lease approximately 5,285 square feet of office space in San Jose, California pursuant to an office lease that expires on June 30, 2013. Monthly rental payments are $9,812 and increase to $10,107 on April 1, 2013

In Johannesburg, South Africa, our Capital Supreme (Pty) Ltd. subsidiary leases approximately 921 square meters of office space pursuant to a lease that expires on September 30, 2012. Monthly rental payments under the lease are 112,000 South African Rand, or approximately $14,900 U.S. dollars, per month and increase each year under the current lease by 8%.

In Krakow, Poland our research and development branch leases approximately 350 square meters of office space pursuant to a lease that expires on December 31, 2013.  Monthly rental payments under the lease are approximately 6,600 Euro, or approximately $8,500 U.S. dollars, per month.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. Our leased facilities are comprised of general commercial office space and we believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.     Legal Proceedings.

iLoop is named as a party to Arumugam v. Mobile Verbs, Parmeet Chaddha and Loop Mobile, Inc. (sic) (Superior Court of California, Alameda County, Case No. FG 11565778, filed: 3/15/11).  iLoop was added a defendant in the matter in the Plaintiff’s first amended complaint on April 1, 2011.  Plaintiff Kannan Arumugam alleges that defendants MobileVerbs and Chaddha breached a services agreement with him in 2009 and claims iLoop has liability for such alleged breach based on iLoop’s acquisition of certain assets of MobileVerbs in February 2010.  Plaintiff seeks general damages of at least $300,000 and special damages of at least $300,000. Plaintiff’s first, second and third amended complaints were dismissed by the court with leave to amend, and Plaintiff filed a fourth amended complaint on March 29, 2012.  iLoop filed a motion to dismiss Plaintiff’s fourth amended complaint on April 20, 2012. We believe these claims are without merit and intend to vigorously defend the action.

iLoop is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836).  This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”).  ApS was a Danish subsidiary of iLoop that was declared bankrupt in July 2008.  The trustee claims that iLoop owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between iLoop and ApS.  Under the agreement, iLoop forgave $2,549,794 of debt owed by ApS to iLoop in exchange for assets developed by ApS on behalf of iLoop.  The Copenhagen City Court entered a judgment against iLoop on February 28, 2010 for the amount of trustee's claim, plus expenses.  iLoop filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action.  If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012).  Plaintiff claims breach of contract and failure to pay wages under a retention bonus agreement between Plaintiff and the Company, and seeks approximately $200,000 in wages, double damages, attorneys’ fees and costs.  The parties commenced discovery in May 2012.  We believe the claims are without merit and intend to vigorously defend against them.

We are a party to an action in Nigeria captioned Skynet Telecommunications Limited, Living the Brand Limited v. Capital Supreme (PTY) Limited, Lenco Mobile Inc. USA, Suit No: LD/117/2012 (In the High Court of Lagos State in the Lagos Judicial Division Holden at Lagos, filed March 26, 2012).  Plaintiffs claim more than $100,000,000 in damages for breach of an alleged partnership agreement with Capital Supreme (PTY) Limited.  The Company is preparing to file its Statement of Defense in accordance with applicable court procedures.  We believe the claims are without merit and intend to vigorously defend against them.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Pink Quote system maintained by Pink OTC Markets Inc., under the symbol “LNCM.” The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported on the Pink OTC Markets Inc. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012	High	Low
First Quarter	$0.30	$0.15

2011
Fourth Quarter	$0.55	$0.16
Third Quarter	$1.80	$0.36
Second Quarter	$2.40	$1.21
First Quarter	$3.20	$1.95

2010
Fourth Quarter	$3.80	$1.75
Third Quarter	$5.50	$1.05
Second Quarter	$6.45	$5.00
First Quarter	$6.40	$3.99

As of June 15, 2012, there was 81,621,978, shares of our common stock outstanding held by approximately 617 holders of record.

 Dividends

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC (or its successor).  Our ability to pay dividends similarly may be restricted from time to time by the terms of any future debt and preferred stock.

Performance Graph

 The graph below compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock with the Nasdaq Composite Index and the Russell 2000 Index for the four-year period commencing on February 18, 2008 (the date on which the Company commenced its current line of business) through December 31, 2011, our fiscal year end. The graph assumes an investment of $100 on February 18, 2008.  In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. Historical stock price performance should not be relied upon as an indication of future price performance.

Comparison of Four-Year Cumulative Total Returns
Among Lenco Mobile, Inc., the Nasdaq Composite Index and the Russell 2000 Index

300
250
200
150
100
50
0
2/18/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
LNCM
Russell 2000
Nasdaq

Item 6.      Selected Financial Data.

The selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes included elsewhere in this annual report on Form 10-K.

The selected financial data as of December 31, 2009 and 2008 and for the year ended December 31, 2008 have been derived from our audited consolidated financial statements not included herein. Our financial statements only reflect the impact of the acquisitions and discontinued operations since those dates, and therefore comparisons with prior periods are difficult.

The Company commenced its current line of business in 2008.

	For the Years Ended December 31,
	2011	2010	2009	2008

Revenue	$9,499,503	$6,082,898	$7,509,438	$1,481,148
Cost of sales	3,068,179	1,675,136	2,706,070	231,603
Gross profit	6,431,324	4,407,762	4,803,368	1,249,545

Income (loss) from continuing operations	(8,967,759)	(4,105,791)	(575,076)	29,025
Loss from discontinued operations	(5,307,725)	(5,387,032)	(998,978)	0
Gain on contingent consideration of discontinued operations	12,332,031	-	-	-
Gain (loss) on sale of discontinued operations	(28,034,173)	1,916,771	-	-
Net income (loss)	(29,977,626)	(7,576,052)	(1,574,054)	29,025

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.13)	$(0.06)	$(0.01)	$-
Discontinued operations	$(0.38)	$(0.08)	$(0.02)	$-
Net loss per share applicable to common stockholders	$(0.51)	$(0.14)	$(0.03)	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this annual report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical are “forward-looking statements” and are based on management’s present expectations about future events. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations, estimates, forecasts and projections will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described in Part I, Item 1A, “Risk Factors,” of this report, which is incorporated herein by reference. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We are a global provider of mobile messaging and mobile web solutions to large enterprises and marketing agencies. Our proprietary technology and services enable our customers to implement a wide variety of mobile initiatives, including mobile marketing campaigns, mobile business process applications, and mobile customer engagement initiatives. Our technology includes mobile messaging technology, mobile web technology and supporting analytics. We combine this technology with service offerings to provide comprehensive mobile solutions designed to enable our customers to use mobile messaging to build and strengthen relationships with their customers, to improve business processes, to simplify the development and distribution of mobile messaging, to improve the return on their advertising expenditures, and to measure the level of response for each campaign.

We have been engaged in the mobile business since early 2008. During 2009 and 2010, we reported our operations in two segments:  (i) mobile services and solutions and (ii) broadcast media and internet. In the third quarter of 2011, we refocused our resources on our core mobile business and began pursuing alternatives to divest from the broadcast media and internet segment. We discontinued our internet business in its entirety as of September 30, 2011, and completed the sale of our broadcast media assets on December 1, 2011.

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. A significant driver for growth in 2011 was the expansion of our customers’ use of our Mobile Statement solution in South Africa, which allows businesses to send account statements to customers via their mobile phone. The solution is sold on a fee per message basis and has been well-received by enterprises, including financial institutions. Revenues from our Mobile Statement solution represented approximately 64% of our total revenues in 2011. We believe that the acceptance of our Mobile Statement solution by large reference customers will allow us to expand our sales and marketing efforts to attract new enterprise customer in South Africa and other developing countries, which lack pervasive penetration of personal computer ownership, internet connectivity and physical mail infrastructure. Our current customers in South Africa include financial institutions, consumer brands, retailers, healthcare providers and marketing agencies, many of which are well-established in other countries. We anticipate that these customers will seek to replicate the benefits achieved in South Africa in the other countries in which they operate. Further, with the acquisition of iLoop, we acquired a number of large U.S. customers that primarily use SMS messaging. We will seek to leverage these customer relationships and convert them to our broad offering of mobile solutions.

Matters Affecting Comparability

Our financial performance over the past few years has been driven by many factors, principally acquisitions, the general economic conditions within our global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the availability of capital, product and project mix and the impact of restructuring initiatives. These key factors have impacted the comparability of our results of operations in the past and are likely to affect them in the future.

Recent Acquisitions

On December 27, 2011, we acquired iLoop for consideration consisting of 10,742,986 unregistered shares of common stock, 87,717 shares of Series B1 Preferred Stock, 58,131 shares of Series B2 Preferred Stock, the assumption of outstanding options to purchase 4,035,045 shares of common stock, and the assumption of approximately $12.9 million in liabilities. iLoop is a leading mobile marketing company in the United States, serving major multinational enterprises. In connection with the acquisition, our board of directors appointed Matthew Harris, the former chief executive officer of iLoop, to serve as our chief executive officer.  Additionally, Mr. Harris and Jorgen Larsen, both former iLoop directors, were appointed to our board of directors and two Lenco directors, Thomas Banks and Ronald Wagner, resigned from our board.

Recent Financing Transactions

We issued 7,500 shares of our Series A Convertible Preferred Stock in February 2011 at a purchase price of $100 per share.

In conjunction with the acquisition of iLoop in December 2011, we issued an aggregate of 36,167 shares of our Series A Preferred Stock at a purchase price of $108 per share.  The financing resulted in gross proceeds of $3.9 million. Further, 18,085 shares of our Series A Preferred Stock were issued in conjunction with the conversion of $1.45 million of outstanding debt under certain convertible bridge and other promissory notes.

Discontinued Operations

In September 2011, we refocused our resources on our core mobile business and began pursuing alternatives to divest our broadcast media and internet operations. We discontinued our internet business in its entirety as of September 30, 2011. On December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media and Lenco Multimedia, entered into an asset purchase agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Michael Hill, our former chief strategy officer, is the principal beneficial owner of MDMD Ventures. RadioLoyalty assumed substantially all of our ongoing contracts and other obligations related to the business and agreed to pay up to $2.5 million in cash. The cash portion of the purchase price is payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. The asset purchase agreement includes representations, warranties and covenants by each of the parties to the agreement that are customary for an asset sale of this kind. We agreed to indemnify MDMD Ventures and RadioLoyalty for, among other things, any breach or inaccuracy of any the representations, warranties or covenants in the asset purchase agreement. We further agreed to indemnify MDMD Ventures and RadioLoyalty against any claims made by John Williams, Jeff Pescatello and Todd Wooten arising out of the merger agreement that we entered into for the acquisition of Jetcast, Inc. in 2010. Our maximum indemnification obligation under the asset purchase agreement is $3.0 million, expires 18 months from the purchase date and payment is conditional on the other party making a claim pursuant to the procedures specified in the purchase agreement. Messrs. Williams, Pescatello and Wooten founded Jetcast, from which we acquired the assets in 2010, and managed our broadcast media business.

Subsequent Events

Between January and May 2012, we sold an aggregate of 8,882 shares of our Series A Preferred Stock at an average purchase price of $109 per share, raising aggregate gross proceeds of $1.0 million pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

Revenue Generation

We generate revenues through the licensing of our messaging platform and the performance of services. Our mobile messaging licenses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

Managed Service contracts:   Many of our customers pay us fixed monthly fees for the right to use our technology and services. We typically enter into 12 month contracts to provide mobile access gateways, back-end connectivity, MMS and SMS messaging connectivity, monitoring, quality assurance and support in exchange for a monthly retainer. Revenues from these arrangements are generally recognized ratably over the term of the contract. These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition.

Program contracts:   We enter into certain program contracts with customers, under which we provide a defined service for a fixed fee per transaction. For example, our Mobile Statement products are used by some of our customer to deliver monthly statements to the mobile phones to their respective subscribers or consumers. We typically earn a fixed fee for each statement sent to a mobile phone. Revenues from these contracts are recognized upon provision of such services.

Transaction fees:  In certain instances, we earn revenues on a transaction basis. For example, under the terms of our agreements with wireless carriers and enterprises, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers. Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

Licenses of mobile platform:  We earn royalties from the license of our platform to wireless carriers and enterprises. Our platform is connected to the wireless carriers’ data centers, and we earn fees ratably over the time period that services are provided to the wireless carrier or on a per message charge, depending on the individual agreement with the wireless carrier. With agreements that are based on a period of time in which the wireless carrier utilized the platform, revenues from the licenses are generally recognized ratably over the term of the contract in which the platform will be utilized. For those wireless carriers that pay on a per message basis, we recognize revenue in the period in which the transaction giving rise to the revenue occurs.

Advisory and service fees:  We earn consulting and service fees when enterprises hire us to assist in the design and execution of a mobile advertising campaign. We provide services from the initial conceptualization through the creation of the content, mobile website development, database design/development, and other related services to successfully implement the mobile campaign, including final product dissemination to consumers and measurement of success rates. Fees for these services are recognized as revenue when the services have been performed. Each of these services are priced, billed and recorded as revenue separately in the period in which the service is performed.

Operating Expenses

We classify our costs and expenses into six categories: cost of sales, sales and marketing, general and administrative, stock compensation expense, research and development, depreciation and amortization, and impairment loss.

Cost of Sales.   Cost of sales are fees that we pay to wireless carriers and various wireless aggregators for messaging services  It also includes third-party data center costs where we host our messaging platform. Certain third-party creative services related to our customers’ campaigns are also included. As our revenues increase and thus message volumes increase, we generally can negotiate improved message costs.

Sales and Marketing Expenses.  Our sales and marketing expenses are marketing and promotional expenditures and include direct costs attributable to our sales and marketing activities, such as conference and seminar hosting and attendance, travel, entertainment and advertising expenses. In order to continue to grow our business, we expect to continue to commit resources to our sales and marketing efforts.

General and Administrative Expenses.   Our general and administrative, or G&A, expenses primarily consist of personnel costs for all employees, except research and development employees. Additional G&A expenses include consulting and professional fees and other corporate and travel expenses. We expect that our G&A expenses will decrease in absolute dollars as we integrate iLoop into our business. We do not expect to incur the same level of professional and legal fees as we did in connection with our 2011 acquisition and divestitures.

Stock compensation expense.  This represents our share-based compensation expense resulting from the amortization of the fair value of deferred share and share option grants to each employee.

Research and Development.  Research and development expenses consist primarily of personnel-related expenses, including payroll expenses and engineering costs related principally to the design of new products and services.

Depreciation and Amortization.   Depreciation and amortization expenses consist primarily of depreciation on computer hardware and leasehold improvements in our data centers, and amortization of purchased intangibles.

Impairment Loss. These losses relate to the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We evaluate the recoverability of our long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements accompanying this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make certain assumptions and estimates about future events, and apply judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We base our assumptions, estimates, and judgment on historical experience, current trends and other factors which management believes to be relevant and appropriate at the time our consolidated financial statements are prepared. On a regular basis, management reviews its assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly. However, because future events cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are summarized in Note 1 – "Organization and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

Currency Conversion.  The business of our mobile services and solutions segment has historically been conducted in the South African Rand. All assets and liabilities are translated from foreign currencies into U.S. dollars at the exchange rates prevailing at the balance sheet dates, and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition.  We generate revenue from a variety of transactions, including retainers, program contracts, transaction fees, licenses of mobile platforms, and advisory and service fees. See the discussion under “Revenue Generation” above. Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract in the period in which services are performed or at the time a transaction occurs, to ensure revenue recognition for multiple deliverables is accounted for appropriately in our financial statements. Because a significant portion of our sales may be tied to large advertising campaigns ordered from time to time, the timing of when the revenue is recognized may have a significant impact on results of operations for any quarterly or annual period.

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

           Contingencies.  At any time, we may be involved in legal proceedings or other claims and assessments arising in the normal course of business. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and/or after analysis of each known issue. We record reserves related to those matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.

Operating Results

The discussion below pertains only to our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009

Revenue	$9,499,503	$6,082,898	$7,509,438
Cost of sales	3,068,179	1,675,136	2,706,070
Gross profit	6,431,324	4,407,762	4,803,368

Operating expense:
Sales and marketing	1,033,931	420,581	209,546
General and administrative	9,304,043	6,216,299	3,386,424
Stock compensation expense	2,081,712	-	-
Research and development	912,938	322,538	262,316
Depreciation and amortization	1,137,943	1,300,408	861,235
Impairment loss	924,636	-	-
Total operating expense	15,395,203	8,259,826	4,719,521

Income (loss) from operations	(8,963,879)	(3,852,064)	83,847

Other income (expense):
Interest expense, net	(40,875)	(722,104)	(301,611)
Other income (expense), net	-	-	(75,000)
Contingent consideration adjustment	389,257	410,075	51,847
Total other income (expense)	348,382	(312,029)	(324,764)

Loss from operations before provision for (benefit from) income taxes	(8,615,497)	(4,164,093)	(240,917)

Provision for (benefit from) income taxes	352,262	(58,302)	334,159
Loss from continuing operations	(8,967,759)	(4,105,791)	(575,076)

Loss from discontinued operations	(5,307,725)	(5,387,032)	(998,978)
Gain on contingent consideration of discontinued operations	12,332,031	-
Gain (loss) on sale of discontinued operations	(28,034,173)	1,916,771	0
Net loss	(29,977,627)	(7,576,052)	(1,574,054)

Net loss attributable to noncontrolling interest	132,165	71,613	-
Net loss attributable to Lenco Mobile Inc.	(29,845,460)	(7,504,439)	(1,574,054)

Preferred stock dividends	(677,464)	(165,193)	-
Series A Preferred Stock accretion of beneficial conversion feature	(5,348,404)	(1,458,236)	-

Net loss attributable to common stockholders	$(35,871,329)	$(9,127,868)	$(1,574,054)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.13)	$(0.06)	$(0.01)
Discontinued operations	$(0.38)	$(0.08)	$(0.02)
Net loss per share applicable to common stockholders	$(0.51)	$(0.14)	$(0.03)

Weighted average shares used in per share calculation - basic and diluted	71,211,309	66,778,400	55,824,204

The financial results for the years ended December 31, 2011, December 31, 2010 and for December 31, 2009 have been presented taking into account the divestitures of our broadcast media and internet operations in 2011 and our online EDU lead generation business in 2010. Our acquisition of iLoop was completed on December 27, 2011, and thus did not have a material impact on the year ended 2011.

Revenues

For the year ended December 31, 2011, revenues were approximately $9.5 million compared to $6.1 million in 2010. The increase in revenue of $3.4 million in 2011 was primarily attributed to the success of our Mobile Statement solution launched earlier that year, coupled with the acquisition of new customers and expansion of services to existing customers.

For the year ended December 31, 2010, revenues were approximately $6.1 million compared to $7.5 million for the year ended December 31, 2009. The decrease in revenue by approximately $1.4 million in 2010 was due to deteriorating economic conditions and lower advertising spending by customers in South Africa.

Cost of Sales

For the year ended December 31, 2011, cost of sales was $3.1 million compared to $1.7 million for the year ended December 31, 2010. The increase in cost of sales is primarily attributable to our increase in revenue in 2011 compared to 2010.

For the year ended December 31, 2010, cost of sales was $1.7 million compared to $2.7 million for the year ended December 31, 2009. The decrease in cost of sales is attributable to our decrease in revenue in 2010 compared to 2009.

Gross Margin

For the year ended December 31, 2011, gross margin as a percentage of revenues was 68% compared to 73% for the year ended December 31, 2010. We do not pay messaging fees when our largest customer, Vodacom (Pty.) Ltd., utilizes our messaging products and services for its own use, which results in 100% gross margin when Vodacom is a customer. Revenue from Vodacom, as a customer, as a percentage of total revenue decreased in 2011, resulting in a decrease in our overall 2011 gross margins.  Gross Margin varies depending on the change in product mix between the type of messaging and the wireless carrier network over which the messages are sent. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future trends.

For the year ended December 31, 2010, gross margin as a percentage of revenues was 73% compared to 64% for the year ended December 31, 2009. The increase in gross margin was primarily a result of significant revenue in 2010 coming from Vodacom.  Messaging mix in 2009 was heavily weighted towards SMS messaging, which is lower in margin than MMS messaging services.

Operating expenses

Sales and marketing expenses for the year ended December 31, 2011 were approximately $1.0 million compared to $0.4 million for 2010.  Sales and marketing costs increased in 2011 due to increased sales efforts with wireless carriers and enterprises internationally, which increased our marketing, travel and staffing costs.

Sales and marketing expenses for the year ended December 31, 2010 were approximately $0.4 million compared to $0.2 million for 2009. Sales and marketing costs increased in 2010 due to increased sales and marketing efforts.

General and administrative expenses for the year ended December 31, 2011 were approximately $9.3 million compared to $6.2 million for 2010. The increase in general and administrative expenses was attributable primarily to increased legal and professional services costs associated with the acquisition of iLoop and the disposition of Lenco Media and Lenco Multimedia. Also, in 2011, we incurred over $400,000 in costs related to international expansion of our mobile business in countries such as Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business. General and administrative expenses for the year ended December 31, 2010 were approximately $6.2 million compared to $3.4 million for 2009. The increase in 2010 primarily was attributed to increased professional fees related to acquisitions, corporate matters, investor relations, and other increased costs of administration related to operating as a public company and our unsuccessful efforts to list our common stock on a national stock exchange. Legal, professional and accounting costs were approximately $1.8 million, $1.6 million and $1.0 million for the years ending 2011, 2010 and 2009, respectively.

Operating expenses are expected to significantly decrease in 2012 as a result of refocusing our resources on our core mobile messaging business in the U.S. and South Africa, integrating the acquisition of iLoop and not incurring transaction related legal and professional service expenses.

Impairment Loss

In September 2011, we completed an impairment review of all our property and equipment, intangible assets and goodwill. Based on this review, we determined that approximately $0.9 million of intangible assets and goodwill from Lenco Mobile do not provide substantial, foreseeable value to the Company and thus were impaired. This amount is included in “Impairment loss”, on the accompanying consolidated statements of operations and comprehensive loss for year ended December 31, 2011.

Other Income (Expense)

In connection with the purchase of Capital Supreme (Pty.) Ltd. in 2008, approximately $1.3 million was contingent purchase price consideration related to achieving certain milestones.  Based on the milestones achieved by Capital Supreme only a portion of the contingent purchase price was paid.  We recognized contingent consideration adjustment of $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively

Provision for Income Taxes

For the years ended December 31, 2011, 2010 and 2009, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax provision showing in the table above in 2011, 2010 and 2009, stemmed primarily from our international tax positions.

Loss from discontinued operations and gain on sale of discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying consolidated statements of operations as “Loss from discontinued operations” for the years ended December 31, 2011 and 2010 as further described in Note 2 to the accompanying consolidated financial statements. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations” of $5.3 million, $5.4 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On December 30, 2010, AdMax Media Inc. sold the assets used in its educational lead generation service business (“EDU Vertical”) and its name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was $2.8 million.  At the closing, Newco paid $2.5 million to AdMax and $0.3 million in contingent consideration.  The contingent consideration was recorded as a purchase price receivable at December 31, 2010.  Operating results for AdMax Media’s EDU Vertical business have been presented in the accompanying consolidated statements of operations as discontinued operations for the years ended December 31, 2010 and 2009.

Preferred stock dividend and accretion of beneficial conversion feature

We determined that the Series A Preferred Stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over 24 months to accumulated deficit.  In addition, the holders of the Series A Preferred Stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the years ended December 31, 2011 and 2010, we amortized approximately $5.3 million and $1.5 million, respectively, as accretion of the beneficial conversion feature. In addition, for the years ended December 31, 2011 and 2010, we recorded dividends of approximately $0.7 million and $0.2 million, respectively, for the dividends payable to holders of the Series A Preferred Stock

Net loss attributable to the Company

For the year ended December 31, 2011, net loss attributable to the Company was $30.0 million, and for the years ended December 31, 2010 and 2009, net loss was $7.6 million and 1.6 million, respectively.

Liquidity and Capital Resources

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. For the years ended December 31, 2011, 2010 and 2009, we reported net losses of approximately $30.0 million, $7.6 million, and $1.6 million, respectively. For the fiscal year ended December 31, 2011, we had negative operating cash flows of $5.4 million. We anticipate that we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market and general economic conditions, cost control, and our ability to raise capital on acceptable terms. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result for the outcome of these uncertainties. Furthermore the development and expansion of our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

At December 31, 2011 we had total cash and cash equivalents of approximately $3.1 million and working capital deficit of $11.6 million. Net cash used in operations for the year ended December 31, 2011 was approximately $5.4 million. We will need to raise additional capital to fund our working capital requirements, capital expenditures and operations through the end of 2012. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments; however, we may not enter into any such agreements or transactions.

In addition to our working capital deficit, we have $3.0 million of fully secured bank loans, $4.1 million of retention bonus obligations and $2.6 million of subordinated promissory notes.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include a loan from Bridge Bank having an outstanding principal balance of $3.0 million at December 31, 2011 (the "Bank Loan"). Interest on the Bank Loan is prime plus 0.45% and was 3.7% at December 31, 2011. Interest is payable monthly and the principal is due July 2013. The Bank Loan is secured by certificates of deposit owned by Jorgen Larsen, a member of our board of directors. There is no written agreement between us and Mr. Larsen addressing our respective rights and obligations in the event that the Bank seizes the collateral upon a default of the Bank Loan.  Any successful claim against us by Mr. Larsen related to such default and loss of collateral may adversely affect our cash position and business. We are working to refinance or replace the Bank Loan; however, there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

In connection with the iLoop acquisition, we issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations.

Additionally, retention bonus obligations of $4.1 million as of December 31, 2011 were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations are due on July 1, 2012, December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual of interest at an annual rate of 6%. We do not plan to pay these obligations until such time as our resources permit.

We will require additional financing to support our working capital needs, pay our outstanding indebtedness and fund our strategic growth. However, new debt or equity financing arrangements may not be available to us on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets and uncertainties about current global conditions may affect our potential financing sources and other opportunities. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding. We presently are unable to identify any meaningful cost containment measures that would not jeopardize our business growth.  Moreover, if we are unable to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

The uncertainties relating to our ability to successfully execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2011 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations and Commitments

As of December 31, 2011, our contractual obligations and commitments were as follows:

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Retention Bonuses	$2,848,695	$1,272,000	$-	$-	$4,120,695
Promissory Notes	4,337,068	2,084,928	-	-	6,421,996
Convertible Promissory Notes	260,000	-	-	-	260,000
Operating Leases	345,879	105,192	-	-	451,071
Capital Leases	16,287	6,782	-	-	23,069
Total Contractual Obligations	$7,807,929	$3,468,902	$-	$-	$11,276,831

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers.

Recent Accounting Pronouncements

Please see the section entitled “Recent Accounting Pronouncements” contained in Note 1 to our consolidated financial statements included in this annual report on Form 10-K.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2011, we had cash of $ 3.1 million. Our cash is held in noninterest bearing accounts. In addition, our debt arrangements all bear interest at fixed rates.

Foreign Currency Exchange Rate Risk

We transact business primarily in South Africa and are exposed to changes in foreign currency exchange rates. Our non-U.S. operations accounted for 100% of consolidated revenue from continuing operations in 2011. Based on our results for the year ended December 31, 2011 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $1.0 million. Our consolidated financial position and cash flows could be similarly impacted. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any. If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Effects of Inflation

Inflation generally affects us by increasing costs of labor, supplies and equipment. We do not believe that inflation has had any material effect on our business, financial condition or results of operations in the last three fiscal years. Although we do not expect that inflation or changing prices will materially affect our business in the foreseeable future, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lenco Mobile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Lenco Mobile, Inc. ("the Company") as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenco Mobile, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2012, stated that the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the Company's internal control over financial reporting.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
June 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lenco Mobile, Inc.
Seattle, Washington

We were engaged to audit Lenco Mobile Inc.'s ("the Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting".

Management did not complete its assessment of the effectiveness of the Company's internal control over financial reporting, as described under "Management's Report on Internal Control Over Financial Reporting," because the Company did not complete the testing of controls over all relevant assertions related to significant accounts and disclosures in the financial statements.  Examples of controls that were not tested included (1) controls over initiating, authorizing, recording, processing, and reporting of certain significant accounts; and (2) controls, including information technology general controls on which other controls are dependent.  Accordingly, we were unable to perform auditing procedures necessary to form an opinion on the effectiveness of the Company's internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment:

•
Management had not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with GAAP;

•
Management had not maintained in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application, and implementation of GAAP to certain complex or non-routine transactions;

•	Management had not maintained adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions;

•	Management had not completed the design and implementation of effective internal control policies and procedures related to risk assessment and fraud prevention and detection activities;

•
Management had not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other "off system" work papers that are used in the financial accounting process; and

•
Management had not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance with respect to the accuracy and completeness of assertions and disclosures related to significant financial statement accounts, and with respect to information technology general and application controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for year ended December 31, 2011, of the Company, and this report does not affect our report on such financial statements.

Because of the limitation on the scope of our audit described above in the second paragraph of this report, we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the Company's internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2011, and our report dated June 22, 2012, expressed an unqualified opinion on those financial statements.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lenco Mobile Inc. and Subsidiaries

We have audited, before the effects of the adjustments to record the effects of the discontinued operations described in Note 2, the accompanying consolidated balance sheet of Lenco Mobile Inc. and subsidiaries (collectively, the "Company") as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to record the effects of the discontinued operations described in Note 2, present fairly, in all material respects, the financial position of Lenco Mobile Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with US generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to record the effects of the discontinued operations as described in Note 2 and, accordingly we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied.

/s/ SingerLewak LLP

SingerLewak LLP
Los Angeles, California
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Lenco Mobile Inc. and Subsidiaries
Seattle, Washington

We have audited, before the effects of the adjustments to record the effects of discontinued operations described in Note 2, the accompanying consolidated statements of operations and comprehensive loss,  shareholders’ equity and cash flows for the year ended December 31, 2009 (the effects of the adjustments discussed in Note 2 are not presented herein). of Lenco Mobile Inc. and Subsidiaries (collectively, “the Company”) The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, before the effects of the adjustments to record the effects of discontinued operations described in Note 2, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to record the effects of discontinued operations as described in Note 2 and , accordingly we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied.

/s/ Gruber & Company, LLC

Lake Saint Louis, Missouri
April 8, 2010.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$3,098,462	$9,282,898
Accounts receivable, net of allowance of $98,618 and $16,274, respectively	1,680,448	782,270
Purchase price receivable	-	275,000
Other current assets	383,044	137,910
Income taxes receivable	355,972	492,889
Net assets related to current discontinued operations	-	1,095,383
Total current assets	5,517,926	12,066,350

Property and equipment, net	463,855	530,772

Other noncurrent assets:
Intangible assets - goodwill	24,199,902	1,214,756
Intangible assets - other, net	9,176,359	2,564,514
Other noncurrent assets	31,217	-
Net assets related to noncurrent discontinued operations	-	31,429,501
Total other noncurrent assets	33,407,478	35,208,771

Total assets	$39,389,259	$47,805,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,058,639	$1,163,971
Current portion of long-term obligations, net of debt discount (convertible debt portion of $260,000 and $1,625,750, respectively)	4,997,632	1,759,110
Preferred dividend payable	1,267,457	165,193
Deferred revenue	711,479	-
Retention bonus	4,120,695	-
Other current liabilities	-	939,689
Net liabilities related to current discontinued operations	-	1,150,095
Total current liabilities	17,155,902	5,178,058

Long-term obligations, less current portion	1,791,099	133,842
Net liabilities related to noncurrent discontinued operations	-	14,138,461
Total liabilities	18,947,001	19,450,361

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 161,752 and 100,000 shares issued and outstanding at December 31, 2011 and at December 31, 2010, respectively	162	100
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 and 0 shares issued and outstanding at December 31, 2011 and at December 31, 2010, respectively	88	-
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 and 0 shares issued and outstanding at December 31, 2011 and at December 31, 2010, respectively	58	-
Common stock, 250,000,000 shares authorized, $.001 par value, 81,621,978 and 71,145,659 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	81,862	71,145
Additional paid in capital	82,959,228	54,243,114
Accumulated other comprehensive income	(1,649)	568,530
Accumulated deficit	(62,327,073)	(26,455,744)
Treasury stock, at cost	(66,640)	-
Total Lenco Mobile Inc. shareholders' equity	20,646,036	28,427,145
Noncontrolling deficit	(203,778)	(71,613)
Total equity	20,442,258	28,355,532

Total liabilities and shareholders' equity	$39,389,259	$47,805,893

The accompanying notes are  an integral part of these consolidated financial statements.

Lenco Mobile Inc.
and its Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2011	2010	2009

Revenue	$9,499,503	$6,082,898	$7,509,438
Cost of sales	3,068,179	1,675,136	2,706,070
Gross profit	6,431,324	4,407,762	4,803,368

Operating expense:
Sales and marketing	1,033,931	420,581	209,546
General and administrative	9,304,043	6,216,299	3,386,424
Stock compensation expense	2,081,712	-	-
Research and development	912,938	322,538	262,316
Depreciation and amortization	1,137,943	1,300,408	861,235
Impairment loss	924,636	-	-
Total operating expense	15,395,203	8,259,826	4,719,521

Income (loss) from operations	(8,963,879)	(3,852,064)	83,847

Other income (expense):
Interest expense, net	(40,875)	(722,104)	(301,611)
Other income (expense), net	-	-	(75,000)
Contingent consideration adjustment	389,257	410,075	51,847
Total other income (expense)	348,382	(312,029)	(324,764)

Loss from operations before provision for (benefit from) income taxes	(8,615,497)	(4,164,093)	(240,917)

Provision for (benefit from) income taxes	352,262	(58,302)	334,159
Loss from continuing operations	(8,967,759)	(4,105,791)	(575,076)

Loss from discontinued operations	(5,307,725)	(5,387,032)	(998,978)
Gain on contingent consideration of discontinued operations	12,332,031	-
Gain (loss) on sale of discontinued operations	(28,034,173)	1,916,771	0
Net loss	(29,977,626)	(7,576,052)	(1,574,054)

Net income attributable to noncontrolling interest	132,165	71,613	-
Net loss attributable to Lenco Mobile Inc.	(29,845,461)	(7,504,439)	(1,574,054)

Preferred stock dividends	(677,464)	(165,193)	-
Series A Preferred Stock accretion of beneficial conversion feature	(5,348,404)	(1,458,236)	-

Net loss attributable to common stockholders	$(35,871,329)	$(9,127,868)	$(1,574,054)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.13)	$(0.06)	$(0.01)
Discontinued operations	$(0.38)	$(0.08)	$(0.02)
Loss per share applicable to common stockholders	$(0.51)	$(0.14)	$(0.03)

Weighted average shares used in per share calculation - basic and diluted	71,211,309	66,778,400	55,824,204

	For the Years Ended December 31,
	2011	2010	2009

Net loss	$(29,977,626)	$(7,576,052)	$(1,574,054)

Foreign currency translation adjustment	(713,930)	341,076	675,684
Unrealized gain (loss) on investments	143,750	(143,750)	-
Total comprehensive loss	$(30,547,806)	$(7,378,726)	$(898,370)

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

			Series A		Series B-1		Series B-2		Additional	Non-	Accumulated			Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid	Controlling	Comprehensive	Accumulated	Treasury	Shareholders'
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	in Capital	Interest	Income/(Loss)	Deficit	Stock	Equity/(Loss)
Balance, Dec. 31, 2008	40,311,179	$41,511	207	$-	-	$-	-	$-	$19,033,644	$-	$(304,480)	$(15,753,722)	$-	$3,016,953
Common stock issued in acquisitions	9,225,309	8,025	-	-	-	-	-	-	9,901,136	-	-	-	-	9,909,161
Common stock issued in note conversions	5,162,596	5,163	-	-	-	-	-	-	349,611	-	-	-	-	354,774
Preferred stock converted to common stock	10,350,000	10,350	(207)	-	-	-	-	-	(10,350)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-		-	(1,574,054)	-	(1,574,054)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	675,684	-	-	675,684
Balance, Dec 31, 2009	65,049,084	$65,049	-	$-	-	$-	-	$-	$29,274,041	$-	$371,204	$(17,327,776)	$-	$12,382,518

Common stock issued in acquisitions	4,804,730	$4,804	-	$-	-	$-	-	$-	$9,131,495	$-	$-	$-	$-	$9,136,299
Common stock issued in note conversions	1,291,845	1,292	-	-	-	-	-	-	4,379,342	-	-	-	-	4,380,634
Issuance of preferred stock	-	-	100,000	100	-	-	-	-	9,999,900	-	-	-	-	10,000,000
Accretion of beneficial conversion feature	-	-	-	-	-	-	-	-	1,458,336	-	-	(1,458,336)	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	(165,193)	-	(165,193)
Net Loss	-	-	-	-	-	-	-	-	-	(71,613)	-	(7,504,439)	-	(7,576,052)
Other comprehensive income	-	$-	-	$-	-	-	-	-	$-	$-	$197,326	$-	$-	$197,326
Balance, Dec 31, 2010	71,145,659	$71,145	100,000	$100	-	$-	-	$-	54,243,114	$(71,613)	568,530	$(26,455,744)	$-	$28,355,532

Common stock issued in acquisitions	10,742,986	10,743	-	-	-	-	-	-	526,406	-	-	-	-	537,149
Preferred Stock issued in acquisition	-	-	-	-	87,717	88			8,771,492	-	-	-	-	8,771,580
Preferred Stock issued in acquisition	-	-	-	-	-	-	58,131	58	5,812,962	-	-	-	-	5,813,020
Issuance of preferred stock	-	-	43,667	44	-	-	-	-	4,366,656	-	-	-	-	4,366,700
Conversion of debt to preferred stock	-	-	18,085	18	-	-	-	-	1,808,482	-	-	-	-	1,808,500
Accretion of beneficial conversion feature	-	-	-	-	-	-	-	-	5,348,404	-	-	(5,348,404)	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	(677,464)	-	(677,464)
Stock Option Compensation	-	-	-	-	-	-	-	-	2,081,712	-	-	-	-	2,081,712
Treasury Stock	(266,667)	(26)	-	-	-	-	-	-	-	-	-	-	(66,640)	(66,666)
Net Loss	-	-	-	-					-	(132,165)	-	(29,845,461)	-	(29,977,626)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	(570,179)	-	-	(570,179)
Balance, Dec 31, 2011	81,621,978	$81,862	161,752	$162	87,717	$88	58,131	$58	$82,959,228	$(203,778)	$(1,649)	$(62,327,073)	$(66,640)	$20,442,258

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc. and its Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(29,845,461)	$(7,504,439)	$(1,574,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	5,307,725	5,387,032	998,978
Net income attributable to noncontrolling interest	(132,165)	(71,613)	-
Depreciation, amortization and other	1,137,943	1,190,396	867,271
Loss (gain) on disposition of discontinued operations	28,034,173	(1,916,771)	-
Stock compensation expense	2,081,712	-	-
Gain on contingent consideration adjustment	(389,257)	(410,075)	(51,847)
Gain on contingent consideration of discontinued operations	(12,332,031)	-	-
Impairment of long lived assets and goodwill	924,636	-	-
Amortization of debt discounts	-	640,089	154,496
Loss on write-down of note receivable	-	25,000	-
Performed services for common stock	-	(442,039)	-
Loss on debt modification	-	-	168,000
Changes in operating assets and liabilities net of acquisition impact:
Accounts receivable	(216,377)	840,199	(646,476)
Other current and non-current assets	55,755	118,901	310,761
Accounts payable, accrued expenses, and other current liabilities	59,345	(1,280,493)	(7,099)
Income taxes receivable		(680,787)	(20,222)
Net cash used in operating activities - continuing operations	(5,314,002)	(4,104,600)	199,808
Net cash used in operating activities - discontinued operations	(3,172,588)	(741,689)	(168,548)
Net cash used in operating activities	(8,486,590)	(4,846,289)	31,260

Cash flows from investing activities:
Purchases of property and equipment	(208,455)	(319,201)	(384,278)
Proceeds from sale of discontinued operations	275,000	2,525,000
Purchases and expenditures for intangible assets	-	(383,006)	(200,708)
Proceeds from Sale of data lists and website assets	-	-	425,000
Net cash used in investing activities - continuing operations	66,545	1,822,793	(159,986)
Net cash used in investing activities - discontinued operations	(279,552)	(215,026)	(78,647)
Net cash used in investing activities	(213,007)	1,607,767	(238,633)

Cash flows from financing activities:
Payment of debt	(2,097,875)	(213,988)	(174,738)
Proceeds from debt issuance	450,000	2,019,000	752,351
Proceeds from issuance of Series A Preferred Stock	4,366,700	10,400,000
Purchase of Treasury Stock	(66,666)	-
Net cash (used in) provided by financing activities	2,652,159	12,205,012	577,613

Effect of exchange rate changes on cash and cash equivalents	(136,998)	(70,403)	13,326

Net change in cash and cash equivalents	(6,184,436)	8,896,087	383,566
Cash and cash equivalents, beginning of period	9,282,898	386,811	3,245
Cash and cash equivalents, end of period	$3,098,462	$9,282,898	$386,811

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$352,262	$493,682	$363,096
Cash paid for interest	$28,099	$569,650	$11,545
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$6,025,868	$1,623,429
Common stock issued for acquisition of Superfly assets	$-	$-	$8,587,205
Conversion of Elvena Enterprised note payable and accrued interest in to common stock	$-	$-	$206,274
Notes payables assumed related to former Superfly notes	$-	$-	$2,707,500
Note receivable received for sale of equipment to third party	$-	$-	$65,000
Conversion of notes and accrued interest for 668,680 shares of common stock	$-	$1,888,087	$-
Issuance of 492,250 shares of common stock for payment on long-term debt	$-	$1,969,000	$-
Common stock issued for acquisition of Lenco Media Inc. (formerly Jetcast, Inc.)	$-	$8,084,913	$-
Common stock issued for acquisition of G2AA, LLC assets	$-	$1,038,147	$-
Common stock issued for acquisition of Angelos Gateway Limited	$-	$665,451	$-
Issued 50,000 shares of common stock to extend note payable	$-	$188,754	$-
Purchase of equipment through capital lease obligations	$-	$113,215	$-
Common stock issued for acquisition of iLoop	$537,149	$-	$-
Issued 18,085 shares of Series A Preferred Stock upon note conversion	$1,808,500	$-	$-
Issued 87,717 shares of Series B1 Preferred Stock for iLoop acquisition	$8,771,580	$-	$-
Issued 58,131 shares of Series B2 Preferred Stock for iLoop acquisition	$5,813,020	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Lenco Mobile, Inc. is a global provider of mobile messaging and mobile web solutions to large enterprises and marketing agencies. Our proprietary technology and services enable our customers to implement a wide variety of mobile initiatives, including mobile marketing campaigns, mobile business process applications, and mobile customer engagement initiatives. Our technology includes mobile messaging technology, mobile web technology and supporting analytics. We combine this technology with service offerings to provide comprehensive mobile solutions. Our goal is to help our customers build and strengthen their relationships with their customers, using the power of mobile.

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation and we have been engaged in the mobile industry since early 2008.  Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and were engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel, ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

From March 1, 2009 until September 2011, we managed our business in two operating segments: (i) mobile services and solutions and (ii) broadcast media and internet.  In September 2011, we discontinued our broadcast media and internet segment and it is presented as discontinued operations. As a result, we do not separately disclose segment information. A segment is determined primarily by the method in which it delivers its products and services.

Historically, our core operations predominately have been conducted in South Africa..

Basis of Presentation and Principals of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2011.

Liquidity

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. For the years ended December 31, 2011, 2010 and 2009, we reported net losses of approximately $30.0 million, $7.6 million, and $1.6 million, respectively. For the fiscal year ended December 31, 2011, we had negative operating cash flows of $5.4 million. We anticipate that we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms. The financial statements in this report do not include any adjustments that might result for the outcome of these uncertainties. Furthermore the development and expansion of our business will require significant additional capital and other expenditures.

At December 31, 2011 we had total cash and cash equivalents of approximately $3.1 million and working capital deficit of $11.6 million. Net cash used in operations for the year ended December 31, 2011 was approximately $5.4 million. We will need to raise additional capital to fund our working capital requirements, capital expenditures and operations. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments; however, we may not enter into any such agreements or transactions.

In addition to our working capital deficit, we have $3.0 million of fully secured bank loans, $4.1 million of retention bonus obligations and $2.6 million of subordinated notes.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include a loan from Bridge Bank having an outstanding principal balance of $3.0 million at December 31, 2011 (the "Bank Loan"). Interest on the Loan is based on prime plus 0.45% and was 3.7% at December 31, 2011. The Bank Loan is secured by certificates of deposit owned by Jorgen Larsen, a member of our board of directors. There is no written agreement between us and Mr. Larsen addressing our respective rights and obligations in the event that the Bank seizes the collateral upon a default of the Bank Loan. Any successful claim against us by Mr. Larsen related to such default and loss of collateral may adversely affect our cash position and business. We are working to refinance or replace this indebtedness; however, there can be no assurance that we will be able to do so on terms acceptable to us, if at all.

In connection with the iLoop acquisition, we issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan on repaying these notes until such time as we have sufficient resources to satisfy these obligations.

Additionally, retention bonus obligations of $4.1 million as of December 31, 2011 were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations are due on July 1, 2012, December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual of interest at an annual rate of 6%. We do not plan on paying these obligations until such time as our resources permit.

We will require additional financing to support our working capital needs, pay our outstanding indebtedness and fund strategic growth plans. However, new debt or equity financing arrangements may not be available to us on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets and uncertainties about current global conditions may affect our potential financing sources and other opportunities. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding. We presently are unable to identify any meaningful cost containment measures that would not jeopardize our business growth.  Moreover, if we are unable to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

The uncertainties relating to our ability to successfully execute our 2012 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2011 have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Foreign Currency Translation

Our financial statements are presented in United States Dollars (“USD” or “$”). All subsidiary operations that utilize a functional currency other than USD are translated from local currencies used into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented. To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred. The symbol “R” when used before all the amounts in these consolidated financial statements and related footnotes signifies a denomination of South African Rand.

Comprehensive Income (Loss)

We follow ASC topic 220, “Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from transactions and other events and circumstances from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Noncontrolling Interest

The Company follows ASC topic 810, “Consolidation,” which establishes standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this topic indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This topic also required changes to certain presentation and disclosure requirements.

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

Discontinued Operations

We reclassify, from continuing operations to discontinued operations, for all periods presented, the results of operations for any component either held for sale or disposed of. We define a component as being distinguishable from the rest of our reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.  Such reclassifications had no effect on our net loss or shareholders equity.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less as cash equivalents.

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2011 and December 31, 2010, the allowance for doubtful accounts was approximately $99,000 and $16,000, respectively.

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

 Impairment of Long-Lived Assets

We apply the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We evaluate the recoverability of long-lived assets if circumstances indicate impairment may have occurred.  This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. ASC topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Based on our review of long-lived assets at December 31, 2011, we determined approximately $0.9 million of intangibles were impaired and accordingly wrote off these amounts. In conjunction with the discontinuance of Lenco Media and Lenco Multimedia in 2011, we determined that $17.9 million in intangibles and $12.8 million in goodwill were impaired and accordingly wrote off these amounts.  In 2010, there was no impairment on our long-lived assets.

Research and Development

Research and development expenses consist of direct expenses and are expensed as incurred.  As of December 31, 2011, our research and development organization consisted of 41 employees, 7 in South Africa, 29 in Poland and 5 in North America. We incurred $912,938, $322,538 and $262,316 related to research and development for the years ended December 31, 2011, 2010 and 2009, respectively.

Software and Software Development Costs

Purchased software and the direct costs associated with the customization and installation thereof are capitalized.  Expenditure on internally-developed software is capitalized if it meets the criteria for capitalizing development expenditure. Other software development expenditures are charged to operations when incurred.

Patents and Trademarks

Expenditures on purchased patents and trademarks are capitalized. Expenditures incurred to extend the term of the patents or trademarks are capitalized. All other expenditures related to patents and trademarks are charged to operations when incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Our most significant estimates include forecasts supporting the going concern assumption and related disclosures, and the valuation of intangible assets and goodwill. Actual results could differ from these estimates.

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

Revenue is recognized when the following criteria are met:

—	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

—
Delivery has occurred or services have been rendered and the significant risks and rewards of ownership have been transferred to the purchaser. Completion of services or delivery of messages to mobile phone subscribers on behalf of our customers are the general components of delivery in our business.

—
The selling price is fixed or determinable.  We assess whether the selling price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

—
Collectability is reasonably assured.  We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customers’ payment history.

We generate revenues through the licensing of our messaging platforms and the performance of services. Our mobile messaging licenses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

—
Managed Service contracts:   Many of our customers pay us fixed monthly fees for the right to use our technology and services. We typically enter into 12 month contracts to provide mobile access gateways, back-end connectivity, MMS and SMS messaging connectivity, monitoring, quality assurance and support in exchange for a monthly retainer. Revenues from these arrangements are generally recognized ratably over the term of the contract. These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition.

—
Program contracts:   We enter into certain program contracts with customer, under which we provide a defined service for a fixed fee per transaction. For example, our Mobile Statement products are used by some of our customer to deliver monthly statements to the mobile phones to their respective subscribers or consumers. We earn a fixed fee for each statement sent to a mobile phone. Revenues from these contracts are recognized upon provision of such services.

—
Transaction fees:  In certain instances, we earn revenues on a transaction basis. For example, under the terms of our agreements with wireless carriers and enterprises, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers. Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

—
Licenses of mobile platform:  We earn royalties from the license of our platform to wireless carriers and enterprises. Our platform is connected to the wireless carriers’ data centers, and we earn fees ratably over the time period that services are provided to the wireless carrier or on a per message charge, depending on the individual agreement with the wireless carrier. With agreements that are based on a period of time in which the wireless carrier utilized the platform, revenues from the licenses are generally recognized ratably over the term of the contract in which the platform will be utilized.  For those wireless carriers that pay on a per message basis, we recognize revenue in the period in which the transaction giving rise to the revenue occurs.

—
Advisory and service fees:  We earn consulting and service fees when enterprises hire us to assist in the design and execution of a mobile advertising campaign. We provide services from the initial conceptualization through the creation of the content, mobile website development, database design/development, and other related services to successfully implement the mobile campaign, including final product dissemination to consumers and measurement of success rates. Each of these services are priced, billed and recorded as revenue separately in the period in which the service is performed.

From time to time we may receive payment in advance of the services performed, which are recorded as deferred revenues.  At December 31, 2011 and December 31, 2010, deferred revenue was approximately $711,000 and $0, respectively.

Stock Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 820 defines a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair-value.

—	Level 1 – Include observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

—	Level 2 – Include other inputs that are either directly or indirectly observable in the market place.

—	Level 3 – Include unobservable inputs which are supported by little or no market activity.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Business Combinations

We apply ASC topic 805 to account for acquisitions of businesses. The cost of an acquisition is measured as the aggregate of the fair values at the date of the change of control, of the consideration transferred,  liabilities incurred and equity instruments issued.  Identifiable intangible assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over the fair value of the identifiable net assets acquired is recorded as goodwill.

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

See note 6 for disclosure related to these combinations.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $168,000, $127,000 and $0 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Under ASC topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of December 31, 2011, the open tax years of the Company were 2007 to 2011.

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

As of December 31, 2011 there were 1,394,166 warrants, 10,438, 200 stock options, 161,752 shares of convertible Series A Preferred Stock which would convert to 80,876,000 shares of common stock, 87,717 share of convertible Series B1 Preferred Stock which would convert to 35,086,800 shares of common stock and 58,131 shares of convertible Series B2 Preferred Stock which would convert to 14,532,750 shares of common stock.  All potentially dilutive securities were excluded from the computation of earnings per share because the effect of including them would have been anti-dilutive due to the net losses incurred.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 changes the way other comprehensive income (OCI) is presented within the financial statements. Our financial statements are required to reflect net loss, OCI and total comprehensive loss in one continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 that deferred the provisions of ASI 2011-05 relating to the requirement to report reclassification adjustments between OCI and net earnings in the statement of earnings. However, we have early implemented ASU 2011-05, and the accompanying consolidated financial statements show net loss, OCI and total comprehensive loss in one statement.

NOTE 2 – DISCONTINUED OPERATIONS

In September 2011, we refocused our resources on our core mobile business and began pursuing alternatives to divest our broadcast media and internet operations. We discontinued our internet business in its entirety as of September 30, 2011. On December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media. and Lenco Multimedia., entered into an asset purchase and sale agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Michael Hill, our former chief strategy officer, is the principal beneficial owner of MDMD Ventures. RadioLoyalty assumed substantially all of our ongoing contracts and other obligations related to the business and agreed to pay up to $2.5 million in cash. The cash portion of the purchase price is payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. The asset purchase agreement includes representations, warranties and covenants by each of the parties to the agreement that are customary for an asset sale of this kind. We agreed to indemnify MDMD Ventures and RadioLoyalty for, among other things, any breach or inaccuracy of any the representations, warranties or covenants in the asset purchase agreement. Our maximum indemnification obligation under the asset purchase agreement is $3.0 million,  expires 18 months from the purchase date and payment is conditional on the other party making a claim pursuant to the procedures specified in the purchase agreement.  We have not recorded a liability for this indemnification. From our Internet business we had a loss from discontinued operations of $5.3 million, $5.4 million and $1.0 million in the years ending December 31, 2011, 2010 and 2009, respectively. We recorded a loss on sale of discontinued operations of $28.0 million in 2011 which was comprised of impairment loss of $17.9 million in intangibles and $12.8 million in goodwill, a gain on the assumption by the purchaser of $0.8 million in accounts payable and accrued liabilities and a deferred tax benefit of $1.9 million.

We had calculated remaining contingent consideration obligation of approximately $12.2 million, related to the acquisition of Jetcast, which is included in the net assets related to current discontinued operations in 2010.  In 2011, we remeasured this contingency in accordance with ASC Topic 805-10 “Business Combinations” and determined that the revenue targets would not be met by the measurement date of March 31, 2012. As such, it was determined that no further contingent liability was required.  Accordingly, we recorded an adjustment to the contingent consideration and recorded a gain on contingent consideration of discontinued operations for $12.2 million in 2011.

On December 30, 2010, AdMax Media Inc. sold the assets used in its educational lead generation service business (“EDU Vertical”) and their name, AdMax Media Inc., to a newly-formed, unrelated third-party company organized under the name AdMax Media, Inc. (“Newco”).  The asset sale was pursuant to the asset purchase agreement with Silverback Network, Inc. (“Silverback”) dated December 3, 2010 as amended on December 28, 2010. The purchase price for the assets was $2.8 million.  At the closing, Newco paid $2.5 million to AdMax and $0.3 million in contingent consideration.  The contingent consideration was recorded as a purchase price receivable at December 31, 2010.  We recorded a gain on sale of discontinued operations of $1.9 million in 2010.

With the discontinuance of the Company’s broadcast media and internet operations segment, the Company’s mobile services and solutions segment represents the sole continuing reportable segment.  The corresponding items of segment information for earlier periods have not been restated.  Instead, the financial position and results for the broadcast media and internet operations segment are presented as discontinued operations in the accompanying consolidated financial statements.  Accordingly, operating results for Lenco Media Inc, Lenco Multimedia Inc and EDU Vertical have been presented in the accompanying consolidated statement of operations for 2011, 2010 and 2009 as discontinued operations and are summarized below:

	Year Ended December 31,
	2011	2010	2009
Revenue	$10,150,407	$15,949,845	$12,226,488
Revenue related to discontinued operations	(650,904)	(9,866,947)	(4,717,050)
Net revenue	$9,499,503	$6,082,898	$7,509,438

Cost of sales	3,576,436	8,855,655	4,964,194
Cost of sales related to discontinued operations	(508,257)	(7,180,519)	(2,258,124)
Net cost of sales	$3,068,179	$1,675,136	$2,706,070

Gross profit	$6,573,971	$7,094,190	$7,262,294

Gross profit after discontinued operations	$6,431,324	$4,407,762	$4,803,368

Reconciliation of 2010 Consolidated Balance Sheet and Consolidated Statement of Operations from original presentation to as presented.

	2010	Reclassification for discontinued operations	As Presented

Revenue	$8,357,331	$(2,274,433)	$6,082,898
Cost of sales	2,614,363	(939,227)	1,675,136
Gross profit	5,742,968	(1,335,206)	4,407,762

Operating expense:
Sales and marketing	926,977	(506,396)	420,581
General and administrative	9,163,201	(2,946,902)	6,216,299
Research and development	532,538	(210,000)	322,538
Depreciation and amortization	3,937,268	(2,636,860)	1,300,408
Impairment loss	875,960	(875,960)	-
Total operating expense	15,435,944	(7,176,118)	8,259,827

Income (loss) from operations	(9,692,976)	5,840,912	(3,852,064)

Other income (expense):
Interest expense, net	(722,104)	-	(722,104)
Other income (expense), net	631,360	(631,360)	-
Contingent consideration adjustment	-	410,075	410,075
Total other income (expense)	(90,744)	(221,285)	(312,029)

Loss from operations before provision for (benefit from) income taxes	(9,783,720)	5,619,627	(4,164,093)

Provision for (benefit from) income taxes	(58,302)	-	(58,302)

Income (loss) from discontinued operations	$232,595	$(5,619,627)	$(5,387,032)

	2010	Reclassification for discontinued operations	As presented
ASSETS
Current assets:
Cash and cash equivalents	$9,282,898	$-	$9,282,898
Investments	431,250	(431,250)	-
Accounts receivable, net	1,247,683	(465,413)	782,270
Purchase price receivable	275,000	-	275,000
Notes receivable, current portion	40,000	(40,000)	-
Other current assets	296,630	(158,720)	137,910
Income taxes receivable	492,889	-	492,889
Net assets related to discontinued operations	-	1,095,383	1,095,383
Total current assets	12,066,350	-	12,066,350

Property and equipment, net	1,303,965	(773,193)	530,772

Other noncurrent assets:
Intangible assets - goodwill	13,983,214	(12,768,458)	1,214,756
Intangible assets - other, net	20,422,664	(17,858,150)	2,564,514
Other noncurrent assets	29,700	(29,700)	-
Net noncurrent assets related to discontinued operations	-	31,429,501	31,429,501
Total other noncurrent assets	34,435,578	773,193	35,208,771

Total assets	$47,805,893	$-	$47,805,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,314,066	$(1,150,095)	$1,163,971
Current portion of long-term debt, net of debt discount			-
(convertible debt portion of $1,625,750 and $3,563,101, respectively)	1,759,110	-	1,759,110
Preferred dividend payable	165,193	-	165,193
Preferred stock deposit liability	400,000	(400,000)	-
Current contingent consideration liability	479,689	(479,689)	-
Warrant put liability	60,000	(60,000)	-
Other current liabilities		939,689	939,689
Net liabilities related to current discontinued operations		1,150,095	1,150,095
Total current liabilities	5,178,058	-	5,178,058

Long-term debt, less current portion	133,842	-	133,842
Deferred tax liability	1,900,565	(1,900,565)	-
Contingent consideration liability, net of current portion	12,237,896	(12,237,896)	-
Net liabilities related to noncurrent discontinued operations		14,138,461	14,138,461
Total liabilities	19,450,361	-	19,450,361

Total equity	28,355,532	-	28,355,532

Total liabilities and shareholders' equity	$47,805,893	$-	$47,805,893

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2011	2010
Accounts receivable – trade	$1,779,066	$798,544
Allowance for doubtful accounts	(98,618)	(16,274)
Accounts receivable, net	$1,680,448	$782,270

Approximately 51% and 75% of gross accounts receivable at December 31, 2011 and December 31, 2010, respectively, were from our three largest customers.  Of these customers, Vodacom (Pty) Ltd represents an account receivable balance of 26% of gross accounts receivable at December 31, 2011.

NOTE 4 – OTHER CURRENT ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2011	2010
Prepaid expenses	$166,030	$77,377
Other receivables	93,939	-
Other	123,075	60,533
Other current assets	$383,044	$137,910

  NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2011	2010
Furniture and fixtures	$120,356	$98,610
Leasehold improvements	143,904	170,894
Building - held for sale	-	115,394
Computer and network equipment	575,254	408,846
Computer software	87,314	76,831
Total cost of property and equipment	926,828	870,575
Accumulated depreciation	(462,973)	(339,803)
Property and equipment, net	$463,855	$530,772

NOTE 6 – BUSINESS ACQUISITIONS

Acquisition of iLoop Mobile Inc.

On December 27, 2011, we acquired iLoop Mobile Inc. ("iLoop"), a U.S. based mobile marketing platform and services provider to broaden our worldwide mobile offerings. Consideration consisted of 10,742,986 unregistered shares of common stock, 87,717 shares of Series B1 convertible preferred stock, 58,131 shares of Series B2 convertible preferred stock, the assumption of outstanding options to purchase 4,035,045 shares of common stock, and the assumption of approximately $12.9 million in existing iLoop liabilities.  Total purchase consideration was valued at $28.2 million.  The fair value of common stock of $0.5 million was valued after determining an appropriate discount for lack of marketability.  The fair value of Series B1 and B2 preferred stock of $8.8 million and $5.8 million, respectively, was calculated as the number of shares outstanding multiplied by the liquidation preference on a per share basis.  The fair value of the options assumed of $0.3 million was calculated utilizing a Black-Scholes model.

No revenue related to iLoop was included in our consolidated statements of operations for 2011. The 2011 net loss was approximately $0.1 million. We incurred approximately $0.8 million in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2011.

The fair value of the intangible assets was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to the expected synergies associated with leveraging the Company’s technology’s into iLoop’s customer base and market presence in the U.S.  It is expected that goodwill will not be tax deductible.

The value of the major classes of assets and liabilities assumed in the December 27, 2011 acquisition were as follows as of the acquisition date and end of the measurement date on December 31, 2011 prior to recording any amortization:

Major classes of assets and liabilities	Amounts
Cash	$135,387
Accounts Receivable	681,802
Other assets	195,191
Accounts Payable	(2,908,064)
Accrued Liabilities	(1,903,454)
Fixed Assets	68,200
Intangible assets - Customer Relationships - Direct	3,941,500
Intangible assets - Customer Relationships - Channel	1,932,900
Intangible assets - Developed Technology	2,042,100
Intangible assets - In Process R&D	389,900
Intangible assets - Pending Patents	199,600
Goodwill	23,410,837
Purchase Price	$28,185,899

Intangible assets including estimated amortization period:

	Amortization
	Period
	years	Amount
Intangible assets - Customer Relationships - Direct	12	$ 3,941,500
Intangible assets - Customer Relationships - Channel	12	1,932,900
Intangible assets - Developed Technology	5	2,042,100
Intangible assets - In Process R&D	indefinite	389,900
Intangible assets - Pending Patents	indefinite	199,600
Goodwill	indefinite	23,410,837

Acquisition of Angelos Gateway Limited

In December 2010, Lenco Technology Group Ltd., (“LTG”) our wholly-owned subsidiary, entered into an asset purchase agreement with Angelos Gateway Limited (“Angelos”), pursuant to which we acquired certain software and intellectual property relating to the deployment of the Signaling Gateway (“SGW”) system.  LTG paid $400,000 cash consideration over the ninety day period from the acquisition date, plus interest at six percent over that period. We also issued 521,277 shares of restricted common stock to vest over a two year period which will be recorded as compensation expense related to the continued employment of key mobile programmers instrumental in the ongoing development of the SGW assets.  The total consideration for the assets purchased is valued at approximately $404,000.

Acquisition of Jetcast, Inc.

On September 28, 2010, we completed the acquisition of Jetcast, Inc. (“Jetcast”). The Jetcast business was subsequently disposed of and is presented in discontinued operations as further discussed in Note 2 above.  Jetcast provided products and services designed to make internet broadcasting profitable for broadcasters and advertisers. The acquisition was structured as a triangular merger and was completed pursuant to the terms of the agreement and plan of merger dated September 17, 2010 among us, Jetco Sub, Inc., our wholly-owned subsidiary, Jetcast and Jetcast’s stockholders.  Interim financial statements from the date of acquisition, September 28, 2010 and forward include the operations of Jetcast, Inc.  We incurred approximately $50,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2010.  We paid approximately $500,000 in cash and issued the former Jetcast stockholders 4,001,235 unregistered shares of our common stock valued at approximately $20.8 million.

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

The goodwill balance of approximately $10.1 million represented the excess of the purchase price of the business over the fair value of the identifiable net assets acquired and was representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill was also inclusive of other intangible assets that did not qualify for separate recognition.   The goodwill was not deductible for tax purposes.

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

The goodwill balance of approximately $387,000 represents the excess of the purchase price of the business over the fair value of the identifiable net assets acquired and was representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill was also inclusive of other intangible assets that did not qualify for separate recognition.  There was no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill is deductible for tax purposes.

Acquisition of Assets of Simply Ideas, LLC

On October 16, 2009 we entered into an Asset Purchase Agreement pursuant to which our AdMax Media Inc. subsidiary acquired certain assets of Simply Ideas, LLC, a Florida limited liability company. The AdMax Media subsidiary was subsequently disposed and is presented in discontinued operations as further discussed in Note 2 above. Simply Ideas, LLC was engaged in the business of online lead generation and marketing services, primarily serving the secondary education industry.  In connection with the acquisition, we paid $25,000 in cash with $25,000 to be paid in 2010 and issued an aggregate of 725,309 shares of our common stock valued at approximately $1.4 million to Simply Ideas, LLC, in exchange for the transfer of certain specified assets including websites, URLs, contracts and software platforms related to online advertising, primarily in the education industry.  We incurred approximately $20,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets was valued at approximately $1.4 million and was allocated among the assets acquired and liabilities assumed as follows (amortization period indicated in parenthesis):

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

Acquisition of Assets of Superfly Advertising, Inc.

On February 28, 2009, we entered into an Asset Purchase Agreement with Superfly Advertising, Inc., a Delaware corporation whereby our subsidiary AdMax Media Inc. acquired certain assets related to our internet segment. The AdMax Media subsidiary was subsequently disposed and is presented in discontinued operations as further discussed in Note 2 above. Interim financial statements from the date of acquisition, March 1, 2009, forward include the operations of AdMax Media Inc.  We incurred approximately $70,000 in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2009.  The aggregate consideration paid for the assets and assumed liabilities was valued at approximately $8.7 million.

The goodwill balance of approximately $2.3 million represented the excess of the purchase price of the business over the fair value of the identifiable net assets acquired and was representative of the expected synergies from combining with the other operations under Lenco Mobile Inc.  In addition, goodwill was also inclusive of other intangible assets that do not qualify for separate recognition.  There was no contingent consideration arrangements existing affecting the acquired assets, liabilities or goodwill balances.  The goodwill was deductible for tax purposes.

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

NOTE 7 – PRO FORMA SUPPLEMENTAL INFORMATION

The supplemental information on an unaudited pro forma financial basis presents the combined results of Lenco Mobile Inc. and iLoop as if the acquisition had occurred on January 1 for the years ended December 31:

	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Revenue	$15,817,102	$12,616,336	$11,990,288
Net loss	$(45,289,330)	$(13,829,479)	$(10,597,864)
Net loss per share	$(0.41)	$(0.02)	$0.02

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

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present.  The net carrying value of goodwill was approximately $23.0 million and $1.2 million at December 31, 2011 and 2010, respectively, excluding assets related to discontinued operations and was comprised of the following:

	December 31, 2009	Acquisitions	Impairments	Change due to foreign currency translation changes	December 31, 2010	Acquisitions	Impairments	Impairments included in discontinued operations	Change due to foreign currency translation changes	December 31, 2011
iLoop	$-	$-	$-	$-	$-	$23,410,838	$-	$-	$-	$23,410,838
Cell Card IP	49,551	-	-	-	49,551	-	(49,551)		-	-
Digital Vouchers Technology	207,228	-	-	-	207,228	-	(207,228)		-	-
Capital Supreme(Pty) Ltd.	812,101	-	-	94,975	907,076	-	-		(168,912)	738,164
Superfly (Consumer Loyalty and Legacy Media, LLC)	2,247,288	-	-	-	2,247,288	-	-	(2,247,288)	-	-
Simply Ideas, LLC	246,154	-	(246,154)	-	-	-	-		-	-
GoToAutoAccessories.com	-	387,147	-	-	387,147	-	-	(387,147)	-	-
Jetcast	-	10,134,024	-	-	10,134,024	-	-	(10,134,024)	-	-
Lenco Tech - SGW	-	50,900	-	-	50,900	-	-		-	50,900

Total Goodwill	$3,562,322	$10,572,071	$(246,154)	$94,975	$13,983,214	$23,410,838	$(256,779)	$(12,768,459)	$(168,912)	$24,199,902

As of December 31, 2010 Net assets related to noncurrent discontinued operations included Goodwill of $12.8 million. This Goodwill was impaired in 2011 and is included in loss on sale of discontinued operations.

NOTE 9– INTANGIBLES – OTHER, NET

In accordance with ASC topic 350-20 “Intangibles - Goodwill and Other” intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used.

Intangible assets resulting from acquisitions  accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amount of intangible assets for the years ended December 31, 2011 and December 31, 2010 were as follows:

	Balance as of January 1, 2011	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2011
Intangible assets with indefinite lives	$1,646,927	$1,553,691	$-	$(2,810,718)	$-	$389,900
Intangible assets subject to amortization	18,775,737	8,116,100	(4,490,152)	(13,458,674)	(156,552)	8,786,459
Total	$20,422,664	$9,669,791	$(4,490,152)	$(16,269,392)	$(156,552)	$9,176,359

	Balance as of January 1, 2010	Additions	Amortization	Impairments	Foreign Exchange Translation	Balance as of December 31, 2010
Intangible assets with indefinite lives	$1,327,814	$622,991	$-	$(450,146)	$-	$1,500,659
Intangible assets subject to amortization	8,972,952	13,172,951	(3,124,450)	(179,661)	80,214	18,922,008
Total	$10,300,766	$13,795,942	$(3,124,450)	$(629,807)	$80,214	$20,422,664

Amortization expense for the years ended December 31, 2011 and December 31, 2010 was approximately $942,000 and $788,949, respectively.
	Amortization Period	Cost	Accumulated Amortization	Balance as of December 31, 2011
Intangible assets with indefinite lives	none	$389,900	$-	$389,900
Employment agreements	22 months	50,000	(25,000)	25,000
Non-compete agreements	5 years	18,534	(13,280)	5,254
Purchased technologies	3 - 10 years	5,022,374	(2,140,569)	2,881,805
Customer Relationships	12 Years	5,874,400	-	5,874,400
Total		$11,355,208	$(2,178,849)	$9,176,359

Estimated aggregate amortization expense for each of the next six fiscal years is:

Fiscal Year
2012	$1,453,147
2013	1,017,246
2014	1,013,585
2015	937,873
2016	937,873
2017	489,533
Thereafter	2,937,200
Total Amortization	$8,786,457

NOTE 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	December 31, 2011	December 31, 2010

Accounts payable	$4,637,120	$1,104,240
Accrued expenses	1,421,521	59,731
Accounts payable and accrued expenses	$6,058,641	$1,163,971

Approximately 39% of gross accounts payable at December 31, 2011, are due to two vendors.

 NOTE 11 – DEBT

Our debt is comprised of the following:

	December 31, 2011	December 31, 2010

The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,082,500 on February 28, 2009 and January 16, 2011, as amended. The convertible promissory notes bear interest at a rate of 9.649% to 12% per annum and are unsecured. During 2012, the holders of $1,585,000 of the $2,082,500 notes originally issued were repaid. In January 2011, $237,500 plus accrued interest was paid in full. The remaining $260,000 plus accrued interest due to MOSD Holdings, LLC is still outstanding at December 31, 2011.	$260,000	$497,500

On July 16, 2009, we agreed to issue 25,000 shares of our common stock, a promissory note in the amount of $718,500 and warrants to purchase 600,000 shares of our common stock to Agile Opportunity Fund, LLC in consideration for the transaction with Agile Opportunity Fund, LLC and Superfly Advertising, Inc. and the cancellation of the $625,000 promissory note and warrants we issued to Superfly Advertising, Inc. on February 28, 2009. The promissory note bears interest at a rate of 18%, became due on January 16, 2011, as amended and is convertible into shares of our common stock at the conversion price of $3.00 per share. As of January 16, 2011, the $668,250 and accrued interest was paid in full.
	-	668,250

On November 29, 2009, the Company issued a note payable with a face amount of $460,000 to Agile Opportunity Fund. The interest rate is 18% and was due on January 16, 2011, as amended. As of January 16, 2011, the $460,000 and accrued interest was paid in full.	-	460,000

In December, 2011, in connection with the acquisition of iLoop Mobile, the Company assumed a note payable to a financial institution with a face amount of $3,500,000. The interest rate is the prime rate + 0.45%, and is currently 3.7%. Interest is payable monthly and the principal is due in full in July, 2013. This note is secured by assets pledged as collateral by a member of our board of directors. There is no written agreement with respect to the director's and the Company's rights and obligations in the event of a default on the note resulting in a seizure of the collateral. As of December 31, 2011, the outstanding balance was $3,000,000
	3,000,000	-

In December 2011, in connection with the acquisition of iLoop Mobile, the Company assumed a secured revolving line of credit facility with a financial institution which allows for borrowings of the lessor of 80% of aggregate receivables or $750,000. Borrowings are secured by substantially all of the assets of iLoop Mobile. Interest on the outstanding borrowings is payable monthly at the financial institution's prime rate + 2% (6% at December 31, 2011). at December 31, 2011, outstanding borrowings under the credit facility were $344,860.	334,860	-

In December 2011, in connection with the acquisition of iLoop Mobile, the Company issued subordinated promissory notes to nine iLoop Mobile debt holders, for an aggregate principal amount of $2,549,025. The notes bear interest at a rate of 12% per annum and are unsecured. Thirty percent of the outstanding balance is required to be repaid on the first and second anniversaries of the issuance with the remaining principal amount due on the 3rd anniversary of the issuance.	2,549,025	-

In December 2011, in connection with the acquisition of iLoop, the Company assumed a promissory note in the amount of $20,000. The note is non-interest bearing and is unsecured. The note is due on the earlier of a Change of Control wherein the shareholder known as Northcap Management receives at least $8 million of the proceeds of such transaction or October 29, 2014.	20,000	-

In December 2011, in connection with the acquisition of iLoop, the Company assumed a promissory note in the amount of $30,610. The note is non-interest bearing and is unsecured. The note is due on the earlier of a Change of Control wherein the shareholder known as Northcap Management receives at least $8 million of the proceeds of such transaction or September 2, 2014.	30,610	-

In December 2011, in connection with the acquisition of iLoop, the Company assumed a promissory note in the amount of $250,000. The note is non-interest bearing and is unsecured. The note is due on the earlier of a Change of Control wherein the shareholder known as Northcap Management receives at least $8 million of the proceeds of such transaction or September 30, 2014.	250,000	-

On July 30, 2011, the Company issued a promissory note in the amount of $125,000. The terms of the note require the Company to repay one and one-half times the principal amount upon a Change of Control transaction. The outstanding balance on the note at December 31, 2011 was $187,500. As of January 31, 2012 the outstanding balance of $187,500 was paid in full.	187,500	-

In December 2011, in connection with the acquisition of iLoop, the Company assumed an unsecured promissory note in the amount of $162,475. The note bears interest at a rate of 6% per annum. The note was due on October 31, 2007. On March 12, 2008, the note was amended extending the due date to October 31, 2008. On October 25, 2011, the Company and holder entered into a settlement agreement in the amount of $50,000 for full satisfaction of the obligation. As of January 13, 2012 the outstanding balance of $50,000 was paid in full.	50,000	-

On November 1, 2007, the Company entered into a mortgage loan agreement to purchase a building in South Africa with a cost of $82,227. The mortgage note payable is due with 240 payments of approximately $1,000 per month including interest at 12.20% per annum. Due to currency rate fluctuations the balance of the mortgage loan in U.S. Dollars may also fluctuate.	-	105,495

In 2010, our subsidiary Capital Supreme (Pty) Ltd. entered into several capital lease agreements for network and computer equipment. See detail below.	23,069	80,507

Total debt payable at December 31, 2011 and 2010	$6,705,064	$1,811,752

Accrued interest at December 31, 2011 and 2010	83,667	81,200

Current maturities of debt payable	4,913,965	1,677,910
Total current maturities and accrued interest	4,997,632	1,759,110

Long-term debt payable, net of current maturities and accrued interest	$1,791,099	$133,842

During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 2011 and 2010.

Depreciation on assets under capital leases charged to expense for the year ended December 31, 2011 and 2010 was approximately $68,000 and $22,000, respectively.

Following is a summary of property held under capital leases:

	December 31, 2011	December 31, 2010
Network and computer equipment	$102,764	$102,764
Less: accumulated depreciation	(67,562)	(22,257)
Net book value of equipment under capital lease obligation	$35,202	$80,507

The following table summarizes our capital lease obligations:

	December 31, 2011	December 31, 2010
Current Portion of obligation under capital lease	$16,287	$35,353
Non-current portion of obligation under capital lease	6,782	35,192
Total obligation under capital lease	$23,069	$70,545

The future minimum lease payments

2012	16,287
2013	6,782
Minimum future lease payments	$23,069
Less: Interest portion	(12,133)
Present value of future minimum lease payments	$10,936

NOTE 12– CONTINGENT LIABILITIES

Historical Operations

The Company was incorporated in 1999 and became engaged in the of mobile industry in early 2008.  Between 1999 and 2008, the Company was engaged in different lines of business including discount brokerage and financial services, mortgage banking, and apparel.  Current management was not involved with the Company prior to early 2008.  There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to the management of our Company and not disclosed in these financial statements.  In the event that any liabilities, liens, judgments, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

Legal Proceedings

iLoop is named as a party to Arumugam v. Mobile Verbs, Parmeet Chaddha and Loop Mobile, Inc. (sic) (Superior Court of California, Alameda County, Case No. FG 11565778, filed: 3/15/11).  iLoop was added a defendant in the matter in the Plaintiff’s first amended complaint on April 1, 2011.  Plaintiff Kannan Arumugam alleges that defendants MobileVerbs and Chaddha breached a services agreement with him in 2009 and claims iLoop has liability for such alleged breach based on iLoop’s acquisition of certain assets of MobileVerbs in February 2010.  Plaintiff seeks general damages of at least $300,000 and special damages of at least $300,000. Plaintiff’s first, second and third amended complaints were dismissed by the court with leave to amend, and Plaintiff filed a fourth amended complaint on March 29, 2012.  iLoop filed a motion to dismiss Plaintiff’s fourth amended complaint on April 20, 2012. We believe these claims are without merit and intend to vigorously defend the action.

iLoop is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836).  This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”).  ApS was a Danish subsidiary of iLoop that was declared bankrupt in July 2008.  The trustee claims that iLoop owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between iLoop and ApS.  Under the agreement, iLoop forgave $2,549,794 of debt owed by ApS to iLoop in exchange for assets developed by ApS on behalf of iLoop.  The Copenhagen City Court entered a judgment against iLoop on February 28, 2010 for the amount of trustee's claim plus expenses.  iLoop filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action.  If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012).  Plaintiff claims breach of contract and failure to pay wages under a retention bonus agreement between Plaintiff and the Company, and seeks approximately $200,000 in wages, double damages, attorneys’ fees and costs.  The parties commenced discovery in May 2012.  We believe the claims are without merit and intend to vigorously defend against them.

We are a party to an action in Nigeria captioned Skynet Telecommunications Limited, Living the Brand Limited v. Capital Supreme (PTY) Limited, Lenco Mobile Inc. USA, Suit No: LD/117/2012 (In the High Court of Lagos State in the Lagos Judicial Division Holden at Lagos, filed March 26, 2012).  Plaintiffs claim more than $100,000,000 in damages for breach of an alleged partnership agreement with Capital Supreme (PTY) Limited.  The Company is preparing to file its Statement of Defense in accordance with applicable court procedures.  We believe the claims are without merit and intend to vigorously defend against them.

NOTE 13– STOCK OPTIONS

In September 2009, the Lenco Mobile Inc. 2009 Equity Incentive Stock Plan (“the 2009 Stock Plan) was approved by the stockholders.  The 2009 Stock Plan authorized up to 9,000,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. 5,885,000 stock options were granted in February 2011. No options were granted during 2010 or 2009.  In connection with our acquisition of iLoop, we assumed their equity incentive plan. The stock options retain the terms and conditions of the respective plan under which they were originally granted.

Changes to our outstanding stock options during the year ended December 31, 2011 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	-	-	-	-

Granted	5,885,000	$2.15	-	-
Assumed in acquisition	4,035,045	$0.15	-
Exercised	-	$-	-	$-
Cancelled or expired	(390,000)	2.15	-	-

Outstanding at December 31, 2011	9,530,045	$1.39	3.38	$-

Exercisable at December 31, 2011	3,706,497	$0.87	-	-

Vested and expected to vest at December 31, 2011	9,530,045	$1.39	3.38	$-

The fair value of the stock options at the date of grant was determined to be approximately $3.8 million, which will be amortized over the vesting period of three years. As of December 31, 2011, there was approximately $2.6 million of unamortized stock-based compensation cost related to non-vested stock options issued.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.25 years.  For the twelve months ended December 31, 2011, we recorded approximately $1,300,000 of stock-based compensation expense.

Additionally, of the 5,885,000 stock options issued, 1,885,000 were performance-based stock options issued to our employees in South Africa.  In June 2011, 390,000 stock options were cancelled, none of which had vested or had a determinable fair value. Under the terms of these stock options, Capital Supreme must meet an EBITDA target of R20 million, approximately $2.9 million, by December 31, 2011 in order for any options to vest.  If this target is met, then 50% of the stock options will vest on December 31, 2011 and 25% annually thereafter.  As of December 31, 2011, the Company determined that Capital Supreme met the performance targets associated with the vesting of the stock options.  The fair value of these stock options at the date of grant was determined to be approximately $1.4 million, which will be amortized over the vesting period of 3 years.  As of December 31, 2011, there was approximately $0.9 million of unamortized stock-based compensation cost related to non-vested stock options issued to the South African employees.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2 years.  For the twelve months ended December 31, 2011, we recorded approximately $480,000 of stock-based compensation expense.

Stock based compensation expense is allocated as follows:

Stock Compensation expense
Sales and marketing	$-
General and administrative	1,780,000
Research and development	301,712
$2,081,712

We used the Black-Scholes option pricing model to calculate the fair-value of all stock options granted.  The expected volatility was based on historical volatility of our common stock, in addition to the volatility of comparable companies.  We elected to use the simplified method of estimating the expected term.  Under the simplified method, the expected term is equal to the approximate midpoint between the vesting period and contractual term of the stock option.  The risk-free interest rate is based on US Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

Twelve Months ended December 31, 2011
Risk-free interest rate	1.65%
Expected term (in years)	3.5
Dividend yield	0%
Expected Volatility	61%

We have not estimated a forfeiture rate for our stock options.  To the extent our actual forfeiture rate is differs, stock-based compensation expense is adjusted accordingly.

NOTE 14 – COMMON STOCK

During 2011, we issued 10,742,986 shares of common stock in connection with the acquisition of iLoop.

During 2011, we purchased 266,667 shares of treasury stock for $66,666.

In conjunction with the acquisition of Angelos Gateway, we issued 521,277 shares of restricted common stock to vest over a two year period.  In 2011, we recognized $301,712 in related stock compensation all of which is attributable to research and development costs.

During 2010, we issued common stock in connection with the following promissory note conversions, promissory note restructuring and consulting services:

		Promissory Note		Common
		and	Conversion	Stock
Date	Name	Accrued Interest	Price	Issued

June 14, 2010	Richard Berman	$1,360,985	$3.00	453,662
June 16, 2010	Rendez-Vous Management Limited	1,269,000	4.00	317,250
June 24, 2010	Angelique de Maison	173,250	3.00	57,750
July 12, 2010	Rendez-Vous Management Limited	700,000	4.00	175,000
August 13, 2010	Agile Opportunity Fund, LLC debt restructuring and extension consideration	-	-	50,000
October 1, 2010	Floss note conversion and additional incentive shares	353,852	2.25	182,268
December 1, 2010	Consulting shares issued for various services	-	-	55,915
Total common shares issued in connection with debt conversions and consulting services during 2010		$3,857,087	$-	1,291,845

During 2010, we issued common stock in connection with the following acquisitions:

		Common Stock
Date	Name	Issued

August 17, 2010	G2AA acquisition	275,000
September 29, 2010	Jetcast, Inc. acquisition	4,008,453
December 17, 2010	Agelos Gateway Limited acquisition	521,277
Total common shares in connection with acquisitions during 2010		4,804,730

During 2009, we issued common stock warrants.

The following table summarizes outstanding warrants to purchase shares of our common stock as of December 31, 2011 and 2010, as described above:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	December 31, 2011	December 31, 2010	Exercise Price	Expiration
November 2009	175,000	175,000	$3.50	November 2013
July 2009	600,000	600,000	$3.20	February 2014
February 2009	644,166	644,166	$1.00	February 2014

	1,394,1966	1,394,166

NOTE 15 – PREFERRED STOCK

Series A Convertible Preferred Stock Financing

During 2011, we sold an aggregate of 43,667 shares of our Series A Convertible Preferred Stock at a purchase price between $100.00 and $107.83 per share, raising gross proceeds of $4.4 million. The per share price of $107.83 includes accrued dividends of $7.83 per share.   There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the acquisition of iLoop.

During 2011, we converted $1.45 million in short term notes payable into 18,085 shares of Series A Convertible Stock

During 2010, we sold an aggregate of 100,000 shares of our Series A Convertible Preferred Stock at a purchase price of $100 per share, raising gross proceeds of $10.0 million.  There were no discounts, sales or underwriting commissions incurred in connection with the financing.  The proceeds will be used for general working capital purposes, including supporting the expansion of our mobile phone segment into new markets.  The preferred stock was sold pursuant to the terms of a securities purchase agreement dated September 23, 2010 between the Company and certain accredited investors.  The lead investor for the financing was Pablo Enterprises LLC, who purchased $10 million of the preferred stock.  As a condition to the financing, the lead investor, required that certain members of our management team purchase in the aggregate $750,000 worth of the preferred stock.  Our management team formed an entity under the name Sterling Capital Partners Inc., which agreed to purchase such amount of the preferred stock on the same terms and conditions as the other investor in the financing.  As of December 31, 2010, Sterling Capital Partners Inc. had funded $350,000 of the $750,000 investment and we had not issued the 7,500 shares of preferred stock. The remaining $400,000 to be funded was recorded as a preferred stock liability at December 31, 2010.  In February 2011, the 7,500 shares were issued and the total remaining amount of $400,000 from Sterling Capital Partners was collected.  In addition, we determined that the preferred stock contained an embedded beneficial conversion feature and we determined under ASC topic 815 that the embedded conversion feature did not need to be bifurcated from the preferred stock.  We calculated the intrinsic value of the beneficial conversion feature to be approximately $13.3 million.  Because the maximum discount cannot exceed the $10.0 million face amount of the preferred stock, we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over twenty four months to accumulated deficit.  For the years ended December 31, 2011 and 2010, we accreted approximately $5.3 million and $1.5 million, respectively, as beneficial conversion feature.  For the years ended December 31, 2011 and 2010, we accrued approximately $677,000 and $165,000 for dividends payable.

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

Conversion Price: The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our company’s EBITDA for the 15 month period ended December 31, 2011 is less than $27.0 million and our company’s EBITDA for the 27 month period ended December 31, 2012 is less than $65.0 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ended December 31, 2012 is less than $65.0 million, and the conversion price is reduced by an additional $0.03 per share for each $1.0 million difference between actual EBITDA for such 27 month period and $65.0 million, subject to a conversion price floor of $0.20 per share.

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

Series B1 Convertible Preferred Stock Financing

In conjunction with the acquisition of iLoop, we issued 87,717 shares of Series B1 Convertible Preferred Stock with a value of $8.8 million

The following is a summary the terms of the Series B1 preferred stock issued on December 27, 2011:

Stated Value: The stated value per share of preferred stock is $100, subject to increase for accreted dividends.

Voting Rights:  The holders of the preferred stock shall not have any right to vote on any matter presented to the stockholders of the company except with respect to: (i) alter or change adversely the powers, preferences or rights given to the Series B1 Preferred Stock ( ii) except for the Series B2 preferred stock, authorize or create any class of stock ranking, as to distribution of assets upon a liquidation or the payment of dividends or rights of redemption, senior to or otherwise pari passu with the Series B1 Preferred Stock, or reclassify, alter or amend any class of stock that would render such other security, as to distribution of assets upon a liquidation or the payment of dividends or rights of redemption, senior to or otherwise pari passu with the Series B1 Preferred Stock, or (iii) amend its Certificate of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders.

Dividends: The holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 3.0% per annum. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 and  when and to the extent shares of the preferred stock are converted into common stock. Dividends accrete to, and increase, the outstanding stated value of the preferred stock and compound annually on December 31 each year.

Voluntary Conversion:  A holder of the preferred stock can elect to convert its preferred stock into shares of our common stock at any time. Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price: The conversion price is initially $0.25 subject to adjustment if we pay any stock dividends or if we subdivide, combine or reclassify our common stock.

Automatic Conversion:  The preferred stock automatically converts if: (i) we close a public offering of common stock or common stock equivalent raising aggregate proceeds of at least $20 million or (ii) the date specified and approved by the holders of a majority of the outstanding shares of Series B1 Preferred Stock.

Liquidation Preference: Upon any liquidation and after payment or provision for all of the company’s debts and the liquidation rights conferred upon the holders of the company’s Series A Convertible Preferred Stock and any other preferred stock having a liquidation preference higher than the Series B1 Preferred Stock, the holders shall be entitled to receive out of the remaining assets, whether capital or surplus, of the company an amount for each share of Series B1 Preferred Stock held by such holders equal to 100% of the stated value, plus any accrued dividends, before any distribution or payment shall be made to the holders of any junior securities.

Redemption: The company may redeem, at its sole and absolute discretion, all or any portion of the shares of the Series B1 preferred stock at the redemption price on a pro rata basis at any time following the earlier of: (i) the fifth anniversary of the original issue date,( ii) upon the occurrence of a Change of Control transaction, or (iii) upon the fair market value of the common stock equaling or exceeding 250 percent of the conversion price.

Series B2 Convertible Preferred Stock Financing

In conjunction with the acquisition of iLoop, we issued 58,131 shares of Series B2 Convertible Preferred Stock valued at $5.8 million.

The following is a summary the terms of the Series B2 preferred stock issued on December 27, 2011:

Stated Value: The stated value per share of preferred stock is $100, subject to increase for accreted dividends.

Voting Rights:  The holders of the preferred stock shall not have any right to vote on any matter presented to the stockholders of the company except with respect to: ( i) alter or change adversely the powers, preferences or rights given to the Series B2 Preferred Stock ( ii) except for the Series B1 preferred stock, authorize or create any class of stock ranking, as to distribution of assets upon a Liquidation or the payment of dividends or rights of redemption, senior to or otherwise pari passu with the Series B2 Preferred Stock, or reclassify, alter or amend any class of stock that would render such other security, as to distribution of assets upon a liquidation or the payment of dividends or rights of redemption, senior to or otherwise pari passu with the Series B2 Preferred Stock, or (iii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders.

Dividends: The holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 3.0% per annum. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 and when and to the extent shares of the preferred stock are converted into common stock. Dividends accrete to, and increase, the outstanding stated value of the preferred stock and compound annually on December 31 each year.

Voluntary Conversion:  A holder of the preferred stock can elect to convert its preferred stock into shares of our common stock at any time. Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price: The conversion price is initially $0.40 subject to adjustment if we pay any stock dividends or if we subdivide, combine or reclassify our common stock.

Automatic Conversion:  The preferred stock automatically converts if: (i) we close a public offering of common stock or common stock equivalent raising aggregate proceeds of at least $20 million or (ii) the date specified and approved by the holders of a majority of the outstanding shares of Series B2 Preferred Stock.

Liquidation Preference: Upon any liquidation and after payment or provision for all of the Company’s debts and the liquidation rights conferred upon the holders of the Company’s Series A Convertible Preferred Stock and any other preferred stock having a liquidation preference higher than the Series B2 Preferred Stock, the holders shall be entitled to receive out of the remaining assets, whether capital or surplus, of the Company an amount for each share of Series B2 Preferred Stock held by such holders equal to 100% of the stated value, plus any accrued dividends, before any distribution or payment shall be made to the holders of any junior securities.

Redemption: The Company may redeem, at its sole and absolute discretion, all or any portion of the shares of the Series B2 preferred stock at the redemption price on a pro rata basis at any time following the earlier of: (i) the fifth anniversary of the original issue date, (ii) upon the occurrence of a Change of Control transaction, or (iii) upon the fair market value of the common stock equaling or exceeding 250 percent of the conversion price.

NOTE 16 – LEASE OBLIGATIONS

Leases of assets under which all the risks and benefits of ownership are effectively retained by the lessor are classified as operating leases. Lease payments under an operating lease are charged to the income statement over the lease term on a straight-line basis unless another basis is more representative of the pattern of use.

We lease approximately 2,700 square feet of office space in Seattle, Washington under a sublease agreement that terminates August 31, 2013. This office space houses our corporate headquarters, which includes our principal administrative, marketing and sales organizations. Monthly rental payments are $5,400 and increase to $5,569 starting January 1, 2013.

We lease approximately 5,285 square feet of office space in San Jose, California pursuant to an office lease that expires on June 30, 2013. Monthly rental payments are $9,812 and increase to $10,107 on April 1, 2013.

In Johannesburg, South Africa, our Capital Supreme (Pty) Ltd. subsidiary leases approximately 921 square meters of office space pursuant to a lease that expires on September 30, 2012. Monthly rental payments under the lease are 112,000 South African Rand, or approximately $14,900 U.S. dollars, per month and increase each year under the current lease by 8%.

In Krakow, Poland our research and development branch leases approximately 350 square meters of office space pursuant to a lease that expires on December 31, 2013.  Monthly rental payments under the lease are approximately 6,600 Euro, or approximately $8,500 U.S. dollars, per month.

We do not have operating leases other than these leases for space described above. Operating lease expense for the years ended December 31, 2011, 2010 and 2009 was approximately $472,340, $453,000 and $229,000, respectively.

Our minimum annual lease payments are:

Year Ending December 31,	Total Amount
2012	$345,879
2013	105,192
2014	-
$451,071

NOTE 17 – FAIR VALUE MEASUREMENT

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent
Consideration
Liability

Balance January 1, 2010	$1,390,785
Increase related to accounting for acquisition of Jetcast	12,237,896
Payment of contingent consideration	(911,097)
Balance December 31, 2010	12,717,584
Payment of contingent consideration	(385,553)
Change in fair value	(12,332,031)
Balance December 31, 2011	$-

NOTE 18 – RELATED PARTY TRANSACTIONS

Sterling Capital Partners, Inc., of which Mr. Levinsohn is the Chief Executive Officer, loaned the Company $200,000 in October 2011 pursuant to a promissory note.  The note included interest at 6% and was due on the earlier of a change of control of the Company (as defined in the note) or July 31, 2012.  The debt was converted into 1,855 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

Mr. Liang loaned the Company $250,000 in November 2011 pursuant to a promissory bridge note dated November 21, 2011. The promissory note included interest at 6% and was due on the earlier of a change of control of the Company (as defined in the note) or July 31, 2012.  The debt was converted into 2,318 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

BAJL Investments, LLC, a Delaware corporation in which Mr. Liang is a partner, was an investor in iLoop, having loaned iLoop $1.0 million pursuant to the terms of a promissory note dated August 11, 2011.   The debt was converted into 13,912 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

On December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media Inc. and Lenco Multimedia Inc., entered into an asset purchase agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Michael Hill, our former chief strategy officer, is the principal beneficial owner of MDMD Ventures, LLC. RadioLoyalty assumed substantially all of our ongoing contracts and other obligations related to the business and agreed to pay up to $2.5 million in cash. The cash portion of the purchase price is payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. The asset purchase agreement includes representations, warranties and covenants by each of the parties to the agreement that are customary for an asset sale of this kind. We agreed to indemnify MDMD Ventures, LLC and RadioLoyalty, Inc. for, among other things, any breach or inaccuracy of any the representations, warranties or covenants in the asset purchase agreement. We further agreed to indemnify MDMD Ventures, LLC and RadioLoyalty, Inc. against any claims made by John Williams, Jeff Pescatello and Todd Wooten arising out of the merger agreement that we entered into for the acquisition of Jetcast, Inc. Our maximum indemnification obligation under the asset purchase agreement is $3 million. Messrs. Williams, Pescatello and Wooten founded Jetcast, Inc., from which we acquired the assets in 2010, and managed our broadcast media business.

NOTE 19 – RETENTION BONUS AGREEMENTS

Retention bonus obligations of $4.1 million as of December 31, 2011, were issued to certain employees in conjunction with the acquisition of iLoop. The amount due in 2012 is approximately $4.1 million.  The agreements specifically state that the sole remedy for breach of the agreements is the accrual of interest at an annual rate of 6%.

NOTE 20 – SELECTED FINANCIAL DATA

	For the Three Month Period Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Revenue	$2,062,998	$2,758,541	$2,248,198	$2,429,766	$1,764,446	$605,232	$2,294,020	$1,419,200
Cost of sales	593,275	981,028	798,726	695,150	526,627	255,611	563,127	329,771
Gross profit	1,469,723	1,777,513	1,449,472	1,734,616	1,237,819	349,621	1,730,893	1,089,429

Income (loss) from continuing operations	673,882	(2,492,586)	(3,373,994)	(3,775,061)	(1,570,447)	(1,511,771)	(431,346)	(592,227)
Gain (loss) from discontinuing operations	(3,409,744)	(1,897,981)	-	-	(2,136,331)	(1,412,066)	(272,480)	350,616
Net income (loss)	(2,758,569)	(32,402,033)	8,958,037	(3,775,061)	(5,330,207)	(2,923,837)	(703,826)	(241,611)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.17)	$(0.04)	$0.13	$(0.05)	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Discontinuing operations	$0.04	$(0.42)	$-	$-	$(0.03)	$(0.02)	$-	$0.01
Net loss per share applicable to common Stockholders	$(0.12)	$(0.46)	$0.13	$(0.05)	$(0.05)	$(0.04)	$(0.01)	$-

Weight average shares outstanding	71,211,309	71,145,659	71,145,659	71,145,659	66,778,400	66,290,001	65,163,803	65,049,084

NOTE 21 – CONCENTRATIONS

Customers

Our customers are large enterprises, including financial institutions, consumer brands, retailers and health care providers, as well as marketing agencies. Historically, our core operations predominately have been conducted in South Africa.  In 2011, all of our revenues from continuing operations were generated in South Africa. We had three customers that accounted for approximately 51% of our revenue from continuing operations in 2011. Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 26% of our revenues from continuing operations during 2011 and approximately 45% of our revenues from continuing operations for 2010.  Mr. Price Group Ltd, a large South African retailer, accounted for approximately 13% of revenues from continuing operations in 2011 and 0% of revenues from continuing operations in 2010. African Bank accounted for approximately 12% of revenues from continuing operations in 2011 and 3% of revenues from continuing operations in 2010. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues. We have month-to-month purchase order agreements with these customers.

Suppliers

Our principal suppliers are wireless carriers and wireless carrier messaging aggregators which allow us to send mobile messages for our customers.  In the U.S., we have long-term contracts structured on a per message fee with volume discounts.  In South Africa, we purchase bulk message services from wireless carriers on which we depend for a significant portion of our messaging services on a purchase order basis.  We do not have long-term contracts with wireless carriers to protect our access to these network or the prices we pay for network access.  Our inability to access wireless carrier networks at reasonable rates, would have a substantial negative impact on our business.

NOTE 22 – INCOME TAXES

The provision for deferred tax is calculated using enacted or substantively enacted tax rates at the reporting date that are expected to apply when the asset is realized or liability settled. A deferred tax asset is recognized to the extent that it is more likely than not that future taxable profits will be available against which the deferred tax asset can be realized.

Our income tax provision (benefit) is comprised of the following:

	December 31,	December 31,	December 31,
	2011	2010	2009
Current:
Federal	$-	$-	$-
Foreign	352,262	(67,102)	333,359
State	-	8,800	800
Total current	$352,262	$(58,302)	$334,159

Deferred:
Federal	$-	$-	$-
Foreign	-	-	-
State	-	-	-
Total deferred	$-	$-	$-

Total Income Tax Expense (Benefit)	$352,262	$(58,302)	$334,159

Significant components of our deferred tax assets and (liabilities) are set forth below:

	December 31,	December 31,	December 31,
	2011	2010	2009
Net Operating Loss Carryforward	$20,077,057	$1,785,844	$277,568
	-
Intangibles	5,546,009	(4,445,078)	244,284
Stock Compensation	679,495	-	-
Foreign Tax Credit	-	479,696	479,696
Other	758,901	278,973	60,651
Deferred Tax Assets	27,061,462	(1,900,565)	1,062,199
Valuation Allowance	(27,061,462)	-	(1,062,199)
Net Deferred Tax Assets (Liability)	$-	$(1,900,565)	$-

U.S. and foreign income (loss) before income taxes are set forth below:

	December 31,	December 31,	December 31,
	2011	2010	2009

U.S.	$(28,427,161)	$(6,687,478)	$(2,696,184)
Foreign	(1,401,011)	(875,263)	1,456,289
Income Before Taxes	$(29,828,172)	$(7,562,741)	$(1,239,895)

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	December 31,		December 31,		December 31,
	2010		2010		2009

Income tax expense @ 35%	$(10,494,203)	35.00%	$(2,646,959)	35.00%	$(433,963)	35.00%
State income taxes (benefit), net of federal taxes	(161,968)	0.50%	-	0.00%	(42,274)	3.40%
Amortization	-	0.00%	3,749,980	(49.6)%	468,624	(1.3)%
Foreign income and withholding taxes	455,111	(1.50)%	-	0.00%	(479,696)	38.70%
Other	(2,747,473)	14.50%	(99,124)	1.30%	(175,542)	14.00%
Change in valuation allowance	13,300,795	(44.4)%	(1,062,199)	14.00%	997,010	(80.4)%
Total income tax expense	$352,262	4.24%	$(58,302)	0.80%	$334,159	(27.0)%

We have previously not provided deferred tax on the undistributed earnings of foreign investments. Management estimates that the total net undistributed earnings upon which deferred tax has not been provided total approximately $0.4 million at December 31, 2011.  Such net undistributed earnings are held in the Multimedia Solutions subsidiary, which is a South Africa corporation.

As of December 31, 2011, we had NOL carryforwards for federal, state and foreign income tax purposes of $50.5 million, $27.9 million and $2.4 million, respectively. Such carryforwards may be used to reduce taxable income in those jurisdictions through 2030 subject to limitations of Section 382 of the Internal Revenue Code (“IRC”). For the year ended December 31, 2010, we believe an ownership change may have occurred, as defined by Sections 382 and 383 of the IRC, which could result in the forfeiture of a significant portion of our net operating loss and credit carryforwards. We are currently analyzing whether a change occurred and the related impact on our gross deferred tax assets, if any. As our analysis is not complete, the impact to our gross deferred tax assets is uncertain.  The NOL carryforwards will begin expiring in 2028.

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

NOTE 23 –EMPLOYEE BENEFIT PLAN

We have a 401(k) defined contribution plan and profit sharing plan for eligible employees under the name of Lenco Mobile Inc. Retirement Plan and Trust. Under the defined contribution plan, employees can make voluntary contributions not to exceed the limits established by the Internal Revenue Code. We did not make any matching contributions during 2011, 2010 and 2009.

NOTE 24 – GOVERNMENT REGULATIONS

Our operations, products and services are subject to regulation by federal, state and foreign governments and regulatory authorities in the jurisdictions where we operate.  Our operating activities in South Africa are governed by the governmental and provincial commercial and labor statutes and regulations of that country, including regulations relating to employee rights, safety, health and environmental matters. In the U.S., our operations are regulated by the Department of Labor, the Occupational Safety and Health Administration, the United States Environmental Protection Agency, and other federal and state agencies.  Additionally, we are subject to laws and regulations that apply to internet communications, commerce and advertising in the jurisdictions in which we operate.  These are other laws and regulations now in effect or adopted in the future could adversely impact our business, operations or financial condition.

NOTE 25– SUBSEQUENT EVENTS

Between January and May 2012, we sold an aggregate of 8,882 shares of our Series A Convertible Preferred Stock at an average purchase price of $109 per share, raising aggregate gross proceeds of $1.0 million pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

On April 11, 2012 the Board of Directors approved and adopted the 2012 Incentive Plan.  Pursuant to the 2012 Incentive Plan, 53,000,000 shares of the Company’s common stock is reserved for the issuance of stock options and restricted stock grants.  In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that we are required to file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of certain material weaknesses in our internal controls over financial reporting identified below.

Management’s Annual Report on Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We completed our acquisition of iLoop Mobile Inc. on December 27, 2011.  In connection with that transaction, we reorganized our board of directors and, on December 30, 2011, appointed Matthew Harris as our new Chief Executive Officer.  Chris Dukelow was appointed our new Chief Financial Officer on February 27, 2012.  As a consequence of these events, our management did not complete its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

Notwithstanding our inability to complete an assessment of our internal control over financial reporting, the following material weaknesses have been identified in our internal control over financial reporting as of December 31, 2011:
—
we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the preparation of financial statements in accordance with GAAP;

—
we did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP to certain complex or non-routine transactions;

—	we did not maintain adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions;

—	we have not completed the design and implementation of effective internal control policies and procedures related to risk assessment and fraud prevention and detection activities;

—
we have not completed the design and implementation of effective internal control policies and procedures necessary to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers that are used in the financial accounting process; and

—
we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance with respect to the accuracy and completeness of assertions and disclosures related to significant financial statement accounts, and with respect to information technology general and application controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a more than remote likelihood that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

However, since management has not completed its assessment, we cannot provide assurance that the material weaknesses described above constitute a complete list of deficiencies. Had management completed its assessment, additional internal control weaknesses as of December 31, 2011 may have been detected.  In addition, because management did not complete its assessment, our independent registered public accounting firm was unable to render an opinion on the effectiveness of our internal control over financial reporting.

Our management is in the process of identifying the steps necessary to address the material weaknesses described above, as follows:

(1)
Investing in additional enhancements to our information technology systems, including enhancements to uniform and universal financial reporting and fully-integrated operating platforms across all of the Company’s subsidiaries, and security over user access and administration;

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

(4)	Evaluating an internal audit function in relation to the Company’s financial resources and requirements; and

(5)	Creating policy and procedures manuals for the accounting, finance and information technology functions.

The Company is developing the remediation plans for the material weaknesses identified above. The Company's remediation efforts are expected to continue through fiscal 2012 and into 2013.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS*

Name	Age	Director since
Michael Levinsohn	50	2008
Matthew Harris	51	2011
Philip B. Harris	43	2011
Jorgen Larsen	70	2011
James L. Liang	54	2011

*Mr. Thomas Banks and Mr. Ronald Wagner served members of our Board of Directors from 2009 until their resignation from the Board in December 2011 in connection with our acquisition of iLoop.

Michael Levinsohn has served as a director since 2008 and was our chief executive officer and president from 2008 to December 30, 2011, at which time he became executive chairman of our Board of Directors.  Mr. Levinsohn was a co-founder of Digital Vouchers (Pty) Ltd., an internet and internet loyalty program platform that we acquired in February 2008. From 2003 to 2007, Mr. Levinsohn was the Managing Director of 121 Marketing, a leading CRM and loyalty program consultancy based in Johannesburg, South Africa. From 1998 to 2003, Mr. Levinsohn was a co-founder and sales and marketing director of Webworks, a company that developed and operated the Infinity CRM and loyalty program in South Africa. Clients of Infinity included many of the top retail and leisure brands in South Africa. From 1988 to 1997 Mr. Levinsohn was at various times the chief executive officer of Lanchem Limited, Ventel Limited and Integrated Consumer Products Limited. All three companies were listed on the Johannesburg Stock Exchange. Mr. Levinsohn has been the managing director of Sterling Trust (Pty) Ltd., a privately-owned investment banking company since March 1988.

As the former chief executive officer and president of our company, Mr. Levinsohn provides significant industry knowledge and key insight regarding our corporate strategy, business development and day to day operations. Mr. Levinsohn also has relationships with the majority of our current customers, including brand owners and wireless carriers. Mr. Levinsohn provides our Board of Directors with a comprehensive understanding of our services and technologies, as well as a perspective on corporate opportunities and industry trends. He is the key interface between the Board of Director’s oversight and strategic planning and its implementation at all levels of the Company around the world and instrumental in maintaining our strong relationships with investors and other key stakeholders.

Matthew Harris was appointed Chief Executive Officer on December 30, 2011. He served as the chief executive officer of iLoop from 2007 until it was acquired by the Company. Prior to joining iLoop, Mr. Harris served as chief executive officer of Volantis Systems, a UK-based mobile software company from 2005 to 2007. Mr. Harris joined Volantis from Metrowerks, where he was also chief executive officer. Prior to Metrowerks, Mr. Harris served as chief executive officer of Embedix, an embedded software company sold to Motorola Semiconductor. Mr. Harris is a 1982 graduate of the business school at the University of Washington and a 1991 graduate of the University of Michigan law school.

Mr. Harris serves a key leadership role on the Board, communicates management’s perspective on important matters to the Board, and provides the Board with in-depth knowledge of the Company's business, as well as industry and international challenges and opportunities. His executive experience, combined with his background as a systems engineer and technology lawyer, make him uniquely qualified to lead a high-growth technology company.

Philip Harris has served on our Board of Directors since March 2011. Mr. Harris is an experienced entrepreneur with a strong track record of operating, advising and investing in technology and healthcare companies. From 2007 to 2010, Mr. Harris was a managing director and founding principal of Maren Group, LLC, where Mr. Harris focused on select advisory projects and managing that company’s corporate investments. From 2000 to 2007, Mr. Harris was a founding principal at Alterity Partners, which specialized in mergers and acquisitions advisory in the technology and healthcare industries. The firm grew rapidly and was sold to First Horizon National (formerly First Tennessee Bank) where Mr. Harris continued to serve until 2007. Previous to Alterity Partners, he held operating roles at priceline.com (SVP of Corporate Development), Cendant Corporation (GM of Interactive Services) and Nordson Corporation (Director of Marketing). Mr. Harris received a B.S. in Finance from Ohio State University and an M.B.A. from Harvard Business School.

As a current board member of a number of companies and a former executive of several large online marketing and public companies, Mr. Harris offers a unique perspective on the challenges and opportunities facing the Company. His extensive experience in mergers and acquisitions advisory businesses focusing on technology and online marketing companies provides us with significant industry knowledge and expertise as well as critical strategic planning insights and development possibilities. His valuable business skills and long-term perspective of the Company bolster his qualifications to serve on our Board of Directors.

Jorgen Larsen served as chairman of the board at iLoop until its acquisition by the company in December 2011.  Until June 2005, Mr. Larsen was chairman and chief executive officer of London-based Universal Music International, responsible for overseeing the activities of the Universal Music Group in 77 countries outside of North America. Prior he was as president of Sony Music Europe, where his responsibilities also included the company’s subsidiaries, licensees and business development in Asia, Africa, the Middle East and Eastern Europe.  He spent 20 years of his career at CBS where he was managing director at CBS Sweden, Scandinavian area director, president at CBS Germany, president at CBS France and senior vice president at CBS Europe, before his appointment.. Mr. Larsen holds an MBA from the University of Wisconsin and a graduate degree in marketing from the Business School of Copenhagen.

Mr. Larsen brings to our company strategy, media and international expertise gained from working with large, global companies in the media sector.  He has significant experience in building strong management teams and offers a broad leadership perspective on strategic issues facing companies today and provides in-depth operational knowledge as a long-serving chief executive officer of various companies including international development and marketing expertise. He has served on other companies’ boards and, as a result, he offers the Company broad leadership experience.

James L. Liang has served on our Board of Directors since March 2011 and as the chairman of our Board of Directors from April 2011 until December 2011. From 2008 to 2011, Mr. Liang served as SVP of Strategy and Corporate Development at Amdocs, Ltd. (NYSE: DOX), a global provider of software and services for billing, customer relationship management and operations support systems. From 2005 to 2008, Mr. Liang served as the Chief Strategy Officer for IBM Corporation’s $30+ billion Global Technology Services (GTS) Division. Prior to joining IBM, Mr. Liang spent 21 years as an investment banker working exclusively with technology companies on a broad range of financing and strategic assignments including twelve years at Morgan Stanley, where he ultimately served as the Head of the Global Technology Banking Group. Mr. Liang is a graduate of Phillips Exeter Academy, Brown University (Sc.B. in Applied Mathematics/Economics) and The University of Chicago Graduate School of Business (MBA in Finance/Marketing).

Mr. Liang brings to our company strategy, finance and corporate development expertise gained from working with large, global companies, including companies engaged in offerings to the mobile sector. He has a strong knowledge of our business and industry, which he is able to leverage in strategic planning for the Company. Mr. Liang’s significant experience allows him to provide the Company guidance on achieving success in different economic conditions, geographies and competitive landscapes. The Board of Directors has determined that Mr. Liang qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission (“SEC”). His significant investment banking experience and key relationships developed from that role allow for Mr. Liang to be a critical participant in the Company’s mergers and acquisition strategy and provides the Board of Directors with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets.

EXECUTIVE OFFICERS

In addition to Mr. Levinsohn and Mr. Harris, the executive officers of the Company as of June 15, 2012, were as follows:

Name	Age	Title
Richard Ballard	45	General Counsel and Secretary
Christopher Dukelow	47	Chief Financial Officer
Jonathan Fox	46	Chief Executive Officer and President, Capital Supreme (Pty) Ltd
Srinivas Kandikattu	43	Chief Technology Officer

Jonothan Fox has served as our Chief Executive Officer and President of Capital Supreme (Pty) Ltd since 2009.  He is also the Managing Director of New Seasons Entertainment, a film distribution and exhibition company in South Africa. From 2006 to 2008 he was the Chief Executive Officer of Ster-Kinekor Pictures, a large distributor of filmed entertainment in the Southern hemisphere .  He has a B.Comm. and LLB degree from the University of the Witwatersrand in Johannesburg, South Africa

Richard Ballard, our General Counsel and Secretary, joined the company in December 2011. He was Vice President, General Counsel and Secretary at iLoop from January 1, 2008 until its acquisition by the Company. He was president of Ballard Law from 2006 through 2007, where he served as outside counsel to a number of technology companies and private equity funds in the United States, Europe and Asia. He was an attorney for the international law firm Jones Day from 2004 to 2006, and served as General Counsel of NASA's Girvan Institute in Mountain View, California, from 2002 to 2004.  Mr. Ballard began his legal career as a patent agent and patent attorney. He holds a B.S. and M.S. in systems physiology from San Jose State University and a J.D. from Santa Clara University.

Chris Dukelow, our Chief Financial officer, joined the Company February 27, 2012. He was previously the Chief Financial Officer of Giant Campus, Inc., an education and learning experience company that delivers online technology educational programs, since July 2008. Prior to joining Giant Campus, Mr. Dukelow served as Chief Financial Officer of Scout Analytics (formerly Biopassword, Inc.), from 2006 to 2008, and as Chief Operating Officer of Escapia, from 2005 to 2006.  Previously he has held a number of senior executive positions at venture capital backed technology companies. He holds a Bachelor of Arts in Business Administration, with a concentration in Accounting, from the University of Washington.

Srinivas Kandikattu, our Chief Technology Officer, joined the company in December 2011 as part of the iLoop Mobile purchase, where he had served as Vice President, Chief Technology Officer from 2006.  Previously he was senior development manager at IBM from 2005 to 2006.  Prior to IBM, he held technical and management roles at Siebel Systems from 2001 to 2006.  He holds a BS from JNTU Hyderabad, India.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and NASDAQ. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required to have been filed for such persons, the Company believes that its executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them in 2011, except that Form 3’s have not been timely filed for Messrs Ballard, Larsen and Kandikattu and Mr. Matthew Harris, and Form 4s have not been timely filed for option grants for Mr. Philip Harris, Mr. Larsen and Mr. Liang.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Mr. Phillip Harris and Messrs. Larsen and Liang are “independent directors” and that Mr. Wagner was an “independent director” as defined in Rule 5605 of the NASDAQ Stock Market (Nasdaq) listing rules. Although the Company is not listed on Nasdaq, the Board of Directors has determined that for governance reasons it is appropriate that its nonemployee directors meet the Nasdaq listing standards for independence. In making its independence determinations, the Board of Directors considered all relationships between its directors and the Company.

Board Meetings and Committees

The Board of Directors held six meetings during 2011. During the last year, no director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director. The Company encourages, but does not require, members of the Board of Directors to attend the annual meeting of shareholders.

The Board of Directors has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. The current membership and leadership of each of the committees of the Board of Directors is set forth in the table below:

Director	Audit Committee	Compensation Committee	Nominating & Governance Committee
Jorgen Larsen		●	Chair
James L. Liang	●	Chair
Philip B. Harris	Chair		●

Audit Committee. The Audit Committee currently consists of Mr. Phillip Harris and Mr. Liang, with Mr. Harris serving as chair. During 2011, the Audit Committee consisted of Messrs. Wagner and Liang, with Mr. Wagner serving as chair. The Audit Committee held six meetings in 2011. The Audit Committee oversees the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The Audit Committee appoints and approves the services performed by the Company’s independent registered public accounting firm and is responsible for reviewing and evaluating the Company’s accounting principles and its system of internal control over financial reporting. All members of the Audit Committee meet the standards for independence set forth in Rule 10A-3(b) promulgated under the Exchange Act. The Board of Directors has further determined that Mr. Liang is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

The Audit Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.lencomobile.com

Compensation Committee. The Compensation Committee currently consists of Messrs. Larsen and Liang, with Mr. Liang serving as chair.  During 2011, Messrs. Wagner and Liang and Mr. Phillip Harris served on the Compensation Committee, with Mr. Liang serving as chair. Mr. Larsen joined the Committee in December 2011. The Compensation Committee held six meetings during the year. The Compensation Committee administers granting of options to purchase stock of the Company pursuant to the Company’s stock plans and, in accordance with the terms of the respective stock plans, determines the terms and conditions of such issuances and grants. In addition, the Compensation Committee reviews and approves the Company’s executive compensation policy, conducts an annual review of the compensation of each senior executive and makes recommendations to the Board of Directors regarding compensation for the executive management. For more information regarding the process and procedures for setting executive compensation, see below under the caption “Executive Compensation and Related Information—Compensation Discussion and Analysis.”

The Compensation Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.lencomobile.com

Governance and Nominating Committee (the “Governance Committee”). The Governance Committee currently consists of Mr. Phillip Harris and Mr. Larsen, with Mr. Larsen serving as chair.  During 2011, Messrs. Wagner and Liang and Mr. Phillip Harris served on the Governance Committee, with Mr. Harris serving as chair.  The Governance Committee held three meetings during the year. The Governance Committee monitors the size and composition of the Board of Directors. Also, prior to the Company’s annual meeting of shareholders, the Governance Committee, pursuant to qualification guidelines, assists the Board of Directors in selecting the candidates that will be presented to the Company’s shareholders for election as directors at the next annual meeting. The Governance Committee considers and makes recommendations to the Board of Directors regarding any shareholder recommendations for candidates to serve on the Board of Directors. However, the Governance Committee has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the small number of shareholder recommendations in the past. Pursuant to our Bylaws, shareholders wishing to recommend candidates for consideration by the Governance Committee may do so by writing to Rick Ballard, Corporate Secretary of the Company, at 2025 First Ave, Suite 320, Seattle, WA  98121, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating shareholder’s ownership of Common Stock not less than 90 nor more than 120 days prior to the next annual meeting of shareholders to assure time for meaningful consideration by the Governance Committee. There is no difference in the manner in which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a shareholder, by management or by the Board of Directors.

In reviewing potential candidates to serve on the Board of Directors, the Governance Committee considers experience in the mobile industry, general business or other experience, the Company’s need for additional or replacement directors, the candidate’s interest in the business of the Company, and other subjective criteria. Of greatest importance are the individual’s integrity, willingness to be actively involved and ability to bring to the Company experience and knowledge in areas that are most beneficial to the Company. The Board of Directors intends to continue to evaluate candidates for election to the Board of Directors on the basis of the foregoing criteria.

The Governance Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.lencomobile.com.

Board Leadership Structure

The Board of Directors selects by consensus the chairman from the directors. The Board does not have a specific policy on whether the roles of chief executive officer and chairman of the Board should be separate, or if the roles are separate, whether the chairman of the Board should be selected from the nonemployee directors. The Board believes that it should have discretion to determine the most appropriate leadership structure at a given time.

The Board of Directors believes the current leadership structure, with a non-management independent lead director and an executive chairman of the Board who is not the chief executive officer, is appropriate at this time. The Board believes this structure ensures a greater role for the independent directors in the oversight of the Company, as well as their active participation in setting agendas and establishing priorities and procedures for the work of the Board. The Board also believes its administration of its risk oversight function, as discussed below, has not affected the Board’s leadership structure.

Mr. Liang, who serves on the Audit Committee and is the chair of the Compensation Committee, was selected by the Board of Directors to serve as the lead director for all meetings of the non-management directors held in executive session. The lead director has the responsibility of presiding at all executive sessions of the Board, consulting with the Chairman on Board and committee meeting agendas, acting as a liaison between management and the non-management directors, including maintaining frequent contact with the Chairman and advising him on various matters and facilitating communication between the non-management directors and management, as well as other responsibilities.

Risk Management

The entire Board of Directors is responsible for reviewing and overseeing the Company’s internal risk management processes and policies to help ensure that the Company’s corporate strategy is functioning as directed and that necessary steps are taken to foster a culture of risk aware and risk-adjusted decision making throughout the Company. The Board has an active role, both as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks, financial reporting and tax. The Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Corporate Governance

The Company has adopted a set of Corporate Governance Guidelines. The Governance Committee is responsible for overseeing the Corporate Governance Guidelines and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The Corporate Governance Guidelines are posted on the Company’s website at www.lencomobile.com.

Code of Conduct

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of the Company as required by applicable securities laws and rules of the SEC, and in accordance with NASDAQ listing standards. The Code of Business Conduct and Ethics is posted on the Company’s website at www.lencomobile.com. The Company will post on its website any amendments to, or waivers from, any provision of its Code of Business Conduct and Ethics.

Communication between Shareholders and Directors

The Board of Directors does not currently have a formal process for shareholders to send communications to it. Nevertheless, every effort has been made to ensure that the views of shareholders are heard by the Board or by individual directors, as applicable, and that timely and appropriate responses are provided. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. Shareholders wishing to formally communicate with the Board may send communications directly to James L. Liang, Lead Director, c/o Pablo Ventures, Inc., 1102 A1A North –Suite 208, Ponte Vedra Beach, FL  32082.

Risk Assessment Related to the Company’s Compensation Programs

The Compensation Committee is primarily responsible for the design and oversight of the Company’s equity and executive compensation programs. The Compensation Committee also monitors the policies and practices of the Company’s overall compensation programs and has reviewed and discussed the concept of risk as it relates to the Company’s compensation programs. The Compensation Committee has concluded that none of the Company’s compensation programs create risks that are reasonably likely to have a material adverse effect on the Company.

Item 11.     Executive compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the Company’s executive compensation program as it relates to the following executive officers of the Company (the “named executive officers”), whose compensation information is presented in the tables which follow this section:

—	Michael Levinsohn, Executive Chairman of the Board and former Chief Executive Officer

—	Matthew Harris, Chief Executive Officer

—	Jonathan Fox, CEO and President, Capital Supreme (Pty) Ltd.

—	Thomas Banks, former Chief Financial Officer

—	Michael Hill, former Chief Strategy Officer

Overview

Lenco is a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically our core operations have been conducted in South Africa through our subsidiary Capital Supreme (Pty) Ltd. In December 2011, we acquired iLoop, a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

Beginning in December 2011, we made several changes in our management team. In connection with our acquisition of iLoop, in December 2011 our Board of Directors appointed Mr. Harris, who had served as chief executive officer of iLoop, as our chief executive officer, and Mr. Levinsohn, who had previously served as our chief executive officer and president, was appointed executive chairman of our Board of Directors. Also in December 2011, Mr. Hill resigned from his position as chief strategy officer. Mr. Banks resigned from his position as chief financial officer in February 2012.

Compensation Philosophy and Objectives

Our executive compensation programs are intended to:

—	attract, retain and reward qualified, experienced executive officers who will enable us to achieve our financial and strategic business objectives

—	motivate our executives to achieve superior performance

—
align our executives' compensation with our stockholders' interests by tying a significant portion of their pay to performance over the long term through equity-based awards whose value depends on future share prices and is subject to vesting schedules requiring continued service with us.

Determination of Compensation

The Compensation Committee of our Board of Directors reviews and approves the Company’s executive compensation policy, conducts an annual review of the compensation of each senior executive officer and makes recommendations to our Board of Directors regarding compensation for the executive officers. For 2011 compensation for officers other than our chief executive officer, the Compensation Committee considered recommendations by our then chief executive officer, Mr. Levinsohn. Mr. Levinsohn's 2011 compensation was also determined by his employment agreement, which was entered into in 2009. The Compensation Committee has authority under its charter to engage compensation consultants but has not done so. In its compensation decision making the Compensation Committee considers both external market data, which is used as a general reference, and internal considerations, such as the strategic value of a given role.

Last year at our 2011 annual meeting of shareholders we conducted our first advisory vote to approve executive compensation. At that meeting, a substantial majority of the votes cast were in favor of our named executive officer compensation as disclosed in the proxy statement. As the shareholder advisory vote was held after the Compensation Committee and our Board of Directors had determined the compensation to be paid to the Company's named executive officers for 2011, we did not take such results into account in determining executive compensation for 2011. However, we will consider the outcome of the shareholder advisory vote and shareholder feedback when making future compensation decisions for the named executive officers. Also at last year's annual meeting, a substantial majority of our shareholders approved holding advisory votes on executive compensation every three years. Accordingly, our current intention is to hold the next advisory vote on executive compensation at our 2014 annual meeting of shareholders.

2011 Elements of Compensation and Compensation Decisions

The elements of our executive compensation program for 2011 were base salary and equity compensation and, for Mr. Levinsohn, an annual incentive bonus pursuant to his employment agreement. Our executive officers also receive certain benefits (primarily consisting of health plans) and modest perquisites.  The compensation of the named executive officers is determined by the Compensation Committee in its discretion except to the extent specified in Mr. Levinsohn's employment agreement.

Base Salary.  Each of Messrs. Fox, Banks and Hill received a base salary increase of approximately 10% for 2011 based on compensation surveys and maintaining market competitiveness. Under the terms of an employment agreement entered into with Mr. Levinsohn on September 1, 2009, Mr. Levinsohn is entitled to receive a monthly base salary of $25,000. Mr. Levinsohn waived any right to compensation in excess of $100,000 for the year ended December 31, 2009, and waived salary for January 1, 2010 through March 15, 2010. He was paid the full $300,000 called for by the agreement in 2011.  The Compensation Committee has the discretion to increase Mr. Levinsohn's base salary, but has not done so.

Annual Incentive Awards. Historically, the Company has not granted annual incentive awards, except that Mr. Levinsohn pursuant to his employment agreement is eligible to earn an annual performance bonus based upon the Company’s performance and Mr. Levinsohn’s satisfaction of certain specified performance objectives. For 2011, Mr. Levinsohn was eligible to earn a performance bonus equal to one-half of his 2011 base salary based on the achievement of EBITDA (earnings before interest, taxes, depreciation and amortization) of $18.3 million. This performance target was not achieved, and Mr. Levinsohn was not paid an annual incentive bonus for 2012.

Equity Awards.  The Compensation Committee in February 2011 for the first time introduced stock options as an element of compensation for its employees, including the named executive officers, based on compensation surveys and maintaining market competitiveness.  The options, whose value depends on future share prices, are intended to align the interests of the executives with the interests of our stockholders and to provide further incentive and retention.  The options vest quarterly over three years.

Retention Bonus Agreement with Mr. Harris.  In connection with our acquisition of iLoop, we entered into a retention bonus agreement with Mr. Harris in December 2011 that provides compensation to Mr. Harris in part in exchange for his releasing amounts that would have been otherwise due to him under his change-in-control agreement with iLoop. Pursuant to this agreement, Mr. Harris is entitled to receive a cash retention bonus of approximately $2.47 million and options to purchase 3.2 million shares of our common stock. The retention bonus will be payable in four stages:  $87,500 by December 31, 2012, $580,000 on the earlier of a qualified financing of Lenco of at least $10 million or July 1, 2012, $900,000 on December 27, 2012 and $900,000 on January 1, 2013. As permitted by the agreement, Mr. Harris on January 31, 2012 exchanged $900,000 of the amounts due under the agreement for 7,851 shares of Series A Convertible Preferred Stock, with all of those shares subject to forfeiture in the event that Mr. Harris’ employment terminates prior to December 27, 2012.  For further details regarding the retention bonus, see "Potential Payments on Termination or Change in Control" below.

Changes for 2012.  Compensation for 2012 has been further refined to align our executives' compensation with our stockholders' interests by tying a significant portion of their pay to performance over the short term and the long term.

—
Each executive officer received an annual cash incentive award with a target amount equal to between 30-50% of their salary, and which may be paid only upon reaching targets based on the achievement of specified Company and regional revenue and EBITDA goals.

—
Each named executive officer also received a stock option whose value depends on future share prices and whose vesting is subject to the achievement of specified Company and regional revenue and EBITA goals over a three-year period and further vesting based on continued service.

Post-termination Arrangements.  Pursuant to their agreements with the Company, Messrs. Levinsohn and Harris are entitled to certain payments and benefits if we terminate their employment without “cause” or if they terminate their employment for “good reason.”  See "Potential Payments Upon Termination or Change in Control" below for a description of these payments and benefits.

We do not provide any special change in control benefits to executives.  Our only change-in-control arrangement, which applies to all employees with certain stock option awards, is accelerated vesting of equity, which occurs only if stock options are not assumed or substituted with stock options of the surviving company, in which case they vest immediately upon a change in control.

Limits on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers who are in office at the end of the fiscal year to $1 million per officer in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.  The Compensation Committee has considered the Section 162(m) limit on the deductibility of executive compensation but at this time has not adopted a policy of structuring the Company's executive compensation to qualify as Section 162(m) performance-based compensation.

COMPENSATION COMMITTEE REPORT

Management has prepared the "Compensation Discussion and Analysis" above. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee

James L. Liang, Chair

Jorgen Larsen

Mr. Wagner also served on the Compensation Committee until his resignation from our Board of Directors in December 2011. Mr. Philip Harris' service with the Committee ended in December 2011 and Mr. Larsen joined the Committee in December 2011.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation awarded to the Named executive Officers for 2011 and, where applicable, for 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Michael Levinson (2 Chairman and former Chief Executive Officer	2011 2010 2009	$275,000 235,000 100,000	$1,420,000 — —	$1,695,000 235,000 100,000
Matt Harris (3 Chief Executive Officer	2011	4,615	—	4,615
Jonathon Fox (4 Chief Executive Officer and President of Capital Supreme Pty (Ltd)	2011 2010 2009	139,000 135,000 92,000	85,200 — —	224,200 135,000 92,000
Thomas Banks (5 Former Chief Financial Officer	2011 2010 2009	204,000 175,000 47,500	2,130,000 — —	2,334,000 175,000 47,500
Michael Hill (6 Former Chief Strategy Officer	2011 2010 2009	285,000 260,000 74,000	2,130,000 — —	2,415,000 260,000 74,000

(1)
The amounts represent the aggregate grant date fair value of the option awards granted during the year calculated in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included within this report.

(2)
Mr. Levinsohn’s employment agreement dated September 1, 2009 entitles him to receive a base salary in the amount of US$25,000 per month. Mr. Levinsohn waived any right to compensation in excess of $100,000 for the year ended December 31, 2009, waived salary for January 1, 2010 through March 15, 2010. Because performance goals were not met, Mr. Levinsohn did not receive payment of an annual incentive award for 2011, 2010 and 2009.  See "Compensation Discussion and Analysis" above.

(3)
Mr. Harris commenced employment with the Company on December 27, 2011 and was appointed Chief Executive Officer on December in conjunction with the acquisition of iLoop.  He will be paid an annual base salary of $300,000. See "Compensation Discussion and Analysis" above for further information regarding Mr. Harris' compensation arrangements.

(4)	The amounts shown for Mr. Fox were paid in South African Rand. The method used to convert the compensation values to U.S. dollars was the average rate of exchange during 2011.

(5)
Mr. Banks commenced employment with the Company in September 2009 as the Company’s Chief Financial Officer. His employment with the Company was terminated in February 2012. Mr. Banks will continue to serve as a consultant to the Company through June 30, 2012.

(6)	Mr. Hill commenced employment with the Company in February 2009 as the Company's Chief Strategy Officer. His employment with the company was terminated in December 2011.

2011 GRANTS OF PLAN-BASED AWARD

The following table provides information on grants of awards under any plan to the named executive officers related to 2011.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards: number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Award	Grant Date (2)	Target ($)	Maximum ($)	Underlying Options (#)	Awards ($/sh) (3)	and Option Awards

Michael Levinsohn (1)	Annual Incentive Bonus	-	$150,000	$150,000	-	-	-
	Stock Options	2/22/2011			$1,000,000	$2.15	$1,420,000

Matt Harris	Annual Incentive Bonus	-	-	-	-	-	-
	Stock Options	-	-	-	-	-	-

Thomas Banks	Annual Incentive Bonus	-	-	-
	Stock Options	2/22/2011	-	-	1,500,000	2.15	2,130,000

Jonathan Fox	Annual Incentive Bonus	-	-	-	-	-	-
	Stock Options	2/22/2011	-	-	60,000	2.15	85,200

Michael Hill	Annual Incentive Bonus	-	-	-	-	-	-
	Stock Options	2/22/2011	-	-	1,500,000	2.15	2,130,000

(1)
In determining the 2011 bonus awards for Michael Levinsohn, the compensation committee reviewed our actual 2011 performance against our pre-established EBITDA target.  As a result of the Company’s performance, there was no incentive bonus paid.  See "Compensation Discussion and Analysis" above for further discussion of this incentive award.

(2)	Stock options granted under the Lenco 2009 Equity Incentive Plan, vest 1/12th of the shares of common stock underlying the options every quarter.

(3)
On May 6, 2012 the Compensation Committee amended the 2/22/2011 options to reduce the exercise price to $0.12 per share, which it determined was the fair market value of the Company's common stock on that date.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR END

The following table provides information regarding unexercised stock options held by each of the named executive officers as of December 31, 2011.  There were no shares acquired pursuant to the exercise of options by each named executive officer during 2011.

	Number of Securities Underlying Unexcercised Options # (1)		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	$ (2)	Date
Michael Levinsohn	333,333	666,667	2.15	06/30/2015

Matt Harris	-	-	-

Thomas Banks	500,000	1,000,000	2.15	06/30/2015

Jonathan Fox	-	60,000	2.15	06/30/2015

Michael Hill	500,000	1,000,000	2.15	06/30/2015

(1)	Stock options vest 1/12th of the shares of common stock underlying the options every quarter.

(2)
On May 6, 2012 the Compensation Committee amended the 2/22/2011 options to reduce the exercise price to $0.12 per share, which it determined was the fair market value of the Company's common stock on that date

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Mr. Levinsohn's Employment Agreement.  Under the terms of his employment agreement, if we terminate Mr. Levinsohn’s employment without “cause” or Mr. Levinsohn terminates his employment for “good reason”, he is eligible to receive: (a) cash payments in an aggregate amount equal to 200% of his then annual base salary, with the first installment of cash severance being paid after a general release of claims has been executed and becomes effective (in an amount to account for the passage of time following his termination date in the event such first payment occurs more than one month after his termination date) and with the remaining amount of cash severance being paid in monthly pro-rata installments commencing thereafter; and (b) Company-paid medical insurance premiums after termination for up to 24 months. The value of such payments if Mr. Levinsohn had terminated employment on December 31, 2011 would have been $600,000 and $48,000, respectively. We will condition the payment of the severance benefits upon Mr. Levinsohn providing a release of claims against us, our affiliates and related parties. No severance benefit will be paid if Mr. Levinsohn resigns or if his employment is terminated for cause.

Further, pursuant to his employment agreement, in the event Mr. Levinsohn has received payments that are subject to golden parachute excise taxes, then such payments will be reduced to a level that would not subject him to golden parachute excise taxes unless, after comparing the value of the payments on an after-tax basis (including the golden parachute excise tax), he would be in a better economic position by receiving all payments.

Under the agreement, cause is defined as (i) any failure or refusal to fulfill his obligations under the agreement or material breach of the agreement, (ii) gross negligence, a material breach of his fiduciary duties or the commission of an act of fraud or embezzlement or misappropriation of any money or assets of the Company, (iii) engagement in conduct resulting in a material injury to the Company, or (iv) the conviction of or plea of guilty or nolo contendere of a felony or any crime or civil violation involving moral turpitude. Under the agreement, good reason is defined as a material diminution of his authority, duties or responsibilities, a reduction in his base salary or the Company's material breach of the agreement.

Mr. Harris' Retention Bonus Agreement.  Under his retention bonus agreement, if Mr. Harris is terminated without cause or resigns for good reason, an aggregate amount of $1,567,500 will become immediately payable. Under the agreement, cause is defined as: (i) any willful breach or habitual neglect of his duties; (ii) any willful or intentional act that has the effect of injuring the reputation or business of the Company in any material respect; (iii)  any continued or repeated absence from attending to the affairs of the Company, after receiving written notification from the Company of such absence, unless such absence is approved or excused by our Board of Directors; (iv) conviction of, or plea of nolo contendere to, any felony; or (v) personal dishonesty involving money or property of the Company that results in material harm to the Company. Under the agreement, good reasons is defined generally as a resignation within six months after any of the following events and conditions shall have occurred without Mr. Harris' express written consent and his timely notice to the Company: (i) the material breach of the agreement by Company; (ii) a material reduction in his then current salary and/or benefits, unless the salary and/or benefits of other executives are proportionately reduced; (iii) any other action by the Company that results in material diminution of his status, position, authority, duties or responsibilities; or (iv) the required relocation of his principal place of business by the Company more than 30 miles from its location as of the date of the agreement without his consent.

DIRECTOR COMPENSATION

We did not compensate any of our nonemployee directors for their services as directors during 2011, other than the reimbursement of actual and ordinary out-of-pocket expenditures. For compensation paid in to our directors who were also named executive officers, please see Executive Compensation below.

Nonemployee Director Compensation for 2012.  In 2012, our Compensation Committee with the assistance of our chief executive officer undertook a review of compensation for non-employee directors in light of similarly situated companies and broader market trends. As a result of this review, the Compensation Committee recommended and the Board of Directors adopted an equity-based compensation program for 2012. Under this program, each nonemployee director received the grant of a stock option for the purchase of 1,200,000 shares, each such option having an exercise price equal to the then fair market value of the company's common stock and vesting in equal monthly installments over the three-year period beginning on the date of grant. In addition, each nonemployee director in office since March 2011 received an option for the purchase of 500,000 shares that was fully vested on the date of grant.

Item 12.     Security ownership of certain beneficial owners and management and related stockholder matters.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2011, we maintained two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our stockholders or the stockholders of an acquired company. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	9,526,405	$1.30	14,489,000

Equity compensation plans not approved by shareholders	None	None	None
Total	9,526,405	$1.30	14,489,000

Effective April 11, 2012, our Board of Directors approved the Lenco Mobile Inc. 2012 Incentive Plan (the “2012 Plan”).  The 2012 plan was not approved by our stockholders.  The purpose of the 2012 Plan is to attract, retain and motivate our employees, officers, directors, consultants, agents, advisors and independent contractors by providing them with the opportunity to acquire an equity interest in us and to align their interests and efforts to the long-term interests of our shareholders. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Plan to our employees, officers, directors, consultants, agents, advisors and independent contractors and those of our subsidiaries and other related companies. The 2012 Plan initially authorizes the issuance of up to 53,000,000 shares of our common stock. In addition, any shares subject to outstanding awards under our existing plans on the effective date of the 2012 Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Plan, up to an aggregate maximum of 20,510,405 shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER BOARD PARTICIPATION

The Compensation Committee is comprised of Messrs. Larsen and Liang and, until December 2011, Mr. Phillip Harris and Mr. Wagner, all of whom except Mr. Larsen served on the committee during 2011.  None of the members of the Compensation Committee was an officer or employee of the Company during 2011, and none of such members is a former officer of the Company.  Mr. Liang and an entity in which he is a partner entered into two transactions with the Company, which are described in the section entitled "Transactions with Related Persons" below.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of our stock as of May 31, 2012, by (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Lenco Mobile Inc., 2025 First Ave., Suite 320, Seattle, WA 98121.

The percentage of class beneficially owned is based on 81,621,978 shares of common stock outstanding on May 31, 2012 and 170,634 shares of Series A Preferred Stock, 87,717 of Series B1 Preferred Stock and 58,131 of Series B2 Preferred stock outstanding on May 31, 2012. In accordance with SEC rules, when we computed the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of May 31, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Our Series A Preferred Stock generally votes on an as-converted basis together with the holders of common stock as a single class and is convertible into shares of common stock at the earlier of (i) the second anniversary of the original issue date of the stock and (ii) the date that our EBITDA over the prior four fiscal quarters exceeds $15 million. The earliest second anniversary date for the Series A Preferred Stock is September 23, 2013, and we have not, as of the date of this Annual Report on Form 10-K, achieved this EBITDA target. Accordingly, the shares of common stock into which the Series A Preferred Stock is convertible are not included in the number of shares of common stock beneficially held in the table below.

Our Series B1 Preferred Stock and Series B2 Preferred Stock are convertible into shares of our common stock at any time.  The holders of Series B1 Preferred Stock and Series B2 Preferred Stock do not have voting rights except for limited protective provisions.  Accordingly, the shares of common stock into which the Series B1 Preferred Stock and Series B2 Preferred Stock are convertible are not included in the number of shares of our common stock beneficially held in the table below.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner			Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned	Number of shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Convertible Preferred Stock Beneficially Owned	Number of shares of Series B1 Convertible Preferred Stock Beneficially Owned	Percentage of Series B1 Convertible Preferred Stock Beneficially Owned	Number of shares of Series B2 Convertible Preferred Stock Beneficially Owned	Percentage of Series B2 Convertible Preferred Stock Beneficially Owned
Officers and Directors
Michael Levinsohn	Executive Chairman of Board and former Chief Executive Officer	(1)	12,483,333	15.29%	9,355	5.48%	-	-	-	-
Matt Harris	Chief Executive Officer and Director	(2)	3,200,000	3.92%	918	0.54%	-	-	-	-
Jonathan Fox	CEO and President, Capital Supreme (Pty) Ltd	(3)	60,000	0.07%	-	-	-	-	-	-
Thomas Banks	Former Chief Financial Officer		-	0.00%	-	-	-	-	-	-
Michael Hill	Former Chief Strategy Officer		-	0.00%	-	-	-	-	-	-
Philip B. Harris	Director	(4)	500,000	0.61%	-	-	-	-	-	-
James L. Liang	Director	(5)	3,050,000	3.74%	16,230	9.51%	-	-	-
Jorgen Larsen	Director		4,927,339	6.04%	-	-	43,790	49.92%	30,750	52.90%
Ronald Wagner	Former Director	(6)	125,580	0.15%	-	-	-	-	-	-

All current directors and executive			24,220,672	29.67%	26,503	15.53%	43,790	49.92%	30,750	52.90%
officers as a group (8 persons)

5% Shareholders

Michael Levinsohn (1)			12,483,333	15.29%	9,355	5.48%	-	-	-	-
Rendez-Vous Management Limited (1) (7)			9,700,000	11.88%	-	-	-	-	-	-
BasCorp Services Limited (8)
Naretta, Inc. (9)			5,500,000	6.74%	-	-	-	-	-	-
Jorgen Larsen			4,927,339	6.04%	-	-	43,790	49.92%	30,750	52.90%
Jim Liang (5)			3,050,000	3.74%	16,230	9.51%	-	-	-	-

(1)
Common stock beneficially owned consists of (i) 2,450,000 shares held by Mr. Levinsohn, (ii) 333,333 options that are exercisable within 60 days of May 31, 2012, and (iii) 9,700,000 shares held by Rendez-Vous Management Limited.  Rendez-Vous Management Limited is wholly-owned by a trust. Mr. Levinsohn is one of a class of beneficiaries of the trust that owns Rendez-Vous Management Limited. BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. Series A Preferred Convertible Preferred Stock consists of 9,355 shares of such preferred stock held by Sterling Capital Partners, Inc. Mr. Levinsohn is the chief executive officer of Sterling Capital Partners, Inc. Mr. Levinsohn disclaims beneficial ownership of the shares held by Rendez-Vous Management Limited and Sterling Capital Partners, Inc.

(2)	Common stock beneficially owned consists of 3,200,000 fully vested options.

(3)	Common stock beneficially owned consist of 60,000 fully vested options

(4)	Common stock beneficially owned consists of 500,000 fully vested options

(5)
Common stock beneficially owned consists of (i) 2,550,000 shares held by Mr. Liang and (ii) 500,000 fully vested options. Mr. Liang beneficially owns 16,230 shares of Series A Preferred stock; 2,318 individually and 13,912 as a limited partner in BAJL Investments.

(6)	Includes 100,000 shares held by Ronald Wagner and 25,580 shares held by Ronald Wagner and Karol Towns Family Trust.

(7)
BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland.

(8)
Includes (i) 12,000,000 shares held by Rendez-Vous Management Limited, (ii) 5,500,000 shares held by Naretta, Inc., (iii) 1,841,772 shares by Tamino Investments, Inc., (iv) 50,000 shares held by Target Equity Limited and (v) 2,209,023 shares held by BasNom Limited. BasCorp Services Limited is the sole corporate director of each of these entities and has the power to control the voting and disposition of the shares held by each of these entities. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by each of these entities through a vote by any two of BasCorp Services Limited’s directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for each of Rendez-Vous Management Limited, Naretta, Inc., Tamino Investments, Inc., Target Equity Limited and BaNom Limited is c/o BasCorp Services Limited, 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland.

(9)	BasCorp Services Limited is the sole corporate director of Naretta, Inc. and has the power to control the voting and disposition of the shares held by Naretta, Inc. BasCorp Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Naretta, Inc. through a vote by any two of BasCorp's directors. However, the directors of BasCorp Services Limited disclaim any beneficial interesr in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Route des Acacia, 1227 Les Acacias, Geneva, Switzerland.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Person Transactions

We did not enter into any transactions with related persons during the year ending December 31, 2011 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years except for those transactions discussed below.

The Company has adopted a written policy in the Audit Committee Charter that our Audit Committee will review and approve all proposed related person transactions that would require disclosure pursuant to Item 404 of Regulation S-K or any other transaction involving the Company and any other person where the parties’ relationship is not arms’-length. Without limitation, the Audit Committee will review every transaction, or series of transactions, proposed or entered into by the Company, in which the amount exceeds $120,000, in which any of the following persons will have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any nominee for election as a director; (iii) any holder of Company securities owning more than 5% of any class of Company stock and (iv) any member of the immediate family of any of the foregoing.

Sterling Capital Partners, Inc., of which Mr. Levinsohn is the Chief Executive Officer, loaned the Company $200,000 in October 2011 pursuant to a promissory bridge note dated November 3, 2011. The note included interest at 8% and was due on the earlier of a change of control of the Company (as defined in the note) or July 31, 2012. The debt was converted into 1,855 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

Mr. Liang loaned the Company $250,000 in November 2011 pursuant to a promissory bridge note dated November 21, 2011. The promissory note included interest at 8% and was due on the earlier of a change of control of the Company (as defined in the note) or July 31, 2012.  The debt was converted into 2,318 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

BAJL Investments, LLC, a Delaware corporation in which Mr. Liang is a partner, was an investor in iLoop, having loaned iLoop $1.0 million pursuant to the terms of a promissory note dated August 11, 2011. This debt was converted into 13,912 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

On December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media Inc. and Lenco Multimedia Inc., entered into an asset purchase agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Michael Hill, our former chief strategy officer, is the principal beneficial owner of MDMD Ventures, LLC. RadioLoyalty assumed substantially all of our ongoing contracts and other obligations related to the business and agreed to pay up to $2.5 million in cash. The cash portion of the purchase price is payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. The asset purchase agreement includes representations, warranties and covenants by each of the parties to the agreement that are customary for an asset sale of this kind. We agreed to indemnify MDMD Ventures and RadioLoyalty for, among other things, any breach or inaccuracy of any the representations, warranties or covenants in the asset purchase agreement. We further agreed to indemnify MDMD Ventures and RadioLoyalty against any claims made by John Williams, Jeff Pescatello and Todd Wooten arising out of the merger agreement that we entered into for the acquisition of Jetcast.  Our maximum indemnification obligation under the asset purchase agreement is $3 million. Messrs. Williams, Pescatello and Wooten founded Jetcast, from which we acquired the assets in 2010, and managed our broadcast media business.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Mr. Phillip Harris and Messrs. Larsen and Liang are “independent directors” and that Mr. Wagner was an “independent director” as defined in Rule 5605 of the Nasdaq listing rules. Although the Company is not listed on Nasdaq, the Board of Directors has determined that for governance reasons it is appropriate that its nonemployee directors meet the Nasdaq listing standards for independence. In making its independence determinations, the Board of Directors considered all relationships between its directors and the Company.

Item 14.     Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES FEES

We selected Peterson Sullivan LLP as our independent registered public accounting firm in February 2012 for our fiscal year ended 2011 audit. SingerLewak was our principal accountant since September 30, 2010 and was our principal accountant for the fiscal year ended December 31, 2010. Gruber & Co. LLP was our principal account for the fiscal year ended December 31, 2009.

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

The following table sets forth the aggregate fees billed or expected to be billed for services from January 1, 2012 to December 31, 2012 by Peterson Sullivan LLP:

Audit Fees	$110,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

Total	$110,000

No fees were billed by Peterson Sullivan LLP for the years ended December 31, 2010 and 2009.

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

AUDIT COMMITTEE REPORT*

The audit committee of the board of directors is comprised entirely of independent directors who meet the independence requirements of the SEC and Nasdaq Rule 5605. The audit committee oversees the financial reporting process of the Company on behalf of the board of directors. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal control over financial reporting. The Company’s independent auditors are responsible for expressing an opinion as to the conformity of our consolidated financial statements with U.S. generally accepted accounting principles.

In performing its responsibilities, the audit committee has reviewed and discussed with the Company’s management and the independent auditors the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The audit committee has also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards 61, “Communications with Audit Committees.”

Pursuant to Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” the audit committee received the written disclosures and letter from the independent auditors, and discussed with the auditors their independence.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Submitted by the audit committee of the board of directors,

AUDIT COMMITTEE James L. Liang Philip B. Harris

* The material in this report is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language herein.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)           Financial Statements. The financial statements listed below are included under Item 8 of this report:

•	Report of Registered Public Accounting Firm - Peterson Sullivan LLP
•	Report of Registered Public Accounting Firm - Singer Lewak LLP
•	Report of Registered Public Accounting Firm - Gruber & Co.
•	Consolidated Balance Sheets as of December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and
•	Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules. The following financial statement schedules are included under Item 8 or required by Item 15(b) of this report: None.

(3)           Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lenco Mobile Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 22, 2012	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Matthew Harris and Chris Dukelow, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lenco Mobile Inc., in the capacities and on the dates indicated.

June 22, 2012	/s/ Michael Levinsohn
Michael Levinsohn, Executive Chairman of the Board

June 22, 2012	/s/ Matthew Harris
Matthew Harris, Chief Executive Officer and Director (Principal Executive Officer)

June 22, 2012	/s/ Chris Dukelow
Chris Dukelow, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 22, 2012	/s/ Philip Harris
Philip Harris, Director

June 22, 2012	/s/ Jorgen Larsen
Jorgen Larsen, Director

June 22, 2012	/s/ James Liang
James Liang, Director

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
2.1	Agreement and Plan of Merger dated July, 2009 between Mobicom USA Corporation and Lenco USA Inc.	Filed as Exhibit 10.25 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
2.2	Agreement and Plan of Merger dated September 17, 2010 among the registrant, Jetco Sub, Inc., Jetcast, Inc., and the stockholders of Jetcast, Inc.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on September 22, 2010 and incorporated herein by reference (Commission File No. 000-153830).
2.3	Agreement and Plan of Merger and Reorganization dated November 6, 2011 among the registrant, QLP Acquisition Corp, iLoop Mobile Inc. and the stockholders’ representative	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 7, 2011 and incorporated herein by reference (Commission File No. 000-153830).
2.4	Asset Purchase Agreement dated December 1, 2011 among the registrant, MDMD Ventures LLC, and RadioLoyalty Inc.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on December 6, 2011 and incorporated herein by reference (Commission File No. 000-153830).
2.5	Amended and Restated Agreement Plan of Merger among the registrant, QLP Acquisition Corp, iLoop Mobile Inc. and the stockholders’ representative dated December 27, 2011	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference
3.3	Amendment No. 1 to Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.4	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B1 Convertible Preferred Stock	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B2 Convertible Preferred Stock	Filed as Exhibit 3.3 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.6	Amended and Restated Bylaws	Filed as Exhibit 3.2 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as Exhibit 4.2 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as Exhibit 4.3 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as Exhibit 4.4 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as Exhibit 4.5 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.6	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.7 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.7	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.8 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.8	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.9 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.9	Form of Promissory Note issued by the registrant to Floss Limited on November 10, 2009	Filed as Exhibit 4.10 to the registrant’s Form 10/A filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).
4.10	Form of Promissory Note Amendment to Promissory Notes Issued by the registrant on February 28, 2010	Filed as Exhibit 4.11 to the registrant’s Form 10 filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference
4.11	Amendment No. 2 to Convertible Promissory Note dated June 30, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 1, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.12	Amendment No. 2 to Convertible Promissory Note dated July 14, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.13	Convertible Promissory Bridge Note dated November 3, 2011	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 7, 2011 and incorporated herein by reference (Commission File 000-153830).
4.14	Convertible Promissory Bridge Note dated November 21, 2011	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on November 28, 2011 and incorporated herein by reference (Commission File 000-153830).
4.15	Form of Subordinated Promissory Note	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.1
Asset Purchase Agreement dated February 28, 2009 among the registrant, the registrant’s subsidiary, Superfly Advertising, Inc., a Delaware corporation, and Superfly Advertising, Inc., an Indiana corporation
Filed as Exhibit 10.4 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.2	Securities Purchase and Amendment Agreement dated November 30, 2009 between the registrant and Agile Opportunity Fund, LLC	Filed as Exhibit 4.6 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.3	Asset Purchase Agreement dated December 3, 2010 among the registrant, AdMax Media Inc. and Silverback Network, Inc.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on December 9, 2010 and incorporated herein by reference (Commission File No. 000-153830).
10.4	Amendment to Asset Purchase Agreement dated December 28, 2010 between AdMax Media Inc. and Silverback Network, Inc.	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on January 4, 2011 and incorporated herein by reference (Commission File No. 000-153830).
10.5	Form of Agreement of Lease between Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as Exhibit 10.22 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.6	Agreement of Lease dated March 14, 2009 between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 347 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as Exhibit 10.18 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.7	Agreement of Lease dated March 31, 2009 between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 345 Chapala Street, Santa Barbara, CA 93101, as amended	Filed as Exhibit 10.17 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.8	Agreement of Lease dated October 9, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 109 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as Exhibit 10.19 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.9	Agreement of Lease dated October 12, 2009, by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 111 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as Exhibit 10.20 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.10	Agreement of Lease dated October 12, 2009 by and between Gutierrez Partners, LLC and Lenco USA Inc. for the property located at 113 West Gutierrez Street, Santa Barbara, CA 93101, as amended	Filed as Exhibit 10.21 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference
10.11	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as Exhibit 10.10 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.12	2009 Equity Incentive Plan*	Filed as Exhibit 10.14 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.13	Form of Nonqualified Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.15 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.14	Form of Incentive Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.16 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.15	2012 Incentive Plan*	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.16	Form of Stock Option Grant Notice and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.2 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.17	Form of Restricted Stock Unit Grant Note and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.3 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-153830)
10.18	Separation Agreement dated February 27, 2012 between the registrant and Thomas Banks*	Filed herewith.
10.19	Form of Indemnification Agreement*	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference (Commission File No. 000-153830).
10.20	Retention Bonus Agreement dated December 27, 2011 between Lenco Mobile Inc. and Matthew Harris*	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.21	Offer Letter from Lenco Mobile Inc. to Chris Dukelow dated February 21, 2012*	Filed herewith.
10.22	Client Services Agreement dated September, 2006 between Consumer Loyalty Group, Inc. and Datascension, Inc. with respect to call center operations	Filed as Exhibit 10.23 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.23	Master License Agreement for the Australia Region dated January 15, 2009 between the registrant’s subsidiary and Multimedia Solutions Australia (Pty) Ltd.	Filed as Exhibit 10.7 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference
10.24	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as Exhibit 10.8 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.25	Long Term Partnering Agreement dated October 20, 2009 between the registrant’s subsidiary and Deloitte Consulting	Filed as Exhibit 10.5 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.26	Restructuring and Securities Purchase Agreement dated July 31, 2009 among the registrant, Agile Opportunity Fund, LLC, and Superfly Advertising, Inc.	Filed as Exhibit 10.9 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.27	Securities Purchase Agreement dated June 15, 2010 between the registrant and Rendez-Vous Management Limited	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on June 21, 2010 and incorporated by reference herein (Commission File No. 000-153830).
10.28	Securities Purchase Agreement dated July 12, 2010 among the registrant and Rendez-Vous Management Limited	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference (Commission File No. 000-153830).
10.29	Securities Purchase and Amendment Agreement dated August 13, 2010 among the registrant, AdMax Media Inc. and Agile Opportunity Fund, LLC	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 16, 2010 and incorporated herein by reference (Commission File No. 000-153830).
10.30	Securities Purchase Agreement dated September 23, 2010 among the registrant and the purchasers identified therein	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference (Commission File No. 000-153830).
10.31	Form of Securities Purchase Agreement dated December 23, 2011 related to Series A Convertible Preferred Stock Financing	Filed as Exhibit 10.4 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
14.1	Code of Ethics	Filed as Exhibit 14.1 to the registrant's Form 10-K filed on March 23, 2011 and incorporated herein by reference (Commission File No. 000-153830).
21.1	Subsidiaries of the Registrant	Filed herewith.
24.1	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*           Management contract or compensatory plan or arrangement