Form 10-Q
period 2012-03-31
LENCO MOBILE INC.
filed 2012-10-19
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number :	000-53830

LENCO MOBILE INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3111137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2025 First Avenue, Suite 320, Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

206-441-7705
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer  ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 19, 2012, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$965	$3,098
Accounts receivable, net of allowance of $116 and $99, respectively	2,530	1,680
Other current assets	262	384
Income taxes receivable	–	356
Total current assets	3,757	5,518

Property and equipment, net	448	464

Other noncurrent assets:
Intangible assets - goodwill	24,243	24,200
Intangible assets - other, net	8,776	9,176
Other noncurrent assets	26	31
Total other noncurrent assets	33,045	33,407

Total assets	$37,250	$39,389

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,079	$6,059
Income taxes payable	83
Deferred revenue	657	711
Retention bonus	3,644	4,121
Preferred dividend payable	1,612	1,267
Current portion of long-term obligations, net of debt discount (convertible debt portion of $260 and $1,626, respectively)	4,300	4,998
Total current liabilities	16,375	17,156

Long-term obligations, less current portion	1,788	1,791
Total liabilities	$18,163	$18,947

Shareholders' equity:
Preferred stock, Series A 1,000,000 shares authorized, $.001 par value, 170,180 and 161,752 shares issued and outstanding at March 31, 2012 and at December 31, 2011, respectively	$0	$0
Preferred stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 and 87,717 shares issued and outstanding at March 31, 2012 and at December 31, 2011, respectively	0	0
Preferred stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 and 58,131 shares issued and outstanding at March 31, 2012 and at December 31, 2011, respectively	0	0
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 81,621,978 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	81	82
Additional paid in capital	85,438	82,960
Accumulated other comprehensive income	176	(2)
Accumulated deficit	(66,309)	(62,327)
Treasury stock, at cost, 1,400,000 and 266,667 shares, respectively	(299)	(67)
Total Lenco Mobile Inc. shareholders' equity	19,087	20,646
Noncontrolling deficit	–	(204)
Total equity	$19,087	$20,442

Total liabilities and shareholders' equity	$37,250	$39,389

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Revenue	$4,056	$2,354
Cost of sales	1,699	595
Gross profit	2,357	1,759

Operating expense:
Sales and marketing	1,247	254
General and administrative	1,698	2,668
Research and development	1,325	368
Depreciation and amortization	487	312
Total operating expense	4,757	3,602

Loss from operations	(2,400)	(1,843)

Other expense:
Interest expense, net	(76)	(11)
Other income	392	–
Total other income (expense)	316	(11)

Loss before income taxes	(2,084)	(1,854)

Provision for income taxes	82	89
Loss from continuing operations	(2,166)	(1,943)

Loss from discontinued operations	–	(2,205)
Net loss	$(2,166)	$(4,148)

Net loss (income) attributable to noncontrolling interest	(204)	68
Net loss attributable to Lenco Mobile Inc.	$(2,370)	$(4,080)

Preferred stock dividends	(271)	(162)
Series A Preferred Stock accretion of beneficial conversion feature	(1,341)	(1,250)

Net loss attributable to common stockholders	$(3,982)	$(5,492)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.04)	$(0.05)
Discontinued operations	$–	$(0.05)
Net loss per share attributable to common stockholders	$(0.04)	$(0.10)

Weighted average shares used in per share calculation - basic and diluted	80,581,992	71,145,659

The accompanying notes are an integral part of these consolidated financial statements

4

Lenco Mobile Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share data)

Net loss	$(2,166)	$(4,148)

Foreign currency translation adjustment	178	792
Unrealized loss on investments	–	(109)
Total comprehensive loss	$(1,988)	$(3,465)

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2012	2011
	(In thousands, except share data)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(2,370)	$(4,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	2,205
Change attributable to noncontrolling interest	204	(68)
Depreciation, amortization and other	487	680
Stock compensation expense	295	479
Amortization of debt discount	–	19
Other	–	76
Changes in operating assets and liabilities:
Accounts receivable	(850)	(867)
Other current and non-current assets	127	(908)
Accounts payable, accrued expenses, and other current liabilities	(658)	(421)
Income taxes payable	439	132
Net cash used in operating activities - continuing operations	(2,326)	(2,753)
Net cash used in operating activities - discontinued operations	–	(162)
Net cash used in operating activities	(2,326)	(2,915)

Cash flows from investing activities:
Purchases of property and equipment	–	(136)
Proceeds from sale of property and equipment	–	110
Purchases and expenditures for intangible assets	–	(240)
Net cash used in investing activities - continuing operations	–	(266)
Net cash used in investing activities - discontinued operations		(79)
Net cash used in investing activities	–	(345)

Cash flows from financing activities:
Payment of debt	(627)	(1,485)
Proceeds from issuance of Series A Preferred Stock	917	350
Purchase of Treasury Stock	(232)	–
Net cash used in financing activities	58	(1,135)

Effect of exchange rate changes on cash and cash equivalents	135	(3)

Net change in cash and cash equivalents	(2,133)	(4,398)
Cash and cash equivalents, beginning of period	3,098	9,282
Cash and cash equivalents, end of period	$965	$4,884

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$82	$89
Cash paid for interest	$33	$36
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(1,612)	$(1,412)

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011

Note 1.  Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

From March 1, 2009 until September 2011, we managed our business in two operating segments: (i) mobile services and solutions, and (ii) broadcast media and internet.  In September 2011, we discontinued our broadcast media and internet segment and thus it is presented here as discontinued operations. As a result, we do not separately disclose segment information. A segment is determined primarily by the method in which it delivers its products and services.

Restatement

Subsequent to the preparation of the December 31, 2011, consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $0.8 million. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss and net loss from continung operations by approximately $0.4 million in the three months ended March 31, 2011, with no impact on net loss earnings per share.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We plan to adopt this guidance effective for our 2012 annual goodwill impairment test. The adoption of this guidance will result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our financial statements.

Reclassifications

Certain amounts for 2011 have been reclassified in the condensed consolidated financial statements to conform to the presentation used in 2012.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Note 2.  Liquidity and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At March 31, 2012, we had total cash and cash equivalents of approximately $1.0 million and working capital deficit of $12.6 million. As further discussed in Note 8, the Company entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and five-year warrants to purchase shares of Company common stock. On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Bank Loan which was $2.4 million, as further described in Note 8 to our condensed consolidated financial statements for the quarter ended March 31, 2012.

We may need to raise additional capital to fund our working capital requirements, capital expenditures and operations. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly.

For the three months ended March 31, 2012 and 2011, we reported net losses of approximately $2.4 million and $4.1 million, respectively. For the three months ended March 31, 2012, we had negative operating cash flows of $2.3 million. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In addition to our working capital deficit, as of March 31, 2012, we had the $2.4 million Bank Loan (described above and in Note 8), $0.4 million outstanding under a bank facility secured by our accounts receivable, $3.6 million of retention bonus obligations and an aggregate of $3.1 million outstanding under subordinated notes.

In connection with the iLoop acquisition, on December 27, 2011, we issued $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We plan on repaying these notes when we have sufficient resources to satisfy these obligations.

Additionally, retention bonus obligations of $3.6 million as of March 31, 2012, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012, and the remaining portions are due on December 27, 2012, and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012, payment and we do not plan on paying these obligations until such time as our resources permit.

Note 3. Discontinued Operations

In September 2011, we refocused our resources on our core mobile business. We discontinued our internet business in its entirety as of September 30, 2011, and on December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media and Lenco Multimedia, entered into an asset purchase and sale agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty.

With the discontinuance of our broadcast media and internet operations segment, our mobile services and solutions segment represents our sole continuing reportable segment. The corresponding items of segment information for earlier periods have not been restated. Instead, the financial position and results for the broadcast media and internet operations segment are presented as discontinued operations in the accompanying consolidated financial statements. Accordingly, operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying consolidated statement of operations for 2012 and 2011 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2012	2011

	(In thousands)

Revenue	$4,056	$2,430
Revenue related to discontinued operations	–	(76)
Net revenue	4,056	2,354

Cost of sales	1,699	695
Cost of sales related to discontinued operations	–	(100)
Net cost of sales	1,699	595

Gross profit	2,357	1,735

Gross profit after discontinued operations	$2,357	$1,759

Note 4. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Accounts receivable – trade	$2,646	$1,779
Allowance for doubtful accounts	(116)	(99)
Accounts receivable, net	$2,530	$1,680

Approximately 41% and 54% of gross accounts receivable at March 31, 2012 and December 31, 2011, respectively, were from our three largest customers.  Of these customers, Multichoice (Pty) Ltd represents an account receivable balance of 17% of gross accounts receivable at March 31, 2012.

Note 5.  Commitments and Contingencies

Retention Bonus Obligations

Retention bonus obligations of $3.6 and $4.1 million as of March 31, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012, and the remaining portions are due on December 27, 2012, and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such a time as our resources permit.

Contingencies Related to Historical Operations

The Company was incorporated in 1999 and became engaged in business in the mobile industry in early 2008.  Between 1999 and 2008, the Company was engaged in different lines of business including discount brokerage and financial services, mortgage banking, and apparel.  Current management was not involved with the Company prior to early 2008.  There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to the management of our Company and not disclosed in these financial statements.  In the event that any liabilities, liens, judgments, warrants, options, or other claims against the Company arise, these will be recorded when discovered.

Legal Proceedings

The Company is involved in a number of claims, proceedings and litigation arising from its operations.  In accordance with applicable accounting principles and guidance, the Company establishes a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable.  As of the date of this report, the Company has not recorded a reserve related to any of the claims, proceedings or actions described below.  The Company continues to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate.   Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories.

iLoop is named as a party to Arumugam v. Mobile Verbs, Parmeet Chaddha and Loop Mobile, Inc. (sic) (Superior Court of California, Alameda County, Case No. FG 11565778, filed: 3/15/11).  iLoop was added a defendant in the matter in the Plaintiff’s first amended complaint on April 1, 2011.  Plaintiff Kannan Arumugam alleges that defendants MobileVerbs and Chaddha breached a services agreement with him in 2009 and claims iLoop has liability for such alleged breach based on iLoop’s acquisition of certain assets of MobileVerbs in February 2010.  Plaintiff seeks general damages of at least $300,000 and special damages of at least $300,000. Plaintiff’s first, second and third amended complaints were dismissed by the court with leave to amend, and Plaintiff filed a fourth amended complaint on March 29, 2012.  iLoop filed a motion to dismiss Plaintiff’s fourth amended complaint on April 20, 2012. On October 10, 2012, this matter was settled pursuant to an agreement that did not require iLoop or the Company to pay any amount or provide any other consideration.

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

We are party to an action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff alleges breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). Plaintiff seeks compensatory damages and interest up to a total of $1.5 million. We believe the claims are without merit and intend to vigorously defend against them.

Note 6. Stock Options

As of March 31, 2012, there were 3.1 million shares of common stock available for issuance pursuant to Company equity compensation plans. Effective April 11, 2012, the Board of Directors approved and adopted the 2012 Incentive Plan.  Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of the Company’s common stock.   In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

On May 6, 2012, the Compensation Committee (the "Committee") of the Board of Directors approved the amendment of certain outstanding nonstatutory stock options granted under the Company’s 2009 Equity Incentive Plan to purchase an aggregate of 2,885,000 shares of the Company's common stock (the “Underwater Options”) held by 54 employees of a wholly owned subsidiary of the Company. These Underwater Options, which previously had an exercise price of $2.15 per share, were amended to reduce the exercise price to $0.12 per share, determined by the Committee to be the fair market value of the Company's common stock on May 6, 2012. Except as modified by this amendment, all other terms and conditions of each of the Underwater Options remain in full force and effect.

Changes in our outstanding stock options during the three months ended March 31, 2012 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	9,530,045	$1.39	3.38

Granted	–	–
Exercised	–	–
Forfeited or expired	(1,500,000)	0.96

Outstanding at March 31, 2012	8,030,045	$0.55	3.50

Exercisable at March 31, 2012	4,265,266	$0.49

Vested and expected to vest at March 31, 2012	8,030,045	$0.55	3.50

As of March 31, 2012, there was approximately $2.2 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2 years.

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

There was no aggregate intrinsic value of stock options outstanding or exercisable at March 31, 2012 and 2011, calculated based on the closing market price of the stock at the balance sheet date less the exercise price of the option.

Stock based compensation expense (gain) is allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
General and administrative	$99	$394
Sales and marketing	101	80
Research and development	95
	$295	$474

Note 7. Stockholders’ equity (deficit)

Preferred Stock —During the three months ended March 31, 2012 we sold an aggregate of 8,428 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share, raising aggregate gross proceeds of $0.9 million. During the three months ended June 30, 2012 we sold an aggregate of 1,232 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share, raising aggregate gross proceeds of $0.14 million. All transactions were pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

Note 8. Related party transactions

On August 21, 2012, the Company completed a debt financing, in which the Company raised an aggregate of $4 million. The debt financing was completed in three closings, the first on July 31, 2012, the second on August 3, 2012 and the third on August 21, 2012. The terms of the debt financing, which were substantially the same for all lenders, are described below.

On July 31, 2012, the Company entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Initial Warrants"). The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, the Company entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Second Closing Warrants" and together with the Initial Warrants, the "Warrants"). The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, the Company entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Third Closing Warrants" and, together with the Initial Warrants and the Second Closing Warrants, the "Warrants"). The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Third Closing Notes mature on August 21, 2014.

The Notes will accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's and its wholly owned subsidiaries' current and future property and rights in and to property, including the properties and rights of Capital Supreme (Pty) Ltd., d/b/a Multimedia Solutions, Lenco Technology Group Ltd., and Lenco International Ltd, subject to certain exclusions.

The Company may, at any time, prepay amounts due under the Notes without premium or penalty, with any partial prepayment being applied first to any unpaid accrued interest, then to any other amounts due under the Notes that are not principal, and third to any unpaid principal amount of the Notes.

The Note Purchase Agreements contain certain covenants, including limitations on liens, disposition of assets, distributions or dividends, entry into new lines of business, additional indebtedness and the issuance of equity securities. Events of default by the Company under the Note Purchase Agreements include: (a) failure to pay principal when due; (b) any representation or warranty in the Note Purchase Agreements proving to be false or incorrect in any material respect when made by the Company; (c) any default by the Company in the performance of its obligations under the Note Purchase Agreements, the Notes or any Warrant, subject to a 30-day cure period; and (d) bankruptcy of the Company. The holders of the Notes have customary remedies upon the occurrence of an event of default, including the acceleration of amounts payable with respect to the Notes and other rights and remedies available to a secured party under the Uniform Commercial Code.

Pursuant to the Note Purchase Agreements, the Company issued to the Lenders, for consideration equal to one-hundredth of one percent (0.01%) of the aggregate purchase price of the Notes purchased by each Lender, Warrants to purchase an aggregate of 11,919,000 shares of common stock of the Company, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary antidilution adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the termination of the Note Purchase Agreements (the "Special Adjustment"). Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan described in Note 2 to our condensed consolidated financial statements for the quarter ended March 31, 2012.

The Larsen Note provides for an initial payment of $550,000, which the Company paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, and quarterly payments of an amount equal to 15% of the total of the Company's consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 2% plus the rate otherwise applicable to the Larsen Note. The Company may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest.

In March and June of 2012, we entered into purchase agreements with Matthew Harris, the Company’s Chief Executive Officer, pursuant to which we agreed to sell an aggregate of 1,502 shares of our Series A Convertible Preferred Stock at a purchase price of $165,000.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2011 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 22, 2012.

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined elsewhere in this report under “Item 1A. Risk Factors” and in "Item 1A. Risk Factors" of our most recent Annual Report on Form 10-K filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically our core operations have been conducted in South Africa through our subsidiary Capital Supreme (Pty) Ltd. In December 2011, we acquired iLoop Mobile Inc., a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At March 31, 2012, we had total cash and cash equivalents of approximately $1.0 million and working capital deficit of $12.6 million. We entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and five-year warrants to purchase shares of Company common stock. On July 30, 2012, we issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Bank Loan which was $2.4 million.

We may need to raise additional capital to fund our working capital requirements, capital expenditures and operations. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs,, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding.

For the three months ended March 31, 2012 and 2011, we reported net losses of approximately $2.4 million and $4.1 million, respectively. As of March 31, 2012 we had $2.4 million of fully secured bank loans, $3.6 million of retention bonus obligations and $3.1 million of subordinated notes. For the three months ended March 31, 2012, we had negative operating cash flows of $2.3 million. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to secure capital, as needed, on acceptable terms.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include two loans from Bridge Bank, N.A. The first loan has an outstanding principal balance of $2.4 million at March 31, 2012 (the "Bank Loan"). Interest on the Bank Loan is based on prime plus 0.45% and was 3.7% at March 31, 2012. The second loan is secured by a security interest in our accounts receivable and has an outstanding balance of $0.4 million at March 31, 2012. We also issued $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan on repaying these notes until such time as we have sufficient resources to satisfy these obligations. In addition, retention bonus obligations of $3.6 million as of March 31, 2012 were issued to certain employees in conjunction with the acquisition of iLoop. The agreements specifically state that the sole remedy for breach of the agreements is the quarterly accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012, payment and we do not plan on paying these obligations until such time as our resources permit.

Recent Financing Transactions

In the three months ended March 31, 2012, we sold an aggregate of 8,428 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share raising aggregate gross proceeds of $0.9 million. In the three months ended June 30, 2012 we sold an aggregate of 1,232 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share raising aggregate gross proceeds of $0.14 million. All transactions were pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

On August 21, 2012, the Company completed a debt financing, in which the Company raised an aggregate of $4 million. The debt financing was completed in three closings, the first on July 31, 2012, the second on August 3, 2012 and the third on August 21, 2012. The terms of the debt financing, which were substantially the same for all lenders, are described in below.

On July 31, 2012, the Company entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Initial Warrants"). The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, the Company entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Second Closing Warrants" and together with the Initial Warrants, the "Warrants"). The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, the Company entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Third Closing Warrant" and, together with the Initial Warrants and the Second Closing Warrants, the "Warrants"). The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Third Closing Notes mature on August 21, 2014.

The Notes will accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's and its wholly owned subsidiaries' current and future property and rights in and to property, including the properties and rights of Capital Supreme (Pty) Ltd., d/b/a Multimedia Solutions, Lenco Technology Group Ltd., and Lenco International Ltd., subject to certain exclusions.

The Company may, at any time, prepay amounts due under the Notes without premium or penalty, with any partial prepayment being applied first to any unpaid accrued interest, then to any other amounts due under the Notes that are not principal, and third to any unpaid principal amount of the Notes.

The Note Purchase Agreements contain certain covenants, including limitations on liens, disposition of assets, distributions or dividends, entry into new lines of business, additional indebtedness and the issuance of equity securities. Events of default by the Company under the Note Purchase Agreements include: (a) failure to pay principal when due; (b) any representation or warranty in the Note Purchase Agreements proving to be false or incorrect in any material respect when made by the Company; (c) any default by the Company in the performance of its obligations under the Note Purchase Agreements, the Notes or any Warrant, subject to a 30-day cure period; and (d) bankruptcy of the Company. The holders of the Notes have customary remedies upon the occurrence of an event of default, including the acceleration of amounts payable with respect to the Notes and other rights and remedies available to a secured party under the Uniform Commercial Code.

Pursuant to the Note Purchase Agreements, the Company issued to the Lenders, for consideration equal to one-hundredth of one percent (0.01%) of the aggregate purchase price of the Notes purchased by each Lender, Warrants to purchase an aggregate of 11,919,000 shares of common stock of the Company, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary antidilution adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the termination of the Note Purchase Agreements (the "Special Adjustment"). Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan described in Note 8 to our consolidated financial statements for the quarter ended March 31, 2012.

The Larsen Note provides for an initial payment of $550,000, which the Company paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, and quarterly payments of an amount equal to 15% of the total of the Company's consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 2% plus the rate otherwise applicable to the Larsen Note. The Company may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest.

Discussion of Cash Flows

We used cash of approximately $2.3 million and $2.8 million in our operating activities in the three months ended March 31, 2012 and 2011, respectively.

We used cash of approximately $0 and $0.3 million in our investing activities in the three months ended March 31, 2012 and 2011, respectively, due to purchases of fixed assets and intangibles and offset by proceeds from sales of fixed assets.

We used cash of approximately $0.1 million and $1.1 million in our financing activities in the three months ended March 31, 2012 and 2011 respectively, due to proceeds from sales of Series A Preferred Stock, less repayment of debt and purchase of treasury stock.

Results of Operations

The discussion below pertains only to our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. The unaudited condensed consolidated financial results for the three months ended March 31, 2012 and 2011 have been presented taking into account the divestitures of our broadcast media and internet operations in 2011 and our acquisition of iLoop, which was completed on December 27, 2011.

Restatement

Subsequent to the preparation of the December 31, 2011 consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $0.8 million. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss by approximately $0.4 million in the three months ended March 31, 2011, with no impact on net loss per share.

Consolidated Condensed Statements of Operation Data

	Three Months Ended March 31,
	2012	2011	Diff	% Change
	(in thousands, except share data)

Revenue	$4,056	$2,354	$1,702	72%
Cost of sales	1,699	595	1,104	186%
Gross profit	2,357	1,759	598	34%

Sales and marketing	1,247	254	993	391%
General and administrative	1,698	2,668	(970)	-36%
Research and development	1,325	368	957	260%
Depreciation and amortization	487	312	175	56%
Loss from operations	(2,400)	(1,843)	(557)	-30%
Total other income (expense)	316	(11)	327	-2973%
Loss before income taxes	(2,084)	(1,854)	(234)	-13%
Income tax (expense) benefit	(82)	(89)	7	-8%
Loss from discontinued operations	–	(2,205)	2,205	-100%
Net loss	$(2,166)	$(4,148)	$1,982	48%

Basic and Diluted net loss per share attributable to common stockholders	$(0.04)	$(0.10)

Balance Sheets Data:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents and accounts receivable, net	$3,495	$4,778
Fixed assets, net	448	464
Total assets	37,250	39,389
Current liabilities	16,375	17,156
Working capital	(12,618)	(11,638)

Revenues

The increase in revenue in the current quarter compared to the prior quarter was primarily attributed to a $0.4 million increase in revenue for our Mobile Statement solution in South Africa, and $1.3 million related to the iLoop acquisition iLoop in December 2011.

Cost of Sales

The increase in cost of sales is primarily attributable to the costs of messaging associated with increased revenues resulting from our newly acquired iLoop Mobile subsidiary.

Gross Margin

The decrease in gross margin from 75% to 58% was related primarily to the incremental iLoop SMS messaging revenue, which is lower margin revenue than MMS messaging revenue. Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the costs of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating expenses

Sales and marketing costs increased in 2012 due to increased sales staff and marketing efforts with the acquisition of iLoop.

The decrease in general and administrative expenses was attributable primarily to decreased employee, legal and professional services costs in 2012. In 2011, we incurred higher costs associated with the disposition of Lenco Media and Lenco Multimedia. Also, in 2011, we incurred approximately $0.4 million in costs related to international expansion of our mobile business in countries including Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

The increase in research and development expenses was attributable primarily to the acquisition of iLoop and its significant research and development efforts.

Provision for Income Taxes

For the three months ended March 31, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Loss from discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations” for the three months ended March 31, 2012 and 2011. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations”.

Contractual Obligations

There were no material changes during the three months ended March 31, 2012, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012.

As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4 million and warrants to purchase shares of our common stock. In connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.4 million to Jorgen Larsen, a member of our board of directors.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2012, we had cash of $ 1.0 million. Our cash is held in noninterest bearing accounts. In addition, our debt arrangements all bear interest at fixed rates.

Foreign Currency Exchange Rate Risk

A significant amount of our revenue is generated in South Africa. We are exposed to changes in foreign currency exchange rates. Our non-U.S. operations accounted for 68% of consolidated revenue in the first quarter of 2012. Based on our results for the quarter ended March 31, 2012 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $0.3 million. Our consolidated financial position and cash flows could be similarly impacted. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any. If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Effects of Inflation

Inflation generally affects us by increasing costs of labor, supplies and equipment. We do not believe that inflation has had any material effect on our business, financial condition or results of operations in the first quarter of 2012. Although we do not expect that inflation or changing prices will materially affect our business in the foreseeable future, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

ITEM 4.        CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Christopher Dukelow, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, our principal executive and principal financial officers were unable to complete their evaluation regarding the effectiveness of our internal controls over financial reporting and we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company is involved in a number of claims, proceedings and litigation arising from its operations.  In accordance with applicable accounting principles and guidance, the Company establishes a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable.  As of the date of this report, the Company has not recorded a reserve related to any of the claims, proceedings or actions described below.  The Company continues to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate.   Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories.

iLoop is named as a party to Arumugam v. Mobile Verbs, Parmeet Chaddha and Loop Mobile, Inc. (sic) (Superior Court of California, Alameda County, Case No. FG 11565778, filed: 3/15/11).  iLoop was added a defendant in the matter in the Plaintiff’s first amended complaint on April 1, 2011.  Plaintiff Kannan Arumugam alleges that defendants MobileVerbs and Chaddha breached a services agreement with him in 2009 and claims iLoop has liability for such alleged breach based on iLoop’s acquisition of certain assets of MobileVerbs in February 2010.  Plaintiff seeks general damages of at least $300,000 and special damages of at least $300,000. Plaintiff’s first, second and third amended complaints were dismissed by the court with leave to amend, and Plaintiff filed a fourth amended complaint on March 29, 2012.  iLoop filed its answer to the fourth amended complaint on August 17, 2012, and discovery has commenced. On October 10, 2012, this matter was settled pursuant to an agreement that did not require iLoop or the Company to pay any amount or provide any other consideration.

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

We are party to an action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff alleges breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). Plaintiff seeks compensatory damages and interest up to a total of $1,500,000. We believe the claims are without merit and intend to vigorously defend against them.

Item 1A.        Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012, except as noted below:

We will require substantial additional capital in order to fund our continuing operations and execute our business plan, and our future access to capital is uncertain and additional financings may have dilutive or adverse effects on our stockholders.

At March 31, 2012 we had cash and cash equivalents of approximately $1.0 million and working capital deficit of approximately $12.6 million. Net cash used in operations for the three months ended March 31, 2012 was approximately $2.3 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

In the three months ended March 31, 2012, we sold an aggregate of 8,428 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share, raising aggregate gross proceeds of $1.0 million. In the three months ended June 30, 2012, we sold an aggregate of 1,237 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share, raising aggregate gross proceeds of $0.14 million. All transactions were pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4 million and warrants to purchase shares of our common stock. In connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.4 million to Jorgen Larsen.

In addition to our recent financing transactions, we may require additional financing to support our working capital needs, pay our outstanding indebtedness and to fund our strategic growth. However, new debt or equity financing arrangements may not be available to us on a timely basis, on terms that ultimately prove favorable to us, or at all. Conditions in the capital markets and uncertainties about current global conditions may affect our potential financing sources and other opportunities. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding. Moreover, if we are unable to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

Our condensed consolidated financial statements for the three months ended March 31, 2012 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse affect on our business, financial condition and results of operations.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include two loans from Bridge Bank, N.A. The first had an outstanding principal balance of $2.4 million at March 31, 2012 (the "Bank Loan"). Interest on the Bank Loan was prime plus 0.45% and was 3.7% at March 31, 2012. The second had an outstanding balance of $0.4 million at March 31, 2012. As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4 million and warrants to purchase shares of our common stock. The notes are secured by a first priority security interest in substantially all of the Company’s and its wholly owned subsidiaries’ current and future property and rights to property, subject to certain exclusions.

Also as discussed above in this report under “Recent Financing Transactions,” in connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.4 million to Jorgen Larsen, a member of our board of directors.

In connection with the iLoop acquisition, we also issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations. Additionally, retention bonus obligations of $3.6 million as of March 31, 2012 were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012 and the remainder is due on each of December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach of the agreements is the accrual of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan to pay these obligations until such time as our resources permit. If we are unable to generate sufficient cash from operations, or otherwise obtain sufficient cash by other means, such as a future debt or equity financing, to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

We have issued Series A, Series B1 and Series B2 Convertible Preferred Stock with rights preferences and privileges that are senior to those of our common stock. The exercise of some or all of these Series A, B1 and B2 Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of our common stock.

As of the date of this report, we had outstanding 171,412 shares of Series A Convertible Preferred Stock, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock (together, the "Preferred Stock"). The Preferred Stock has a number of rights, preferences, and privileges that are superior to those of the common stock. The holders of the Preferred Stock are entitled to cumulative dividends at the rate per share of 6.0% per annum, in the case of the Series A Preferred Stock, and 3.0% per annum, in the cases of the Series B1 and Series B2 Preferred Stock. Dividends are payable quarterly and accrete to, and increase, the outstanding stated value ($100) of the Preferred Stock and compound quarterly, in the case of the Series A Preferred Stock, and annually, in the case of the Series B1 and Series B2 Preferred Stock.

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

We may issue additional shares of our common stock, including through conversion of currently outstanding preferred shares, exercise of outstanding warrants or future issuances of convertible debt securities or preferred shares to finance future operations or complete a business combination, which would be dilutive to our stockholders and may cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through the conversion of currently outstanding debt securities and preferred shares to common, the exercise of currently outstanding warrants, and the issuance of new securities that are convertible into shares of common stock to finance future operations or complete a business combination. The issuance of additional shares of our common stock:

—	may significantly reduce the equity interest of our current stockholders;

—	may cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could also result in a change in management; and

—	may adversely affect prevailing market prices for our common stock

As of the date of this report, we have 171,412 shares of outstanding Series A Convertible Preferred Stock. A holder of Series A Convertible Preferred Stock can elect to convert its Series A Convertible Preferred Stock into shares of our common stock at any time from and after the earlier of:  (i) the second anniversary of the original issue date of the Series A Convertible Preferred Stock and (ii) the date our earnings before interest, taxes, depreciation and amortization (EBITDA) over the prior four fiscal quarters exceeds $15 million. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of Series A Convertible Preferred Stock (as increased for accreted dividends) by the conversion price. The Series A Convertible Preferred Stock was issued in multiple issuances, with the earliest issuance date being September 23, 2010 and the latest issuance date being June 18, 2012.The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our EBITDA for the 15 month period ended December 31, 2011 is less than $27.0 million and our EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million, and the conversion price is reduced by an additional $0.03 per share for each $1.0 million difference between actual EBITDA for such 27 month period and $65.0 million, subject to a conversion price floor of $0.20 per share. We believe the conversion price will ultimately adjust to $0.20 per share.  If that occurs, the holders of Series A Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A Convertible Preferred Stock into approximately 85,317,000 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A Convertible Preferred shares.

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

Also as of the date of this report, we have issued warrants to purchase an aggregate of 11,919,000 shares of common stock of the Company, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary antidilution adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the termination of the Note Purchase and Security Agreements (the "Special Adjustment"). Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 1, 2012 and June 18, 2012, we entered into purchase agreements with individuals, each of whom are accredited investors, pursuant to which we sold an aggregate of 9,660 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share raising aggregate gross proceeds of $1.0 million (the “Series A Financing”). There were no discounts, sales or underwriting commissions incurred in connection with the Series A Financing.

The Series A Convertible Preferred Stock were, and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be, issued in reliance on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company has received representations and warranties and otherwise reasonably believes that all purchasers of these securities qualify as "accredited investors" within the meaning of Rule 501 of Regulation D.

A holder of Series A Convertible preferred stock can elect to convert its preferred stock into shares of our common stock at any time from and after the earlier of: (i) the second anniversary of the original issue date of the preferred stock and (ii) the date that our company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior four fiscal quarters exceeds $15 million.  Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

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

ITEM 5.        OTHER INFORMATION

Between February 1, 2012 and June 18, 2012, we entered into purchase agreements with eight unaffiliated third parties, three employees of Capital Supreme (Pty) Ltd. and Matthew Harris, our Chief Executive Officer, each of whom are accredited investors, pursuant to which we agreed to sell an aggregate of 9,660 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share raising aggregate gross proceeds of $1.0 million (the “Series A Financing”). There were no discounts, sales or underwriting commissions incurred in connection with the Series A Financing.

The Series A Convertible Preferred Stock were, and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock will be, issued in reliance on the exemptions from registration under Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company has received representations and warranties and otherwise reasonably believes that all purchasers of these securities qualify as "accredited investors" within the meaning of Rule 501 of Regulation D.

A holder of Series A Convertible preferred stock can elect to convert its preferred stock into shares of our common stock at any time from and after the earlier of: (i) the second anniversary of the original issue date of the preferred stock and (ii) the date that our company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the prior four fiscal quarters exceeds $15 million.  Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

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

ITEM 6.        EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2012		LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

10.1	Note Purchase and Security Agreement dated July 30, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.2	Note Purchase and Security Agreement dated August 3, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.3	Note Purchase and Security Agreement dated August 21, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 22, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.4	Form of Senior Secured Promissory Note	Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.5	Form of Warrant	Filed as Exhibit 4.4 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.6	Promissory Note dated July 31, 2012 between the Company and Jorgen Larsen	Filed as Exhibit 4.5 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.7	Form of Series A Preferred Securities Purchase Agreement related to Series A Convertible Preferred Stock Financing and the Investor parties thereto	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32.1	Section 1350 Certification	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document