Form 10-Q
period 2012-06-30
LENCO MOBILE INC.
filed 2012-10-19
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

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

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30, 2012	December 31, 2011

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$149	$3,098
Accounts receivable, net of allowance of $113 and $99, respectively	2,149	1,680
Other current assets	325	383
Income taxes receivable	-	356
Total current assets	2,623	5,517

Property and equipment, net	399	464

Other noncurrent assets:
Intangible assets - goodwill	24,187	24,200
Intangible assets - other, net	8,344	9,176
Other noncurrent assets	26	31
Total other noncurrent assets	32,557	33,407

Total assets	$35,579	$39,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,560	$6,059
Income taxes payable	97	-
Deferred revenue	505	711
Retention bonus	3,291	4,121
Preferred dividend payable	1,910	1,267
Current portion of long-term obligations, net of debt discount (convertible debt portion of $260 and $1,626, respectively)	4,381	4,998
Total current liabilities	16,744	17,156

Long-term obligations, less current portion	1,784	1,791
Total liabilities	18,528	18,947

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 171,412 and 161,752 shares issued and outstanding at June 30, 2012 and at December 31, 2011, respectively	0	0
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 and 87,717 shares issued and outstanding at June 30, 2012 and at December 31, 2011, respectively	0	0
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 and 58,131 shares issued and outstanding at June 30, 2012 and at December 31, 2011, respectively	0	0
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 81,621,978 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	82	82
Additional paid in capital	87,462	82,959
Accumulated other comprehensive income	11	(2)
Accumulated deficit	(70,205)	(62,327)
Treasury stock, at cost, 1,400,000 and 266,667 shares, respectively.	(299)	(67)
Total Lenco Mobile Inc. shareholders' equity	17,051	20,645
Noncontrolling deficit	-	(204)
Total equity	17,051	20,441

Total liabilities and shareholders' equity	$35,579	$39,388

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Revenue	$4,238	$2,094	$8,294	$4,448
Cost of sales	1,640	675	3,339	1,270
Gross profit	2,598	1,419	4,955	3,178

Operating expense:
Sales and marketing	1,231	429	2,478	683
General and administrative	1,821	2,682	3,519	5,350
Research and development	1,335	221	2,662	589
Depreciation and amortization	479	351	966	663
Total operating expense	4,866	3,683	9,625	7,285

Loss from operations	(2,268)	(2,264)	(4,670)	(4,107)

Other income (expense):
Interest expense, net	(132)	(9)	(208)	(20)
Other income (expense), net	174	-	566	-
Total other income (expense)	42	(9)	358	(20)

Loss from operations before provision for (benefit from) income taxes	(2,226)	(2,273)	(4,312)	(4,127)

Provision for (benefit from) income taxes	28	(1,016)	110	(927)
Loss from continuing operations	(2,254)	(1,257)	(4,422)	(3,200)

Loss from discontinued operations	-	(1,291)	-	(3,496)
Gain on contingent consideration of discontinued operations	-	12,238	-	12,238
Net income (loss)	$(2,254)	$9,690	$(4,422)	$5,542

Net loss or income attributable to noncontrolling interest	0	104	(204)	172
Net loss or income attributable to Lenco Mobile Inc.	$(2,254)	$9,794	$(4,626)	$5,714

Preferred stock dividends	(285)	(168)	(555)	(330)
Series A Preferred Stock accretion of beneficial conversion feature	(1,341)	(1,417)	(2,681)	(2,667)

Net income (loss) attributable to common stockholders	$(3,880)	$8,209	$(7,862)	$2,717

Basic and diluted net income (loss) per share applicable to common stockholders
Net income (loss) per share from continuing operations - basic	$(0.05)	$(0.04)	$(0.10)	$(0.04)
Net income (loss) from discontinued operations - basic	$-	$0.15	$-	$0.12
Net income (loss) from discontinued operations - diluted		$0.14		$0.11

Weighted average shares used in per share calculation - basic	80,544,300	71,455,659	80,563,250	71,145,659
Weighted average shares used in per share calculation - diluted	80,544,300	78,642,432	80,563,250	78,642,432

The accompanying notes are an integral part of these consolidated financial statements

4

Lenco Mobile Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net loss	$(2,254)	$9,690	$(4,422)	$5,542

Foreign currency translation adjustment	(165)	(821)	13	(29)
Unrealized gain (loss) on investments	–	23	–	(86)
Total comprehensive loss	$(2,419)	$8,892	$(4,409)	$5,427

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Lenco Mobile Inc.	$(4,626)	$5,714
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	-	3,496
Change attributable to noncontrolling interest	204	(172)
Depreciation, amortization and other	966	645
Stock compensation expense	856	1,113
Amortization of debt discount	-	19
Gain on contingent consideration of discontinued operations	-	(12,238)
Other	-	(34)
Changes in operating assets and liabilities:
Accounts receivable	(469)	174
Other current and non-current assets	64	189
Accounts payable, accrued expenses, and other current liabilities	(536)	(2,026)
Income taxes receivable	453	115
Net cash used in operating activities - continuing operations	(3,088)	(3,005)
Net cash used in operating activities - discontinued operations	-	(2,240)
Net cash used in operating activities	(3,088)	(5,245)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(188)
Net cash used in investing activities - continuing operations	(79)	(188)
Net cash used in operating activities - discontinued operations		(100)
Net cash used in investing activities	(79)	(288)

Cash flows from financing activities:
Payment of debt	(627)	(1,380)
Proceeds from issuance of Series A Preferred Stock	1,053	350
Purchase of Treasury Stock	(232)	-
Net cash used in provided by financing activities	194	(1,030)

Effect of exchange rate changes on cash and cash equivalents	24	(56)

Net change in cash and cash equivalents	(2,949)	(6,619)
Cash and cash equivalents, beginning of period	3,098	9,282
Cash and cash equivalents, end of period	$149	$2,663

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$82	$89
Cash paid for interest	$68	$36
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(3,237)	$(1,412)

The accompanying notes are an integral part of these consolidated financial statements

LENCO MOBILE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012 and 2011

Note 1.  Summary of Significant Accounting Principles

Basis of Presentation and Principals of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

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

Restatement

Subsequent to the preparation of the December 31, 2011, consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $0.8 million. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss by approximately $0.2 million and $0.6 million in the three and six months ended June 30, 2011, respectively. Basic net loss per share from continuing operations increased from ($0.07) to ($0.08) loss per share.

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

Note 2.  Liquidity and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At June 30, 2012, we had total cash and cash equivalents of approximately $0.1 million and working capital deficit of $14.1 million. As further discussed in Note 7, the Company entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and five-year Warrants to purchase shares of Company common. On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Bank Loan which was $2.4 million, as further described in Note 7 to our consolidated financial statements for the quarter ended June 30, 2012.

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

For the three and six months ended June 30, 2012, we reported net losses of approximately $2.3 million and $4.4 million, respectively, and for the three and six months ended June 30, 2011 and 2011, we reported net loss from continuing operations of approximately $1.3 million and $3.2 million, respectively. For the six months ended June 30, 2012 and June 30, 2011, we had negative cash flows from continuing operations of $3.1 million and $3.0 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In addition to our working capital deficit, as of June 30, 2012, we had the $2.4 million Bank Loan (described above and in Note 7), $0.4 million outstanding under a bank facility secured by our accounts receivable, $3.3 million of retention bonus obligations and an aggregate of $2.6 million outstanding under subordinated notes.

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

Additionally, retention bonus obligations of $3.3 million as of June 30, 2012, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012, and the remaining portions are due on December 27, 2012, and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such time as our resources permit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenue	$4,238	$2,248	$8,294	$4,678
Revenue related to discontinued operations	-	(154)	-	(230)
Net revenue	4,238	2,094	8,294	4,448

Cost of sales	1,640	799	3,339	1,494
Cost of sale related to discontinued operations	-	(124)	-	(224)
Net cost of sales	1,640	675	3,339	1,270

Gross profit	2,598	1,449	4,955	3,178

Gross profit after discontinued operations	$2,598	$1,419	$4,955	$3,178

Note 4.  Commitments and Contingencies

Retention Bonus Obligations

Retention bonus obligations of $3.3 million and $4.1 million as of June 30, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012, and the remaining portions are due on December 27, 2012, and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such time as our resources permit.

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

Note 5. Stock Options

As of June 30, 2012, there were 13.2 million shares of common stock available for issuance pursuant to Company equity compensation plans. Effective April 11, 2012, the Board of Directors approved and adopted the 2012 Incentive Plan.  Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of the Company’s common stock.   In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the six months ended June 30, 2012 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	9,530,045	$1.39	3.38

Granted	40,710,000	0.12
Exercised	-	-
Forfeited or expired	(3,000,000)	0.12

Outstanding at June 30, 2012	47,240,045	$0.12	5.63

Exercisable at June 30, 2012	5,215,494	$0.14

Vested and expected to vest at June 30, 2012	47,240,045	$0.12	5.63

The fair value of the stock options at the date of grant was determined to be approximately $4.8 million which will be amortized over the vesting period of 3 years. As of June 30, 2012, there was approximately $4.3 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.5 years.

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

On May 6, 2012, we modified the exercise price of all outstanding stock option awards issued under the Company’s 2009 Equity Incentive Plan. Based on the fair market value of the common stock as determined by the Compensation Committee of the Company’s Board of Directors as of that date the original exercise price of $2.15 per share was reduced to $0.12 per share. A total of 44 option grants relating to a total of 2.5 million shares of common stock underlying the option grants were repriced in connection with this modification. The total amount of additional incremental stock-based compensation cost resulting from the repricing of the awards was approximately $.02 million.

	Six Months ended June 30,
	2012	2011

Risk-free interest rate	0.89%	2.17%
Expected term (in years)	6.0	3.5
Dividend yield	0%	0%
Expected Volatility	246%	100%

There was no aggregate intrinsic value of stock options outstanding or exercisable at June 30, 2012 and 2011, calculated based on the closing market price of the stock at the balance sheet date less the exercise price of the option.

Stock based compensation expense (gain) is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

General and administrative	$382	$80	$482	$160
Sales and marketing	34	394	135	788
Research and development	144	–	239	–
	$560	$474	$856	$948

Note 6. Shareholders’ equity (deficit)

Preferred Stock —During the three and six months ended June 30, 2012 we sold an aggregate of 1,232 and 9,660 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share, raising aggregate gross proceeds of $0.14 million and $1.0 million, respectively. All transactions were pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

Note 7. Related party transactions

On August 21, 2012, the Company completed a debt financing, in which the Company raised an aggregate of $4 million. The debt financing was completed in three closings, the first on July 31, 2012, the second on August 3, 2012 and the third on August 21, 2012. The terms of the debt financing, which were substantially the same for all lenders, are described in below.

On July 30, 2012, the Company entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Initial Warrants"). The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, the Company entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Second Closing Warrants" and together with the First Warrants, the "Warrants"). The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, the Company entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Third Closing Warrant" and, together with the Initial Warrants and the Second Closing Warrants, the "Warrants"). The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Notes mature on August 21, 2014.

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

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan described in Note 2 to our consolidated financial statements for the quarter ended June 30, 2012.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At June 30, 2012, we had total cash and cash equivalents of approximately $0.1 million and working capital deficit of $14.1 million. We entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and five-year Warrants to purchase shares of Company common. On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Bank Loan which was $2.4 million.

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

For the three and six months ended June 30, 2012, we reported net losses of approximately $2.3 million and $4.4 million, respectively, and for the three and six months ended June 30, 2011, we reported net losses from continuing operations of approximately $1.3 million and $3.2 million, respectively. For the six months ended June 30, 2012 and June 30, 2011, we had negative cash flows from continuing operations of $3.1 million and $3.0 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include two loans from Bridge Bank, N.A. The first loan has an outstanding principal balance of $2.4 million at June 30, 2012 (the "Bank Loan"). The second loan is secured by a security interest in our accounts receivable and has an outstanding balance of $0.4 million at June 30, 2012. We also issued $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan on repaying these notes until such time as we have sufficient resources to satisfy these obligations. In addition, retention bonus obligations of $3.3 and $4.1 million as of June 30, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of iLoop.  The agreements specifically state that the sole remedy for breach of the agreements is the quarterly accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012, payment and we do not plan on paying these obligations until such time as our resources permit.

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

On July 30, 2012, the Company entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Initial Warrants"). The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, the Company entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Second Closing Warrants" and together with the First Warrants, the "Warrants"). The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, the Company entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Third Closing Warrant" and, together with the Initial Warrants and the Second Closing Warrants, the "Warrants"). The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Notes mature on August 21, 2014.

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

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan described in Note 7 to our consolidated financial statements for the quarter ended June 30, 2012.

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

Discussion of Cash Flows

We used cash of approximately $3.1 million and $3.0 million in our operating activities in the six months ended June 30, 2012 and 2011, respectively.

We used cash of approximately $0.1 million and $0.3 million in our investing activities in the six months ended June 30, 2012 and 2011, respectively, due to purchases of fixed assets.

Our financing activities provided cash of approximately $0.2 million and used cash of $1.0 million in the six months ended June 30, 2012 and 2011 respectively, due to proceeds from sales of Series A Preferred Stock, less repayment of debt.

Results of Operations

The discussion below pertains only to our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. The unaudited condensed consolidated financial results for the three and six months ended June 30, 2012 and 2011 have been presented taking into account the divestitures of our broadcast media and internet operations in 2011 and our acquisition of iLoop, which was completed on December 27, 2011.

Restatement

Subsequent to the preparation of the December 31, 2011 consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $800,000. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss by approximately $0.2 and $0.6 for the three and six months ended June 30, 2011. Basic net loss per share from continuing operations increased from ($0.07) to ($0.08) per share

Consolidated Statement of Operations Data:   (In thousands, except share data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Diff	% Change	2012	2011	Diff	% Change

Revenue	$4,238	$2,094	$2,144	102%	$8,294	$4,448	$3,846	86%
Cost of sales	1,640	675	965	143%	3,339	1,270	2,069	163%
Gross profit	2,598	1,419	1,179	83%	4,955	3,178	1,777	56%

Sales and marketing	1,231	429	802	186%	2,478	683	1,795	262%
General and administrative	1,821	2,682	861	-32%	3,519	5,350	(1,831)	-34%
Research and development	1,335	221	1,138	514%	2,662	589	2,073	351%
Depreciation and amortization	479	351	128	37%	966	663	303	46%
Loss from operations	(2,268)	(2,264)	24	1%	(4,670)	(4,107)	563	14%
Total other income (expense)	42	(9)	51	-558%	358	(20)	378	-1876%
Loss before income taxes	(2,226)	(2,273)	(38)	2%	(4,312)	(4,127)	185	4%
Income tax (expense) benefit	(28)	1,016	(1,043)	-103%	(110)	927	(1,037)	-112%
Loss from discontinued operations	-	(1,291)	1,291	-100%	-	(3,496)	3,496	-100%
Gain on contingent consideration of discontinued operations		12,238	(12,238)	-100%		12,238	(12,238)	-100%
Net income (loss)	$(2,254)	$9,690	$(11,944)	-123%	$(4,422)	$5,542	$(9,964)	-179%

Basic and Diluted net loss per share	$(0.05)	$0.09			$(0.10)	$0.00

Balance Sheets Data:
	As of
	June 30,	December 31,
	2012	2011
	(in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,298	$4,778
Fixed assets, net	399	464
Total assets	35,579	39,388
Long-term liabilities	1,784	1,791
Working capital	(14,121)	(11,639)

Quarter ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Revenues

The increase in revenue in the current quarter compared to the prior quarter was primarily attributed to an increase in revenue for our Mobile Statement solution in South Africa, and $1.1 million related to the iLoop acquisition in December 2011.

Cost of Sales

The increase in cost of sales is primarily attributable to the costs of messaging associated with increased revenues resulting from our newly acquired iLoop Mobile subsidiary.

Gross Margin

The decrease in gross margin from 68% to 61% was related primarily to the incremental iLoop SMS messaging revenue, which is lower margin revenue than MMS messaging revenue.  Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the costs of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating expenses

Sales and marketing costs increased in 2012 due to increased sales staff and marketing efforts with the acquisition of iLoop.

The decrease in general and administrative expenses was attributable primarily to decreased employee, legal and professional services costs in 2012. Also, in 2011, we incurred approximately $0.7 million in costs related to international expansion in countries including Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

The increase in research and development expenses was attributable primarily to the acquisition of iLoop and its significant research and development efforts.

Provision for Income Taxes

For the three months ended June 30, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Loss from discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations” for the three and six months ended June 30, 2012 and 2011. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations”.

Six Month Period ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Revenues

The increase in revenue compared to prior year was primarily attributed to an increase in revenue for our Mobile Statement solution in South Africa, and $2.4 million related to the iLoop acquisition in December 2011.

Cost of Sales

The increase in cost of sales is primarily attributable to the costs of messaging associated with increased revenues resulting from our newly acquired iLoop Mobile subsidiary.

Gross Margin

The decrease in gross margin from 71% to 60% was related primarily to the incremental iloop SMS messaging revenue, which is lower margin revenue than MMS messaging revenue.  Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the costs of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating expenses

Sales and marketing costs increased in 2012 due to increased sales staff and marketing efforts with the acquisition of iLoop.

The decrease in general and administrative expenses was attributable primarily to decreased employee, legal and professional services costs in 2012. Also, in 2011, we incurred approximately $0.7 million in costs related to international expansion of our mobile business in countries including Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

The increase in research and development expenses was attributable primarily to the acquisition of iLoop and its significant research and development efforts.

Provision for Income Taxes

For the six months ended June 30, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Loss from discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations” for the six months ended June 30, 2012 and 2011. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations”.

Contractual Obligations

There were no material changes during the three months ended June 30, 2012, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2012, we had cash of $0.1 million. Our cash is held in noninterest bearing accounts. In addition, our debt arrangements all bear interest at fixed rates.

Foreign Currency Exchange Rate Risk

A significant amount of our revenue is generated in South Africa and we are exposed to changes in foreign currency exchange rates. Our non-U.S. operations accounted for 70% of consolidated revenue for the six month period ended June 30, 2012. Based on our results for the six month period ended June 30, 2012 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $0.6 million. Our consolidated financial position and cash flows could be similarly impacted. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any. If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Effects of Inflation

Inflation generally affects us by increasing costs of labor, supplies and equipment. We do not believe that inflation has had any material effect on our business, financial condition or results of operations in the second quarter of 2012. Although we do not expect that inflation or changing prices will materially affect our business in the foreseeable future, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Christopher Dukelow, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, our principal executive and principal financial officers were unable to complete their evaluation regarding the effectiveness of our internal controls over financial reporting and we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

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

At June 30, 2012 we had cash and cash equivalents of approximately $0.1 million and working capital deficit of approximately $14.1 million. Net cash used in operations for the six months ended June 30, 2012 was approximately $3.1 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

In the three months ended June 30, 2012, we sold an aggregate of 1,232 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share, raising aggregate gross proceeds of $0.14 million. All transactions were pursuant to the terms of securities purchase agreements between the Company and certain accredited investors.

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2012 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse affect on our business, financial condition and results of operations.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities include two loans from Bridge Bank, N.A. The first had an outstanding principal balance of $2.4 million at June 30, 2012 (the "Bank Loan"). Interest on the Bank Loan was prime plus 0.45% and was 3.7% at June 30, 2012. The second loan had an outstanding balance of $0.4 million at June 30, 2012. As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4 million and warrants to purchase shares of our common stock. The notes are secured by a first priority security interest in substantially all of the Company’s and its wholly owned subsidiaries’ current and future property and rights to property, subject to certain exclusions.

Also as discussed above in this report under “Recent Financing Transactions,” in connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.4 million to Jorgen Larsen, a member of our board of directors.

In connection with the iLoop acquisition, we also issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations. Additionally, retention bonus obligations of $3.3 million as of June 30, 2012, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012 and the remainder is due on each of December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach of the agreements is the accrual of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan to pay these obligations until such time as our resources permit. If we are unable to generate sufficient cash from operations, or otherwise obtain sufficient cash by other means, such as a future debt or equity financing, to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

We have issued Series A, Series B1 and Series B2 Convertible Preferred Stock with rights preferences and privileges that are senior to those of our common stock. The exercise of some or all of these Series A, B1 and B2 Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of our common stock.

As of the date of this report , we had outstanding 171,412 shares of Series A Convertible Preferred Stock, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock (together, the "Preferred Stock"). The Preferred Stock has a number of rights, preferences, and privileges that are superior to those of the common stock. The holders of the Preferred Stock are entitled to cumulative dividends at the rate per share of 6.0% per annum, in the case of the Series A Preferred Stock, and 3.0% per annum, in the cases of the Series B1 and Series B2 Preferred Stock. Dividends are payable quarterly and accrete to, and increase, the outstanding stated value ($100) of the Preferred Stock and compound quarterly, in the case of the Series A Preferred Stock, and annually, in the case of the Series B1 and Series B2 Preferred Stock.

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

As of the date of this report, we have 171,412 shares of outstanding Series A Convertible Preferred Stock. A holder of Series A Convertible Preferred Stock can elect to convert its Series A Convertible Preferred Stock into shares of our common stock at any time from and after the earlier of:  (i) the second anniversary of the original issue date of the Series A Convertible Preferred Stock and (ii) the date our earnings before interest, taxes, depreciation and amortization (EBITDA) over the prior four fiscal quarters exceeds $15 million. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of Series A Convertible Preferred Stock (as increased for accreted dividends) by the conversion price. The Series A Convertible Preferred Stock was issued in multiple issuances, with the earliest issuance date being September 23, 2010 and the latest issuance date being June 18, 2012. The conversion price is initially $1.50, subject to adjustment if (i) we pay any stock dividends or if we subdivide, combine or reclassify our common stock or (ii) our EBITDA for the 15 month period ended December 31, 2011 is less than $27.0 million and our EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million. With respect to the adjustment effected pursuant to clause (ii), the conversion price is reduced by $0.03 per share if EBITDA for the 27 month period ending December 31, 2012 is less than $65.0 million, and the conversion price is reduced by an additional $0.03 per share for each $1.0 million difference between actual EBITDA for such 27 month period and $65.0 million, subject to a conversion price floor of $0.20 per share. We believe the conversion price will ultimately adjust to $0.20 per share.  If that occurs, the holders of Series A Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A Convertible Preferred Stock into approximately 85,317,000 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A Convertible Preferred shares.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 1, 2012 and June 18, 2012, we entered into purchase agreements with eight unaffiliated third parties, three employees of Capital Supreme (pty) Ltd. and Matthew Harris,our Chief Executive Officer, each of whom are accredited investors, pursuant to which we sold an aggregate of 9,660 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $109 per share raising aggregate gross proceeds of $1.0 million (the “Series A Financing”). There were no discounts, sales or underwriting commissions incurred in connection with the Series A Financing..

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

Between January and May 2012 the Company entered into indemnification agreements with all Directors and Officers, of the Company.

ITEM 6.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2012	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

10.1	Note Purchase and Security Agreement dated July 30, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.2	Note Purchase and Security Agreement dated August 3, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.3	Note Purchase and Security Agreement dated August 21, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 22, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.4	Form of Senior Secured Promissory Note	Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.5	Form of Warrant	Filed as Exhibit 4.4 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.6	Promissory Note dated July 31, 2012 between the Company and Jorgen Larsen	Filed as Exhibit 4.5 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.7	Form of Series A Preferred Securities Purchase Agreement related to Series A Convertible Preferred Stock Financing and the Investor parties thereto	Filed as Exhibit 10.7 to the registrant’s Form 10-Q for the quarter ended March 31, 2012, filed on October 19, 2012 and incorporated herein by reference (Commission File No. 000-153830)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32.1	Section 1350 Certification	Filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

