Form 10-Q/A
period 2012-06-30
LENCO MOBILE INC.
filed 2012-11-13
CIK 1100202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T and to correct the cover page of the Form 10-Q to reflect the Company’s determination that, as of June 30, 2012, and beginning with the Form 10-Q, the Company qualified as a “Smaller Reporting Company” under Rule 12b-2 of the Securities and Exchange Act of 1934, as amended. No other changes have been made to the Form 10-Q, as originally filed on October 19, 2012.

2

Item 6. Exhibits

Exhibit No.	Document Description
10.1	Note Purchase and Security Agreement dated July 30, 2012 by and among the Company and the Lenders party thereto*
10.2	Note Purchase and Security Agreement dated August 3, 2012 by and among the Company and the Lenders party thereto*
10.3	Note Purchase and Security Agreement dated August 21, 2012 by and among the Company and the Lenders party thereto*
10.4	Form of Senior Secured Promissory Note*
10.5	Form of Warrant*
10.6	Promissory Note dated July 31, 2012 between the Company and Jorgen Larsen*
10.7	Form of Series A Preferred Securities Purchase Agreement related to Series A Convertible Preferred Stock Financing and the Investor parties thereto*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer*
32.1	Section 1350 Certification*

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

__________

* These exhibits previously were included or incorporated by reference in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on October 19, 2012.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2012	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

4