Form 10-Q
period 2012-09-30
LENCO MOBILE INC.
filed 2012-11-14
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$153	$3,098
Accounts receivable, net of allowance of $113 and $99, respectively	3,328	1,680
Other current assets	303	383
Income taxes receivable	–	356
Total current assets	3,784	5,517

Property and equipment, net	382	464

Other noncurrent assets:
Intangible assets - goodwill	24,184	24,200
Intangible assets - other, net	7,802	9,176
Other noncurrent assets	26	31
Total other noncurrent assets	32,012	33,407

Total assets	$36,178	$39,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,394	$6,059
Income taxes payable	94	–
Deferred revenue	202	711
Retention bonus	3,313	4,121
Preferred dividend payable	2,200	1,267
Current portion of long-term obligations, (convertible debt portion of $260, and $1,626, respectively)	2,720	4,998
Total current liabilities	14,923	17,156

Long-term obligations, less current portion, net of debt discount cost (of $1,202, and $0.00, respectively)	5,755	1,791
Total liabilities	20,678	18,947

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 171,412 and 161,752 shares issued and outstanding at September 30, 2012 and at December 31, 2011, respectively	0	0
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 and 87,717 shares issued and outstanding at September 30, 2012 and at December 31, 2011, respectively	0	0
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 and 58,131 shares issued and outstanding at September 30, 2012 and at December 31, 2011, respectively	0	0
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 81,621,978 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	82	82
Additional paid in capital	90,367	82,959
Accumulated other comprehensive income	(147)	(2)
Accumulated deficit	(74,503)	(62,327)
Treasury stock, at cost, 1,400,000 and 266,667 shares, respectively	(299)	(67)
Total Lenco Mobile Inc. shareholders' equity	15,500	20,645
Noncontrolling deficit	–	(204)
Total equity	15,500	20,441

Total liabilities and shareholders' equity	$36,178	$39,388

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

`	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Revenue	$4,177	$2,759	$12,471	$7,206
Cost of sales	1,747	981	5,086	2,251
Gross profit	2,430	1,778	7,385	4,955

Operating expense:
Sales and marketing	1,120	718	3,598	2,564
General and administrative	1,728	2,021	5,247	5,572
Research and development	1,358	165	4,018	800
Depreciation and amortization	429	356	1,395	1,019
Impairment loss	–	925	–	925
Total operating expense	4,635	4,185	14,258	10,880

Loss from operations	(2,205)	(2,407)	(6,873)	(5,925)

Other income (expense):
Interest expense, net	(675)	(7)	(883)	(27)
Other income, net	–	60	566	66
Total other income (expense)	(675)	53	(317)	39

Loss from operations before income taxes	(2,880)	(2,354)	(7,190)	(5,886)

Provision for (benefit from) income taxes	(2)	139	107	167
Loss from continuing operations	(2,878)	(2,493)	(7,297)	(6,053)

Loss from discontinued operations	–	(29,909)	–	(33,496)
Gain on contingent consideration of discontinued operations	–	–	–	12,328
Net loss	(2,878)	(32,402)	(7,297)	(27,221)

Net loss or income attributable to noncontrolling interest	–	68	(204)	240
Net loss attributable to Lenco Mobile Inc.	(2,878)	(32,334)	(7,501)	(26,981)

Preferred stock dividends	(290)	(172)	(846)	(502)
Series A Preferred Stock accretion of beneficial conversion feature	(1,132)	(1,341)	(3,814)	(4,008)

Net loss attributable to common stockholders	$(4,300)	$(33,847)	$(12,161)	$(31,491)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.09)
Discontinued operations	$–	$(0.42)	$–	$(0.30)
Net loss per share applicable to common stockholders	$(0.05)	$(0.48)	$(0.15)	$(0.44)

Weighted average shares used in per share calculation - basic and diluted	80,544,300	71,145,659	80,563,250	71,145,659

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net loss	$(2,878)	$(32,402)	$(7,297)	$(27,221)

Foreign currency translation adjustment	(323)	(603)	(147)	(631)
Unrealized gain (loss) on investments	–	230	–	144
Total comprehensive loss	$(3,201)	$(32,775)	$(7,444)	$(27,708)

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
	(In thousands, except share data)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(7,501)	$(26,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	33,496
Change attributable to noncontrolling interest	204	(240)
Depreciation and amortization	1,395	1,019
Stock compensation expense	1,347	1,671
Amortization of debt discount	78	19
Gain on contingent consideration of discontinued operations	–	(12,328)
Impairment of long lived assets and goodwill	–	925
Changes in operating assets and liabilities:
Accounts receivable	(1,649)	(1,437)
Other current and non-current assets	86	(25)
Accounts payable, accrued expenses, and other current liabilities	(980)	511
Income taxes receivable	450	258
Net cash used in operating activities - continuing operations	(6,570)	(3,112)
Net cash used in operating activities - discontinued operations	–	(3,247)
Net cash used in operating activities	(6,570)	(6,359)

Cash flows from investing activities:
Purchases of property and equipment	(109)	(203)
Purchases and expenditures for intangible assets	–	(621)
Net cash used in investing activities - continuing operations	(109)	(824)
Net cash used in investing activities - discontinued operations	–	(437)
Net cash used in investing activities	(109)	(1,261)

Cash flows from financing activities:
Payment of debt	(4,120)	(1,391)
Proceeds from issuance of Series A Preferred Stock	1,053	350
Proceeds from issuance of Notes	7,008	–
Purchase of Treasury Stock	(232)	–
Net cash (used in) provided by financing activities	3,709	(1,041)

Effect of exchange rate changes on cash and cash equivalents	25	(41)

Net change in cash and cash equivalents	(2,945)	(8,702)
Cash and cash equivalents, beginning of period	3,098	9,282
Cash and cash equivalents, end of period	$153	$580

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$107	$89
Cash paid for interest	$159	$36
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(4,660)	$(4,510)

The accompanying notes are an integral part of these condensed consolidated financial statements

LENCO MOBILE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012 and 2011

Note 1.	Summary of Significant Accounting Principles

Basis of Presentation and Principals of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2011, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any future period.

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

Restatement

Subsequent to the preparation of the December 31, 2011, consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $0.8 million. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error in the proper period, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss by approximately $0.2 million and $0.8 million in the three and nine months ended September 30, 2011, respectively. There was no change in earnings per share for the three and nine months ended September 30, 2011.

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

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At September 30, 2012, we had total cash and cash equivalents of approximately $0.2 million and working capital deficit of $11.1 million. As further discussed in Note 6, the Company entered into a Note Purchase and Security Agreement (the "Notes") in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes (the "Notes") in an aggregate principal amount of $4.0 million and five-year warrants to purchase shares of Company common stock. On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Company’s $2.4 million loan from Bridge Bank (the “Bank Loan”) on July 31, 2012.

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

For the three and nine months ended September 30, 2012, we reported net losses of approximately $2.9 million and $7.3 million, respectively, and for the three and nine months ended September 30, 2011, we reported net loss from continuing operations of approximately $2.5 million and $6.1 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, we had negative cash flows from continuing operations of $6.6 million and $3.1 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

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

In addition to our working capital deficit, as of September 30, 2012, we had $3.3 million of retention bonus obligations. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such time as our resources permit.

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

Note 3.	Accounts Receivable

	September 30,	December 31,
	2012	2011
	(In thousands)
Accounts receivable – trade	$3,441	$1,779
Allowance for doubtful accounts	113	99
Accounts receivable, net	$3,328	$1,680

We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination of the creditworthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. As of September 30, 2012 one customer represented approximately 29% of accounts receivable and accounted for approximately 23% of revenues for the three months ended September 30, 2012. At December 31, 2011 three customers represented approximately 28% of accounts receivable.

Note 4.	Discontinued Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenue	$4,177	$3,005	$12,471	$7,683
Revenue related to discontinued operations	–	(246)	–	(477)
Net revenue	4,177	2,759	12,471	7,206

Cost of sales	1,747	1,129	5,086	2,622
Cost of sale related to discontinued operations	–	(148)	–	(371)
Net cost of sales	1,747	981	5,086	2,251

Gross profit	2,430	1,876	7,385	5,061

Gross profit after discontinued operations	$2,430	$1,778	$7,385	$4,955

Note 5.	Commitments and Contingencies

Retention Bonus Obligations

Retention bonus obligations of $3.3 million and $4.1 million as of September 30, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012, and the remaining portions are due on December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach (nonpayment) of the agreements is the accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such time as our resources permit.

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

Note 6.	Debt

At September 30, 2012 and December 31, 2011, debt was comprised of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Current portion of long-term debt obligations	$2,720	$4,998
Long-term obligations, net of debt discount	5,755	1,791
Total debt	$8,475	$6,789

On August 21, 2012, the Company completed a debt financing in which the Company raised an aggregate of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The terms of the debt financing, which were substantially the same for all lenders are described below.

On July 30, 2012, the Company entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and Warrants to purchase shares of Company common stock in the amount and on the terms described below. The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, the Company entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and Warrants to purchase shares of Company common stock in the amount and on the terms described below. The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, the Company entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and Warrants to purchase shares of Company common stock in the amount and on the terms described below. The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Notes mature on August 21, 2014.

The Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's assets.

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

Pursuant to the Note Purchase Agreements described above, the Company issued to the Lenders, for consideration equal to one-hundredth of one percent (0.01%) of the aggregate purchase price of the Notes purchased by each Lender, Warrants to purchase an aggregate of 11,919,000 shares of common stock of the Company, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of (“Special Adjustment”) or certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the Special Adjustment. Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

Debt issuance costs represent the fair value of the warrants issued in connection with the Notes. The Black-Scholes Model was used to calculate fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were risk free rate of .61%, an expected term of 5 years and expected volatility of 261% with no dividend yield. Debt issuance costs are being amortized over the term of the Notes on a straight-line basis. During the three months ended September 30, 2012 and 2011, the Company recorded debt issuance costs of $1.3 million and $0.0, respectively. During the three months ended September 30, 2012 and 2011, the Company amortized debt issuance cost of $0.1 million and $0.0, respectively, to interest expense. During the nine months ended September 30, 2012 and 2011, the Company amortized debt issuance cost of $0.1 and $0.0 , respectively, to interest expense.

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan described in Note 2 to our consolidated financial statements for the quarter ended September 30, 2012.

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

Note 7.	Related party transactions

As previously discussed in Note 6, in August 2012, we entered into Note Purchase Agreements in aggregate principal amount of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The Lenders included James L. Liang, a director of the Company, Michael Levinsohn the Executive Chairman of the Company's Board of Directors and a director of the Company, Chris Dukelow, the Chief Financial Officer of the Company, a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The terms of the debt financing, were substantially the same for all lenders.

As previously discussed in Note 6, on July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan.

In March and June of 2012, we entered into purchase agreements with Matthew Harris, the Company’s Chief Executive Officer, pursuant to which we agreed to sell an aggregate of 1,502 shares of our Series A Convertible Preferred Stock at a purchase price of $165,000.

Note 8.	Stock Options and Warrants

As of September 30, 2012, there were 13.2 million shares of common stock available for issuance pursuant to Company equity compensation plans.  Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of the Company’s common stock.   In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the nine months ended September 30, 2012 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2011	9,530,045	$1.39	3.38

Granted	40,710,000	0.12
Exercised	–	–
Cancelled or expired	(3,000,000)	0.12

Outstanding at September 30, 2012	47,240,045	$0.12	5.67

Exercisable at September 30, 2012	6,508,828	$0.14

Vested and expected to vest at September 30, 2012	47,240,045	$0.12	5.67

As of September 30, 2012, there was approximately $4.1 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.25 years.

Stock based compensation expense is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

General and administrative	$299	$94	$877	$281
Sales and marketing	116	464	250	1,390
Research and development	75	–	220	–
	$490	$558	$1,347	$1,671

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	Exercise
Date of Issue	2012	Price	Expiration
November 1, 2009	175,000	$3.50	November 1, 2013
July 1, 2009	600,000	$3.20	February 2014
February 1, 2009	644,166	$1.00	February 1, 2014
July 30, 2012	6,627,000	$0.10	July 30, 2017
August 3, 2012	2,667,000	$0.10	August 3, 2017
August 21, 2012	2,625,000	$0.10	August 21, 2017
	13,338,166

Note 9.	Shareholder’s Equity (Deficit)

During the nine months ended September 30, 2012 we sold an aggregate of 9,660 shares of our Series A Convertible Preferred Stock at an average purchase price of approximately $110 per share, raising aggregate gross proceeds of $1.1 million. All transactions were pursuant to the terms of securities purchase agreements between the company and certain accredited investors.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At September 30, 2012, we had total cash and cash equivalents of approximately $0.2 million and working capital deficit of $11.1 million. We entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and five-year Warrants to purchase shares of Company common stock. On July 30, 2012, we issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Bank Loan, which was $2.4 million.

For the three and nine months ended September 30, 2012, we reported net losses of approximately $2.9 million and $7.3 million, respectively, and for the three and nine months ended September 30, 2011, we reported net losses from continuing operations of approximately $2.5 million and $6.1 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, we had negative cash flows from operations of $6.6 million and $3.1 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In connection with our acquisition of iLoop on December 27, 2011, we assumed approximately $12.9 million in liabilities. The assumed liabilities included the Bank Loans which were paid in full on July 31, 2012. We also issued $2.6 million of subordinated promissory notes to certain iLoop debt holders in conjunction with the acquisition of iLoop. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan on repaying these notes until such time as we have sufficient resources to satisfy these obligations. In addition, retention bonus obligations of $3.3 and $4.1 million as of September 30, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of iLoop.  The agreements specifically state that the sole remedy for breach of the agreements is the quarterly accrual and payment of interest at an annual rate of 6%. We did not make the July 1, 2012, payment and we do not plan on paying these obligations until such time as our resources permit.

As discussed below in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4.0 million and warrants to purchase shares of our common stock. In connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.5 million to Jorgen Larsen.

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

Recent Financing Transactions

On August 21, 2012, we completed a debt financing, in which we raised an aggregate of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The terms of the debt financing, which were substantially the same for all lenders, are described below.

On July 30, 2012, we entered into a Note Purchase and Security Agreement (the "First Note Purchase Agreement") by and among the Company and certain lenders (the "Initial Lenders"), pursuant to which the Initial Lenders purchased from the Company Senior Secured Promissory Notes (the "Initial Notes") in an aggregate principal amount of $2,224,278 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Initial Warrants"). The Initial Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of the Company's Board of Directors and a director of the Company, and Chris Dukelow, the Chief Financial Officer of the Company. The Initial Notes mature on July 30, 2014.

On August 3, 2012, we entered into a second Note Purchase and Security Agreement (the "Second Note Purchase Agreement") by and among the Company and certain lenders (the "Second Closing Lenders"), pursuant to which the Second Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Second Closing Notes") in an aggregate principal amount of $889,911 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Second Closing Warrants" and together with the First Warrants, the "Warrants"). The Second Closing Notes mature on August 3, 2014.

On August 21, 2012, we entered into a third Note Purchase and Security Agreement (the "Third Note Purchase Agreement" and, together with the First Note Purchase Agreement and the Second Note Purchase Agreement, the "Note Purchase Agreements") by and among the Company and certain lenders (the "Third Closing Lenders" and, together with the Initial Lenders and the Second Closing Lenders, the "Lenders"), pursuant to which the Third Closing Lenders purchased from the Company Senior Secured Promissory Notes (the "Third Closing Notes" and, together with the Initial Notes and the Second Closing Notes, the "Notes") in an aggregate principal amount of $874,913 and Warrants to purchase shares of Company common stock in the amount and on the terms described below (the "Third Closing Warrant" and, together with the Initial Warrants and the Second Closing Warrants, the "Warrants"). The Third Closing Lenders included a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, the General Manager of the Americas of the Company and Srinivas Kandikattu, the Chief Technology Officer of the Company. The Notes mature on August 21, 2014.

The Notes will accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's assets.

On July 30, 2012, we issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500 (the "Larsen Note"). The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with the Company's repayment of the outstanding amount of the Bank Loan.

The Larsen Note provides for an initial payment of $550,000, which we paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 2% plus the rate otherwise applicable to the Larsen Note. We may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest.

We may, at any time, prepay amounts due under the Notes without premium or penalty, with any partial prepayment being applied first to any unpaid accrued interest, then to any other amounts due under the Notes that are not principal, and third to any unpaid principal amount of the Notes.

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

Pursuant to the Note Purchase Agreements, we issued to the Lenders, for consideration equal to one-hundredth of one percent (0.01%) of the aggregate purchase price of the Notes purchased by each Lender, Warrants to purchase an aggregate of 11,919,000 shares of our common stock, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary antidilution adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the termination of the Note Purchase Agreements (the "Special Adjustment"). Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

In March and June of 2012, we entered into purchase agreements with Matthew Harris, the Company’s Chief Executive Officer, pursuant to which we agreed to sell an aggregate of 1,502 shares of our Series A Convertible Preferred Stock at a purchase price of $165,000.

Discussion of Cash Flows

We used cash of approximately $6.6 million and $3.1 million in our operating activities from continuing operations in the nine months ended September 30, 2012 and 2011, respectively.

We used cash of approximately $0.1 million and $0.8 million in our investing activities from continuing operations in the nine months ended September 30, 2012 and 2011, respectively, due to purchases of fixed assets.

Our financing activities from continuing operations provided cash of approximately $3.7 million and used cash of $1.0 million in the nine months ended September 30, 2012 and 2011 respectively.

Results of Operations

The discussion below pertains only to our results of operations on a consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. The unaudited condensed consolidated financial results for the three and nine months ended September 30, 2012 and 2011 have been presented taking into account the divestitures of our broadcast media and internet operations in 2011 and our acquisition of iLoop, which was completed on December 27, 2011.

Restatement

Subsequent to the preparation of the December 31, 2011 consolidated financial statements, our management concluded that it was necessary to restate the 2011 quarterly financial statements to correct inappropriate capitalization of software development costs of approximately $0.8 million. These costs were written off to research and development expense in the fourth quarter of 2011. The accompanying 2011 condensed consolidated financial statements have been restated to give effect to correction of this error, which has the result of decreasing total assets and total stockholders’ deficit and increasing net loss by approximately $0.2 and $0.8 million for the three and nine months ended September 30, 2011. There was no change in earnings per share for the three and nine months ended September 30, 2011.

Consolidated Statements of Operations Data:   (In thousands, except share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Diff	% Change	2012	2011	Diff	% Change

Revenue	$4,177	$2,759	$1,418	51%	$12,471	$7,206	$5,265	73%
Cost of sales	1,747	981	766	78%	5,086	2,251	2,835	126%
Gross profit	2,430	1,778	652	37%	7,385	4,955	2,430	49%

Sales and marketing	1,120	718	402	56%	3,598	2,564	1,034	40%
General and administrative	1,728	2,021	(293)	-15%	5,247	5,572	(325)	-6%
Research and development	1,358	165	1,193	100%	4,018	800	3,218	100%
Depreciation and amortization	429	356	73	20%	1,395	1,019	376	37%
Impairment loss	–	925	(925)	-100%	–	925	(925)	-100%
Loss from operations	(2,205)	(2,407)	201	-8%	(6,873)	(5,925)	(948)	16%
Total other expense	(675)	53	(728)	-1373%	(317)	39	(356)	-912%
Loss before income taxes	(2,880)	(2,354)	(528)	22%	(7,190)	(5,886)	(1,304)	22%
Income tax (expense) benefit	2	(139)	141	-102%	(107)	(167)	60	-36%
Loss from discontinued operations	–	(29,909)	29,909	0%	–	(33,496)	21,168	-100%
Gain on contingent consideration of discontinued operations		–	–	0%		12,328	–	0%
Net loss	$(2,878)	$(32,402)	$29,524	-91%	$(7,297)	$(27,221)	$19,924	-73%

Basic and Diluted net loss per share from continuing operations	$(0.05)	$(0.04)			$(0.15)	$(0.09)

Balance Sheet Data: (In thousands)

	As of
	September 30,	December 31,
	2012	2011
	(in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$3,481	$4,778
Fixed assets, net	382	464
Total assets	36,178	39,388
Long-term liabilities	5,755	1,791
Working capital	(11,139)	(11,639)

Quarter ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Revenues

The increase in revenue in the current quarter compared to the prior quarter was primarily related to the iLoop acquisition in December 2011.

Cost of Sales

The increase in cost of sales is primarily attributable to the costs of messaging associated with increased revenues resulting from our newly acquired iLoop Mobile subsidiary.

Gross Margin

The decrease in gross margin from 64% to 58% was related primarily to the incremental mix of SMS messaging revenue, which is lower margin revenue than MMS messaging revenue.  Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the costs of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating expenses

Sales and marketing costs increased in 2012 due to increased sales staff and marketing efforts with the acquisition of iLoop.

The decrease in general and administrative expenses was attributable to decreased employee, legal and professional services costs in 2012. Also, in 2011, we incurred approximately $0.2 million in costs related to international expansion in countries including Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

The increase in research and development expenses was attributable primarily to the acquisition of iLoop and its significant research and development efforts.

Provision for Income Taxes

For the three months ended September 30, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Loss from discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations” for the three and nine months ended September 30, 2012 and 2011. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations”.

Nine Month Period ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Revenues

The increase in revenue compared to prior year was primarily attributed to a million increase in revenue for our Mobile Statement solution in South Africa and $2.4 million related to the iLoop acquisition.

Cost of Sales

The increase in cost of sales is primarily attributable to the costs of messaging associated with increased revenues resulting from our newly acquired iLoop Mobile subsidiary.

Gross Margin

The decrease in gross margin from 69% to 59% was related primarily to the incremental iLoop SMS messaging revenue, which is lower margin revenue than MMS messaging revenue.  Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the costs of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating expenses

Sales and marketing costs increased in 2012 due to increased sales staff and marketing efforts with the acquisition of iLoop.

The decrease in general and administrative expenses was attributable primarily to decreased employee, legal and professional services costs in 2012. Also, in 2011, we incurred approximately $0.5 million in costs related to international expansion of our mobile business in countries including Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

The increase in research and development expenses was attributable primarily to the acquisition of iLoop and its significant research and development efforts.

 Provision for Income Taxes

For the nine months ended September 30, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S. as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Loss from discontinued operations

Operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying condensed consolidated statements of operations as “Loss from discontinued operations” for the nine months ended September 30, 2012 and 2011. As required by US GAAP, we presented a net figure for the historical operating losses as “Loss from discontinued operations”.

Contractual Obligations

There were no material changes during the three months ended September 30, 2012, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012.

As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4.0 million and Warrants to purchase shares of our common stock. In connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.5 million to Jorgen Larsen, a member of our board of directors.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 3.	QUANTITATIVE and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2012, we had cash of $0.2 million. Our cash is held in noninterest bearing accounts. In addition, our debt arrangements all bear interest at fixed rates.

Foreign Currency Exchange Rate Risk

A significant amount of our revenue is generated in South Africa and we are exposed to changes in foreign currency exchange rates. Our non-U.S. operations accounted for 70% of consolidated revenue for the nine months ended September 30, 2012. Based on our results for the nine months ended September 30, 2012 for our foreign subsidiaries, a hypothetical 10% favorable and unfavorable change in foreign currency exchange rates would have affected our annualized foreign-currency-denominated operating results by approximately $0.5 million. Our consolidated financial position and cash flows could be similarly impacted. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any. If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Effects of Inflation

Inflation generally affects us by increasing costs of labor, supplies and equipment. We do not believe that inflation has had any material effect on our business, financial condition or results of operations in the third quarter of 2012. Although we do not expect that inflation or changing prices will materially affect our business in the foreseeable future, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Christopher Dukelow, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on June 22, 2012 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, our principal executive and principal financial officers were unable to complete their evaluation regarding the effectiveness of our internal controls over financial reporting and we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

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

At September 30, 2012 we had cash and cash equivalents of approximately $0.2 million and working capital deficit of approximately $11.1 million. Net cash used in operations for the nine months ended September 30, 2012 was approximately $6.6 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet financial covenants under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4.0 million and warrants to purchase shares of our common stock. In connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.5 million to Jorgen Larsen.

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2012 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse effect on our business, financial condition and results of operations.

As discussed above in this report under "Recent Financing Transactions," in July and August 2012, we entered into Note Purchase and Security Agreements pursuant to which we issued notes in the aggregate amount of approximately $4.0 million and warrants to purchase shares of our common stock. The notes are secured by a first priority security interest in substantially all of the Company’s assets.

Also as discussed above in this report under “Recent Financing Transactions,” in connection with entering into the Note Purchase and Security Agreements, we repaid all amounts under the Bank Loan and issued a promissory note for $2.5 million to Jorgen Larsen, a member of our board of directors.

In connection with the iLoop acquisition, we also issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain iLoop debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations. Additionally, retention bonus obligations of $3.3 million as of September 30, 2012 were issued to certain employees in conjunction with the acquisition of iLoop. A portion of these obligations was due on July 1, 2012 and the remainder is due on each of December 27, 2012 and January 1, 2013. The agreements specifically state that the sole remedy for breach of the agreements is the accrual of interest at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan to pay these obligations until such time as our resources permit. If we are unable to generate sufficient cash from operations, or otherwise obtain sufficient cash by other means, such as a future debt or equity financing, to repay our outstanding indebtedness, we may default on the obligations, which could have a material adverse effect on our financial condition and results of operations.

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

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through the conversion of currently outstanding debt securities and preferred shares to common, the exercise of currently outstanding warrants, and the issuance of new securities that are convertible into shares of common stock to finance future operations or complete a business combination. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our current stockholders;

•	may cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could also result in a change in management; and

•	may adversely affect prevailing market prices for our common stock

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

During the three months ended September 30, 2012, we have issued Warrants to purchase an aggregate of 11,919,000 shares of common stock of the Company, of which Warrants to purchase 6,627,000 shares are exercisable any time on or before July 30, 2017, Warrants to purchase 2,667,000 shares are exercisable any time on or before August 3, 2017 and Warrants to purchase 2,625,000 shares are exercisable any time on or before August 21, 2017. The Warrants have an initial exercise price of $0.10 per share and provide for customary antidilution adjustments for stock splits, stock dividends, recapitalizations, exchanges and other similar events. Additionally, the exercise price and the number of common shares issuable upon exercise of the Warrants are subject to adjustment upon certain issuances of additional equity securities and/or the incurrence of certain indebtedness by the Company that occurs prior to the earlier of (i) the termination of the Notes or (ii) the termination of the Note Purchase and Security Agreements (the "Special Adjustment"). Upon the occurrence of an event triggering a Special Adjustment, the number of shares of common stock issuable upon exercise of the Warrants would be doubled and the exercise price would be reduced by one-half. A Special Adjustment can occur only once during the term of the Warrants and will apply only to the first issuance of new securities or the first incurrence of indebtedness following the effective date of the Warrants.

ITEM 6.	EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENCO MOBILE INC.

Dated: November 14, 2012	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
10.1	Note Purchase and Security Agreement dated July 30, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant's Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.2	Note Purchase and Security Agreement dated August 3, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.2 to the registrant's Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.3	Note Purchase and Security Agreement dated August 21, 2012 by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant's Form 8-K filed on August 22, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.4	Form of Senior Secured Promissory Note	Filed as Exhibit 4.3 to the registrant's Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.5	Form of Warrant	Filed as Exhibit 4.4 to the registrant's Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)
10.6	Promissory Note dated July 31, 2012 between the Company and Jorgen Larsen	Filed as Exhibit 4.5 to the registrant's Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File No. 000-153830)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32.1	Section 1350 Certification	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

