Form 10-K
period 2012-12-31
LENCO MOBILE INC.
filed 2013-04-02
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

 (206) 467-5343

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of the last business day of Lenco Mobile Inc.’s most recently completed second quarter (June 30, 2012) was approximately $6,217,000 (based on the average bid and asked price of $0.11 on June 30, 2012). Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of March 15, 2013, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements. Forward-looking statements in this report may include statements about:

—	Our ability to obtain future financing or funds when needed;

—	Financial risk due to fluctuations in foreign currencies against the U.S. dollar;

—	Regulatory risk related to privacy and consumer protection regulations;

—	Our ability to control operating costs and successfully implement our current business plan;

—	Our ability to successfully establish and maintain relationships with wireless carriers to deliver our mobile messaging solutions on a cost-effective basis;

—	Our ability to attract and retain new customers;

—	Our ability to respond to new developments in technology and new applications of existing technology in a timely and effective manner; and

—	Our ability to manage risks associated with acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions which may involve additional uncertainties.

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report, as they identify important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described below under Item 1A. “Risk Factors” and elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Caution should be taken not to place undue reliance on any forward-looking statements.

MARKET DATA AND INDUSTRY INFORMATION

We obtained market data and other industry data and forecasts used in this report from publicly available information. While we believe that the industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

ii

PART I

Item 1.                      Business.

Overview and History of Our Business

We are a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation.  Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel; ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

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

Products and Services

We provide proprietary technology, consulting, and services for mobile marketing and mobile customer engagement applications. We offer enterprises software as a service and services to design, manage, execute and track mobile-based messaging through a variety of technologies, including multimedia message services ("MMS") and short message services (“SMS”). An SMS message is commonly referred to as a “text message”; it is a text based protocol which enables transmission of messages via a wireless carrier. An MMS message is similar, but the message contains multimedia content, such as pictures, audio or video content which is sent via a wireless carrier to a subscriber’s mobile handset.

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

Our products and services include:

—	Mobile Statements creation and delivery. We offer a Mobile Statement application, which delivers consumer statements, such as bank statements and utility bills, directly to mobile devices. The application includes a delivery report option, which reports receipt of the statement by the consumer.

—	Mobile marketing campaign design and management. We offer a comprehensive SMS and MMS messaging campaign design and management system that provides enterprises and advertisers a simple and graphical user interface to crease construct quality MMS and SMS messages.

—	Mobile web site creation. We design, build and manage high-traffic mobile websites. Mobile sites are internet sites that are designed for and accessed via a mobile phone. Mobile sites provide a full range of services, which can be used by consumers to access everything from bank accounts to mobile content sites.

—	Service delivery platform. Our service delivery platform (formerly known as our signaling gateway solution) manages the compilation and distribution of MMS and SMS messages for carriers. We are able to compress rich data files by up to 80% and deliver them through the wireless carriers to mobile subscribers. Our technology allows our bulk MMS messaging server to deliver up to 1,000 MMS messages per second (and higher with multiple instances) and has the capacity to send over one million MMS messages per hour. Our service delivery platform includes location-based services, as well as MM7 and SS7 protocol technology.

Our Strategy

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide and to increase the use of MMS messaging across existing and new customers in the US. There are approximately 6.8 billion mobile device subscribers globally.  This represents almost 98% of the world’s population. Our business is based on our core belief that the most effective way for a business to communicate with its customers is through mobile devices. Thus, our mission is to combine unique technology and comprehensive services to enable our customers to use mobile solutions to build and strengthen relationships with their customers. Our technology includes messaging – simple and rich media messaging – and mobile web technology. We also provide technology that enables measurement and analysis of mobile initiatives and provide strategic and technical services.

Customers

Our customers are large enterprises, including wireless carriers, financial institutions, consumer brands, retailers and health care providers, as well as marketing agencies. A significant portion of our revenue is generated in South Africa. In 2012, 68% of our total revenue from continuing operations was generated in South Africa, compared with 100% of our revenue from continuing operations in 2011. In 2012 and 2011, three customers accounted for approximately 29% and 47% of our total revenue, respectively. Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 10% and 26% of our revenue from continuing operations during 2012 and 2011, respectively. African Bank accounted for approximately 10% and 12% of revenues from continuing operations in 2012 and 2011, respectively. Multichoice (Pty) Ltd. accounted for approximately 9% and 8% of revenue from continuing operations in 2012 and 2011, respectively. We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenue. We have month-to-month purchase order agreements with these customers.

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

We currently rely on two wireless carriers for delivery of substantially all of our South African MMS business: Vodacom (Pty.) Ltd. and MTN Group Ltd., both located in South Africa. We purchase bulk message services from Vodacom and MTN Group on a purchase order basis and do not have long-term contracts to protect our access to their networks or the prices we pay for network access. If the networks of either of these mobile operators should for any reason fail or become impaired, or if one or both of these wireless carriers were to apply protocols to block certain messages or increase prices, services to our customers and our business and financial condition could be materially adversely impacted.

In the United States and countries other than South Africa, we rely upon a number of messaging aggregators for both SMS and MMS messaging.

Sales and Marketing

We sell our technology and services directly through our global sales force and indirectly through our reseller partners. We reorganized and condensed our international sales teams in 2011.  We currently maintain sales offices or personnel in a number of cities in the United States and in South Africa.  Our 2012 sales efforts were staffed out of our South African and U.S. operations. As of December 31, 2012, our sales organization was comprised of 19 individuals: 10 in North America and 9 in South Africa. Our sales efforts are primarily in the countries in which the sales people reside.

Where we can identify a qualified reseller partner, we have entered into non-exclusive reseller relationships for certain U.S. markets pursuant to master license agreements. Under our agreements with five U.S. resellers, we provide technology and sales support to the reseller partner, who typically pays us an initial fee and a pre-agreed percentage of revenue for the support.

Seasonality

Our business is subject to seasonal fluctuations related to the advertising spend by our customers. Other factors such as the general economic climate and the addition or loss of large customers will also affect our business. In many cases, enterprises plan their advertising campaigns up to one year in advance and we are dependent on their budgets for a significant percentage of our revenue. We are continuing to develop product solutions, such as mobile statements, which will be less susceptible to seasonal fluctuations.

Technology and Operations

Our operations and related infrastructure are located at our facilities in Seattle, Washington, San Jose, California, Krakow, Poland, and Johannesburg, South Africa. We run our data center operations principally through third-party providers located in Dallas, Texas, and through data center operations in Singapore and Johannesburg, South Africa. We employ technical operations staff in all locations except Seattle. Our infrastructure is designed using load-balanced web server tools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. Scalability is achieved through use of advanced application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual applications and operating systems to scale independently as required by volume and usage. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms. If a problem occurs, appropriate engineers are notified and corrective action is taken. Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality control system, then verified in a staging environment, and finally deployed to the production system.

Research and Development

We are committed to continuing to enhance our underlying technology and to innovate and incorporate new technologies and features into our platform and services. As of December 31, 2012, our research and development organization consisted of 38 employees, including 8 in South Africa, 25 in Poland and 5 in North America. We incurred approximately $5.4 million and $1.2 million in research and development costs for the years ended December 31, 2012 and 2011, respectively. We currently expect that our research and development costs in 2013 will be comparable to those in 2012.

Intellectual Property

We believe our technology includes valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, pending patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our products and services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have filed patent applications covering elements of our products and services offering.  Issued patents include U.S. Patent No. 8,175,990, titled "Situational Decision Engine and Method for Contextual User Experience", and South Africa Patent No. 2009/01923, titled "System for Mobile Statements".  A number of other U.S. and international patent applications remain pending.

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

Although mobile applications ("apps") are expected to play a role in consumer marketing, we do not believe that mobile apps will supplant SMS, MMS and mobile web. Mobile apps themselves are inherently limited. In general, the market for mobile apps is dependent on connectivity with the mobile handset and operating systems they were built to support and requires a user to be proactive in downloading and opening the app as their need arises. Browser based connections and apps are accessed by subscribers on a "pull" basis, as opposed to SMS and MMS services, which are typically transmitted via the wireless carriers on a "push" when an outbound message is sent. Because we are able to deliver our mobile messaging products and services primarily through "push" channels to a large number of consumers across a wide range of operating systems, we believe that our technology platform supports more effective marketing and business process solutions, such as bill presentment and marketing campaigns, than mobile apps.

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

Employees

As of December 31, 2012, we had a total of 89 employees, 32 in North America, 29 in South Africa and 28 in Poland. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Available Information

Our corporate website is located at www.lencomobile.com. Information on or available through our website is not, and should not be considered, part of this annual report on Form 10-K. Through our website, we make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after filing such information with, or furnishing it to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can get further information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

For the years ended December 31, 2012 and 2011, we had net losses from continuing operations of approximately $19.4 million and $9.0 million, respectively. For the year ended December 31, 2012, we had negative operating cash flows of $6.1 million.  We anticipate that we will continue to incur significant losses for the foreseeable future.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market and general economic conditions, cost control, and our ability to raise capital on acceptable terms. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore the development and expansion of our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

We will require substantial additional capital in order to fund our continuing operations and execute our business plan, and our future access to capital is uncertain and additional financings may have dilutive or adverse effects on our stockholders.

At December 31, 2012, we had cash and cash equivalents of approximately $0.6 million and working capital deficit of approximately $12.8 million. Net cash used in operations for the year ended December 31, 2012 was approximately $6.1 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet our obligations under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

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

The uncertainties relating to our ability to execute our 2013 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2012 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse affect on our business, financial condition and results of operations.

On August 21, 2012, we completed a debt financing in which we issued senior secured promissory notes (the “Senior Notes”) in an aggregate principal amount of $4.0 million and warrants to purchase shares of our common stock. The Senior Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Senior Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014.

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note provides for an initial payment of $550,000, which we paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, which was not paid, and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. We do not plan on paying these obligations until such time as our resources permit. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. The Larsen Note matures on July 31, 2016 and accrues interest on the unpaid principal amount at a rate of 12% per annum, paid quarterly. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 14%. We may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Company’s $2.4 million loan from Bridge Bank (the “Bank Loan”) on July 31, 2012.

In connection with the Archer USA acquisition, we also issued on December 27, 2011, $2.6 million of subordinated promissory notes to certain Archer USA debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We do not plan to repay these notes until such time as we have sufficient resources to satisfy these obligations. Additionally, retention bonus obligations of $2.9 million as of December 31, 2012, were issued to certain employees in conjunction with the acquisition of Archer USA. A portion of these obligations were due on July 1, 2012, December 27, 2012 and January 1, 2013. Upon default amounts owed for those obligations accrue interest at an annual rate of 6%. We do not plan to pay these obligations until such time as our resources permit.

If we are unable to generate sufficient cash from operations, or otherwise obtain sufficient cash by other means, such as a future debt or equity financing, to repay our outstanding indebtedness it could have a material adverse effect on our financial condition and results of operations.

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

As a result of our short operating history, we have limited financial data that can be used to evaluate our business. In addition, we have completed a number of acquisitions and dispositions of assets over the past three years, including, most recently as of the date of this report, the significant acquisition of Archer USA. As a result, our historical financial statements and results of operations may not provide meaningful guidance to form an assessment of the prospects or potential success of our future business operations.

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

We currently rely on two wireless carrier vendors for delivery of substantially all of our MMS business in South Africa, and expect to be dependent on a limited number of wireless carrier vendors for the foreseeable future. The loss of or a change in any significant wireless carrier vendor, including their credit worthiness, could materially reduce our revenues and adversely impact our cash position.

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

We currently rely on a limited number of customers for a substantially portion of our revenue. The loss of or a change in any significant customer, including its credit worthiness, could materially reduce our revenue and adversely impact our financial position.

In 2012 and 2011, three customers accounted for approximately 29% and 51% of our total revenue, respectively. Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 10% and 26% of our revenue from continuing operations during 2012 and 2011, respectively. African Bank accounted for approximately 10% and 12% of revenue from continuing operations in 2012 and 2011, respectively. Multichoice (Pty) Ltd. accounted for approximately 9% and 8% of revenues from continuing operations in 2012 and 2011, respectively.

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

In addition, we have contractual indemnification obligations to some of our customers, most of which are unlimited in nature. If we are required to fulfill our indemnification obligations relating to third-party content or operating systems that we provide to our customers, we intend to seek indemnification from our suppliers, vendors, and content providers to the full extent of their responsibility. Even if the agreement with such supplier, vendor or content provider contains an indemnity provision, it may not cover a particular claim or type of claim or may be limited in amount or scope. As a result, we may or may not have sufficient indemnification from third parties to cover fully the amounts or types of claims that might be made against us. Any significant indemnification obligation to our customers could have a material adverse effect on our business, operating results and financial condition.

We may engage in acquisitions, investments or dispositions that could disrupt our business, cause dilution to our stockholders and harm our operating results or financial condition.

We have undertaken strategic acquisitions in the past. Our acquisitions of Archer USA and Archer South Africa form the core of our current business. However, acquisitions involve risks and uncertainties and do not always realize their potential. For example, in September 2010, we acquired our broadcast media business through the acquisition of Jetcast, Inc. However, a year after this acquisition, our broadcast media business had not generated any meaningful revenue and, in December 2011, we completed the divestiture of this business. In addition, certain acquisitions by us have not been fully integrated into our service and product offerings, due primarily to order of priority constraints and the costs and time necessary to effect such integration. We are unable to predict with certainty the costs required to complete the integration of acquired businesses, such as Archer USA, or what the market acceptance will be for the products and services we acquire.

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

If the anticipated benefits of any future transactions do not materialize, or we experience difficulties integrating the business of Archer USA or any other businesses we may acquire in the future, or other unanticipated problems arise, our business, operating results and financial condition may be harmed.

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

We have staff or offices in the United States, Ireland, Poland, Singapore, Mauritius and South Africa. As such, we have revenues and expenses in multiple currencies. Consequently, we are exposed to currency fluctuations without a hedging structure in place for significant changes in currency values relative to the U.S. dollar. As we continue to expand internationally, we anticipate currency risk management becoming a more important aspect of our business. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any.  If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

International sales, generated primarily in South Africa, represented 68% of our revenues in 2012.

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

A number of material weaknesses have been identified in our internal control over financial reporting as of December 31, 2012.  Specifically, we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting practices ("GAAP"). These material weaknesses are deficiencies that create a reasonable possibility of that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are in the process of remediating these material weaknesses, as more fully described under Part II, Item 9A-“Controls and Procedures” below, and may identify areas for further attention and improvement. We cannot be certain that any remedial measures we have begun to take, or intend to take, will adequately remediate these weaknesses. A failure to remediate weaknesses in our internal control over financial reporting may prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

We cannot ensure that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date, which may impact the reliability of our financial reporting and financial statements. Deficient internal controls could also cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Our own computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts and natural disasters. We lease data center space in Dallas, Texas, Singapore and Johannesburg, South Africa. Despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. In the event of failure, the various data centers and communications systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

At this stage of our operations, we do not have an extensive management or employee base. Accordingly, we rely heavily on the actions of relatively few key personnel, including the Executive Chairman of our Board of Directors, Michael Levinsohn, the Chief Executive Officer, Matthew Harris, the Chief Operating Officer, Srini Kandikattu, and the Chief Financial Officer, Chris Dukelow. The loss of the services of any of these officers or any other key personnel may adversely affect our ability to achieve our business goals.

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

Archer South Africa is located in South Africa and is wholly owned by other subsidiaries located in Ireland and the British Virgin Islands. In addition, a significant and increasing portion of our operating assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States, Ireland, the British Virgin Islands, South Africa or another country outside of the United Stated and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in South African or other international courts. Further, it is unclear if extradition treaties now in effect between the United States, Ireland, the British Virgin Islands, South Africa and/or other countries of operation would permit effective enforcement, against us or our officers and directors, of criminal penalties under the United States federal securities laws or otherwise.

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

Risks Related to our Common Stock

Because our common stock is quoted on the over-the-counter (“OTC”) market, it is illiquid and subject to price volatility unrelated to our operations.

Our common stock is currently quoted on the OTCQB tier of the OTC market system maintained by OTC Markets, Inc. OTC Markets is a private company that provides services to the U.S. OTC securities market, including electronic quotations, trading, messaging, and information platforms. According to the SEC, the OTC Markets is not a stock exchange. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTC Markets. As a result, stock quoted on this electronic quotation system generally have limited trading volume and exhibit a wider spread between the bid/ask quotations than stock traded on national stock exchanges. This thinner trading volume may result in increased price fluctuations.

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

We have issued Series A, Series A1, Series B1 and Series B2 Convertible Preferred Stock with rights, preferences and privileges that are senior to those of our common stock. The exercise of some or all of these Series A, A1, B1 and B2 Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of our common stock.

As of March 15, 2013, we had outstanding 181,180 shares of Series A Convertible Preferred Stock, 7,000 shares of Series A1 Convertible Preferred Stock, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock (together, the "Preferred Stock"). The Preferred Stock have a number of rights, preferences, and privileges that are superior to those of the common stock. The holders of the Preferred Stock are entitled to cumulative dividends at the rate per share of 6.0% per annum, in the case of the Series A and Series A1 Preferred Stock, and 3.0% per annum, in the cases of the Series B1 and Series B2 Preferred Stock. Dividends are payable quarterly and accrete to, and increase, the outstanding stated value ($100) of the Preferred Stock and compound quarterly, in the case of the Series A and Series A1 Preferred Stock, and annually, in the case of the Series B1 and Series B2 Preferred Stock.

The holders of the Series A and Series A1 Preferred Stock are entitled to a liquidation preference payment in an amount per share equal to the stated value of the Series A and Series A1 Preferred Stock ($100 per share, as increased for accreted dividends), plus such amount as may be necessary to make the aggregate of all amounts paid with respect to such share of Preferred Stock equal to an internal rate of return of 30% per annum from the original issuance date, prior and in preference to any payment to holders of the Series B1 and Series B2 Preferred Stock and the common stock. Any proceeds after payment of the liquidation preference payment to the Series A and Series A1 Preferred Stock are payable pro rata to the holders of the Series B1 and Series B2 Preferred Stock in an amount equal to the stated value of the Series B1 and Series B2 Preferred Stock (in each case, $100 per share, as increased for accreted dividends), prior and in preference to any payments to holders of the common stock.

The holders of the Preferred Stock also have substantial voting power over the Company in certain instances. The holders of the Series A and Series A1 Preferred Stock are entitled to vote, on an as-converted basis, together with the holders of the common stock as a single class, except with respect any increase or decrease in the authorized shares of the common stock, as to which they have no vote.  Additionally, the Series A, Series A1, Series B1 and Series B2 Preferred Stock each have certain “protective provisions,” as set forth in their respective Certificates of Designation, requiring us to obtain their approval, each voting as a separate class, before we can carry out certain actions. For example, as long as any Series A Preferred Stock is outstanding, the Company may not, without the affirmative vote of the holders of the then outstanding shares of Series A Preferred Stock, including the affirmative vote of Pablo Enterprises LLC, declare any cash dividend or distribution on the common stock or the Series B1 or Series B2 Preferred Stock, or purchase or redeem the Series B1 or Series B2 Preferred Stock or other security not explicitly senior or equal to the Series A Preferred Stock in terms of dividend rights, redemption rights or liquidation preference. In addition, as long as any Series A1 Preferred Stock is outstanding, the Company may not do any of the foregoing without the affirmative vote of the holders of the then outstanding shares of Series A and Series A1 Preferred Stock voting as a single class.

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

As of March 15, 2013, we had 181,180 shares of outstanding Series A Convertible Preferred Stock. A holder of Series A Convertible Preferred Stock can elect to convert its Series A Convertible Preferred Stock into shares of our common stock at any time at a $0.25 conversion price. If that occurs, the holders of Series A Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A Convertible Preferred Stock into approximately 83,342,000 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A Convertible Preferred shares.

We also have outstanding, as of March 15, 2013, 7,000 shares of Series A1 Convertible Preferred Stock. A holder of Series A1 Convertible Preferred Stock can elect to convert its Series A1 Convertible Preferred Stock into shares of our common stock at any time at a $0.20 conversion price. If that occurs, the holders of Series A1 Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A1 Convertible Preferred Stock into approximately 3,500,000 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A1 Convertible Preferred shares.

In addition, we had outstanding as of March 15, 2013, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock. A holder of Series B1 Convertible Preferred Stock or Series B2 Convertible Preferred Stock can elect to convert such stock into shares of our common stock.  Each share of such preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share (as increased for accreted dividends) by the conversion price. The conversion price of the Series B1 Convertible Preferred Stock is initially $0.25, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock.  The conversion price of the Series B2 Convertible Preferred Stock is initially $0.40, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock. As of the date of this report, our outstanding shares of Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock are convertible into approximately 51,108,000 shares of common stock. The number of common shares into which the Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock will convert increase as dividends continue to accrete to and increase the stated values of the outstanding Series B1 and Series B2 Convertible Preferred shares.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 61% of our outstanding common stock including Preferred Stock currently held by them on an as-converted basis, as of March 15, 2013. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our stock to decline. Our current officers, directors and 5% shareholders and their affiliates beneficially own approximately 86% of our outstanding Series A Preferred Stock, none of our outstanding Series A1 Preferred Stock, approximately 49.9% of our outstanding Series B1 Preferred Stock and approximately 52.9% of our Series B2 Preferred Stock as of March 15, 2013.

We are unlikely to pay cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC. The designation of rights of our Series A1 Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A and Series A1 Preferred Stock, voting as a single class. Our ability to pay dividends is similarly restricted by the terms of the purchase agreement for the Senior Notes issued in July and August, 2012 and may be similarly restricted from time to time by the terms of any future debt and preferred stock. Our ability to pay dividends is similarly restricted by the terms of the purchase agreement for the Senior Notes issued in July and August 2012 and may be similarly restricted from time to time by the terms of any future debt and preferred stock.

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

We have issued a significant number of shares of our common stock in private placements, including in connection with acquisition transactions to build our current business operations. The holders of these "restricted shares" may rely on the provisions of Rule 144 under the Securities Act to effect sales and may resell the shares of our common stock. Because we were previously a shell company, any sale of restricted common shares under Rule 144 must meet the conditions of Rule 144(i)(2), which requires that the Company has filed all reports required to be filed with the SEC by Section 13 or 15(d) of the Exchange Act, excluding current reports on Form 8-K, for a period of 12 months preceding such sale. Accordingly, if we fail to keep such filings current, holders of restricted common shares issued by us would be unable to rely on Rule 144 for the resale of such securities until such time as our SEC filings are current.

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

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Internet Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot ensure that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.       Properties.

We lease approximately 2,700 square feet of office space in Seattle, Washington under a sublease agreement that expires August 31, 2013. This office space houses our corporate headquarters, which includes our principal administrative, marketing and sales organizations. Monthly rental payments are $5,400 and increased to $5,569 starting January 1, 2013.

We lease approximately 1,471 square feet of office space in San Jose, California pursuant to an office lease that expires on January 31, 2015. Monthly rental payments are $2,354.

In Johannesburg, South Africa, Archer South Africa leases approximately 921 square meters of office space pursuant to a lease that expires on September 30, 2017. Monthly rental payments under the lease are 95,000 South African Rand, or approximately US$11,000, per month and increase each year under the current lease by 8%.

In Krakow, Poland our research and development branch leases approximately 350 square meters of office space pursuant to a lease that expires on December 31, 2013.  Monthly rental payments under the lease are approximately 9,300 Euro, or approximately US $12,200, per month.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. Our leased facilities are comprised of general commercial office space and we believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.     Legal Proceedings.

We are involved in a number of claims, proceedings and litigation arising from our operations.  In accordance with applicable accounting principles and guidance, we establish a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable.  As of the date of this report, we have not recorded a reserve related to any of the claims, proceedings or actions described below.  We continue to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate.   Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories.

Archer USA is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for assets developed by ApS on behalf of Archer USA. The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret). We believe these claims are without merit and intend to vigorously defend the action.  If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claims breach of contract and failure to pay wages under a retention bonus agreement between Plaintiff and the Company, and seeks approximately $600,000 in wages, double damages, attorneys’ fees and costs. The parties commenced discovery in May 2012.  We believe the claims are without merit and intend to vigorously defend against them.

We are a party to an action in Nigeria captioned Skynet Telecommunications Limited, Living the Brand Limited v. Capital Supreme (PTY) Limited, Lenco Mobile Inc. USA, Suit No: LD/117/2012 (In the High Court of Lagos State in the Lagos Judicial Division Holden at Lagos, filed March 26, 2012).  Plaintiffs claim more than $100,000,000 in damages for breach of an alleged partnership agreement with Archer South Africa. We are preparing to file our Statement of Defense in accordance with applicable court procedures.  We believe the claims are without merit and intend to vigorously defend against them.

We are party to an action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff alleges breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). Plaintiff seeks compensatory damages and interest up to a total of $1.5 million. The parties commenced discovery in November 2012. We believe the claims are without merit and intend to vigorously defend against them.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB tier of the OTC market system maintained by OTC Markets Inc., under the symbol “LNCM.” The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported on the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012	High	Low
Fourth Quarter	$0.17	$0.01
Third Quarter	$0.22	$0.08
Second Quarter	$0.17	$0.07
First Quarter	$0.30	$0.15
2011
Fourth Quarter	$0.55	$0.16
Third Quarter	$1.80	$0.36
Second Quarter	$2.40	$1.21
First Quarter	$3.20	$1.95

As of March 15, 2013, there were 80,478,648 shares of our common stock outstanding held by approximately 634 holders of record.

Dividends

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC (or its successor).  The designation of rights of our Series A1 Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A and Series A1 Preferred Stock, voting as a single class.  Our ability to pay dividends is similarly restricted by the terms of the purchase agreement for the Senior Notes issued in July and August of 2012 and may be similarly restricted from time to time by the terms of any future debt and preferred stock.

Item 6. Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this annual report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical are “forward-looking statements” and are based on management’s present expectations about future events. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations, estimates, forecasts and projections will prove to be correct. Actual results could differ from those described in this report because of numerous factors, many of which are beyond our control. These factors include, without limitation: our ability to obtain future financing or funds when needed; financial risk due to fluctuations in foreign currencies against the U.S. dollar; our ability to control operating costs and successfully implement our current business plan; our ability to successfully establish and maintain relationships with wireless carriers to deliver our mobile messaging solutions on a cost-effective basis; our ability to attract and retain new customers; our ability to respond to new developments in technology and new applications of existing technology in a timely and effective manner; and our ability to manage risks associated with acquisitions, business combinations, strategic partnerships, divestitures, and other significant transactions which may involve additional uncertainties. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.

Overview

We are a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically our core operations have been conducted in South Africa through our subsidiary Archer South Africa. In December 2011, we acquired Archer USA, a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation.  Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel; ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

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

On December 27, 2011, we acquired Archer USA for consideration consisting of 10,742,986 unregistered shares of common stock, 87,717 shares of Series B1 Preferred Stock, 58,131 shares of Series B2 Preferred Stock, the assumption of outstanding options to purchase 4,035,045 shares of common stock, and the assumption of approximately $12.9 million in liabilities. In connection with the acquisition, our board of directors appointed Matthew Harris, the former chief executive officer of Archer USA, to serve as our chief executive officer.  Additionally, Matthew Harris and Jorgen Larsen, both former Archer USA directors, were appointed to our board of directors and two Lenco directors, Thomas Banks and Ronald Wagner, resigned from our board. Archer USA is a leading mobile marketing company in the United States, serving major multinational enterprises. The acquisition of Archer USA was a primary driver of revenue growth in 2012.

A significant driver for growth in 2011 was the expansion of our customers’ use of our Mobile Statement solution in South Africa, which allows businesses to send account statements to customers via their mobile phone. The solution is sold on a fee per message basis and has been well-received by enterprises, including financial institutions. Revenues from our Mobile Statement solution represented approximately 41% and 64% of our total revenues in 2012 and 2011, respectively.

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide and to increase the use of MMS messaging across existing and new customers in the US. There are approximately 6.8 billion mobile device subscribers globally.  This represents almost 98% of the world’s population. Our business is based on our core belief that the most effective way for a business to communicate with its customers is through mobile devices. Thus, our mission is to combine unique technology and comprehensive services to enable our customers to use mobile solutions to build and strengthen relationships with their customers. Our technology includes messaging – simple and rich media messaging – and mobile web technology. We also provide technology that enables measurement and analysis of mobile initiatives and provide strategic and technical services.

Matters Affecting Comparability

Our financial performance over the past few years has been affected by a variety of factors, principally acquisitions, the general economic conditions within our global markets, fluctuations in the relationship of foreign currencies to the U.S. dollar, the availability of capital, product and project mix and the impact of restructuring initiatives. These key factors have impacted the comparability of our results of operations in the past and are likely to affect them in the future.

Discontinued Operations

In September 2011, we refocused our resources on our core mobile business. We discontinued our internet business in its entirety as of September 30, 2011, and on December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media and Lenco Multimedia, entered into an asset purchase and sale agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. The cash portion of the purchase price was payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. As of December 31, 2012, we had received no cash compensation from the sale.

With the discontinuance of our broadcast media and internet operations segment, our mobile services and solutions segment represents our sole continuing reportable segment.

Subsequent Events

On February 15, 2013, the Company issued a promissory note to Michael Durden, a director of the Company, in the amount of $100,000. On February 22, 2013, the Company issued a promissory note to James Liang, a director of the Company, in the amount of $100,000 and a promissory note to Pablo Enterprises in the amount of $200,000. On February 27, 2013, the Company issued a promissory Note to Derace Schaffer, a director of the Company, in the amount of $200,000 (collectively, the "Bridge Notes").

The Bridge Notes were issued in connection with loans made to the Company. The Bridge Notes mature on the earlier of (a) the date on which the Company closes a preferred stock financing of at least $1,000,000, and (b) the date that is 90 days after the note was issued. The Bridge Notes require the Company to pay the original principal amount of the Bridge Notes plus a 10% financing fee on the maturity date. The Bridge Notes are secured by a security interest in certain assets of the Company.

In March 2013, we entered into securities purchase agreements with accredited investors pursuant to which we sold an aggregate of 7,000 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

The following is a summary of the terms of the Series A1 Preferred Stock:

Stated Value : The stated value per share of preferred stock is $100, subject to increase for accreted dividends.

Voting Rights :  The holders of the preferred stock vote on an as-converted basis together with the holders of our common stock as a single class, except with respect to any increase or decrease in the authorized shares of our common stock, as to which the holders of the preferred stock have no right to vote.

Negative Covenants :  As long as any preferred stock is outstanding, we are prohibited from taking any of the following actions without the consent of a majority of the then outstanding preferred stock voting as a single class with the holders of the Series A Convertible Preferred Stock:

•	change adversely the rights given to the preferred stock;
•	authorize or create any security ranking senior to or otherwise pari passu with the preferred stock;
•	amend our charter documents in any manner that adversely affects any rights of the preferred stock;
•	increase the number of authorized shares of preferred stock’
•	declare or pay any cash dividend or distribution on or purchase or redeem any junior securities; and
•	purchase or redeem any shares of preferred stock other than in accordance with the certificate of designation.

Dividends : The holders of the preferred stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. Dividends accrete to, and increase the outstanding stated value of the preferred stock and compound (i) quarterly on March 31, June 30, September 30 and December 31 and (ii) when and to the extent shares of the preferred stock are converted into common stock.

Voluntary Conversion :  A holder of preferred stock can elect to convert its preferred stock into shares of our common stock at any time. Each share of preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of preferred stock (as increased for accreted dividends) by the conversion price.

Conversion Price : The conversion price is $0.20 per share.

Liquidation Preference : The holders of preferred stock are entitled to receive out of our assets, whether capital or surplus, before any distribution or payment shall be made to the holders of our common stock or other junior securities, an amount per share of preferred stock equal to the sum of (i) the stated value of the preferred stock (as increased for accreted dividends), plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of liquidation, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum.

Redemption :  We can redeem the preferred stock at any time after September 23, 2015 by paying cash in an amount equal to the sum of (i) the stated value of the preferred stock, plus (ii) any accrued dividends thereon that have not accreted to the stated value through the date of redemption, plus (iii) such amount necessary to make the aggregate of all amounts paid with respect to such share of preferred stock equal to an internal rate of return of 30% per annum. We must give the holders of the preferred stock at least 30 days advance notice of our intent to redeem the preferred stock and we must honor any conversion of the preferred stock before the redemption date.

Liquidity and Capital Resources

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At December 31, 2012, we had total cash and cash equivalents of approximately $0.6 million and working capital deficit of $12.8 million.

In July and August 2012, we entered into a Note Purchase and Security Agreements with certain lenders pursuant to which the Lenders purchased from the Company the Senior Notes in an aggregate principal amount of $4.0 million and five-year warrants to purchase shares of Company common stock. The Senior Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Senior Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014.

On July 30, 2012, the Company issued the Larsen Note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Company’s $2.4 million loan from Bridge Bank (the “Bank Loan”) on July 31, 2012. The Larsen Note provides for an initial payment of $550,000, which we paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, which was not paid, and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. We do not plan on paying these obligations until such time as our resources permit. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. The Larsen Note matures on July 31, 2016 and accrues interest on the unpaid principal amount at a rate of 12% per annum, paid quarterly. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 14%. We may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest.

For the years ended December 31, 2012 and 2011, net losses from continuing operations were approximately $19.4 million and $9.0 million, respectively. For the fiscal year ended December 31, 2012, we had negative operating cash flows of $6.1 million. We anticipate we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In connection with the Archer USA acquisition, on December 27, 2011, we issued $2.6 million of subordinated promissory notes to certain Archer USA debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We plan on repaying these notes when we have sufficient resources to satisfy these obligations.

In addition to our working capital deficit, as of December 31, 2012, we had $2.9 million of retention bonus obligations. Upon default amounts owed for these obligations accrue interest at an annual rate of 6%. We do not plan on paying these obligations until such time as our resources permit.

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

The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Revenues.

For the year ended December 31, 2012, revenues were approximately $15.9 million compared to $9.5 million in 2011. The increase in revenue of $6.6 million in 2012 was primarily attributed to the acquisition of Archer USA and expansion of services to existing customers.

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

For the year ended December 31, 2012, cost of sales was $6.3 million compared to $3.1 million for the year ended December 31, 2011. The increase in cost of sales was primarily related to the increase in revenue associated with the acquisition of Archer USA.

Gross Profit.

For the year ended December 31, 2012, gross profit as a percentage of revenues was 60% compared to 68% for the year ended December 31, 2011. Our revenue mix in 2012 consisted of more SMS messaging than in 2011 as a result of the acquisition of Archer USA, which impacted margins negatively. Further, we do not pay messaging fees when our largest customer, Vodacom (Pty.) Ltd., utilizes our messaging products and services for its own use, which results in 100% gross profit when Vodacom is a customer. Revenue from Vodacom, as a customer, as a percentage of total revenue continued to decrease in 2012, resulting in a decrease in our overall 2012 gross profit.  Gross profit varies depending on the change in product mix between the type of messaging and the wireless carrier network over which the messages are sent. As a result, period to period comparisons of our gross profit may not provide meaningful information concerning expected future trends.

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

Sales and marketing expenses for the year ended December 31, 2012 were approximately $4.3 million compared to $1.0 million in 2011.  Sales and marketing costs increased in 2012 due to increased sales personnel in the US, travel and marketing costs.

General and Administrative Expenses.

Our general and administrative, or G&A, expenses primarily consist of personnel costs for all employees, except those engaged in research and development and sales and marketing. Additional G&A expenses include consulting and professional fees and other corporate and travel expenses. We expect that our future G&A expenses will be comparable to 2012 levels.

G&A expenses for the year ended December 31, 2012 were approximately $7.2 million compared to $11.1 million for 2011. Our G&A expenses for 2012 decreased from prior year as a result of aggressive expense management. In 2011, we incurred higher legal and professional fees in connection with the acquisition of Archer USA and the disposition of Lenco Media and Lenco Multimedia. Also, in 2011, we incurred over $400,000 in costs related to international expansion of our mobile business in countries such as Mexico, Columbia and Singapore, which efforts were later abandoned as we refocused the business.

Research and Development.

Research and development, or R&D, expenses consist primarily of personnel-related expenses, including payroll expenses and engineering costs related principally to the design of new products and services. R&D expenses increased from $1.2 million in 2011 to $5.4 million in 2012 due primarily to significant additional personnel related to the Archer USA acquisition. We currently expect that our research and development costs in 2013 will be comparable to those in 2012.

Impairment Loss.

In December 2012, we completed an impairment review of all our property and equipment, intangible assets and goodwill. Based on this review, we determined that approximately $9.5 million of goodwill and intangible assets related to the purchase of Archer USA do not provide substantial, foreseeable value to the Company and thus were impaired and included in “Impairment Loss” for the year ended December 31, 2012.

Based on our review of long-lived assets in September, 2011, we determined approximately $0.9 million of intangibles were impaired and accordingly wrote off this amount. In conjunction with the discontinuance of Lenco Media and Lenco Multimedia in 2011, we determined that $17.9 million in intangibles and $12.8 million in goodwill were impaired and accordingly wrote off these amounts which are included in loss from discontinued operations.

Other Income (Expense).

In 2012, other income was primarily a result of forfeiture of retention bonus agreements of approximately $0.5 million.

In connection with the purchase of Archer South Africa in 2008, approximately $1.3 million was recorded as contingent purchase price consideration related to achieving certain milestones.  Based on the milestones achieved by Archer South Africa, only a portion of the contingent purchase price was paid.  We recognized contingent consideration adjustments of $0 and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

Provision for Income Taxes.

For the years ended December 31, 2012 and 2011, we did not record any tax benefit for the income before tax losses incurred in the U.S., as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses. The income tax provision showing in the table above in 2012 and 2011 stemmed primarily from our international tax positions.

Loss from discontinued operations and loss on sale of discontinued operations.

In September 2011, we refocused our resources on our core mobile business. We discontinued our internet business in its entirety as of September 30, 2011, and on December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media and Lenco Multimedia, entered into an asset purchase and sale agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Operating results for Lenco Media and Lenco Multimedia have been presented as “Loss from discontinued operations” for the year ended December 31, 2011.

Preferred stock dividend and accretion of beneficial conversion feature.

We determined that the Series A Preferred Stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over 24 months to accumulated deficit.  In addition, the holders of the Series A Preferred Stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the years ended December 31, 2012 and 2011, we amortized approximately $3.9 million and $5.3 million, respectively, as accretion of the beneficial conversion feature. In addition, for the years ended December 31, 2012 and 2011, we recorded dividends of approximately $1.1 and $0.7 million, respectively, for the dividends payable to holders of the Series A Preferred Stock.

Net loss attributable to the Company.

For the year ended December 31, 2012 and 2011, net loss attributable to the Company was $19.4 million and $30.0 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that revises the requirements around how entities test goodwill for impairment. The guidance allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. We adopted this guidance effective for our 2012 annual goodwill impairment test. The adoption of this guidance changed how we performed our goodwill impairment assessment.

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

Our significant accounting policies are summarized in Note 1 – "Organization and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Management identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates that are inherently uncertain.

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

Goodwill impairment. We review our goodwill for impairment annually in the fourth quarter at the reporting unit level. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived assets, and/or slower growth rates, among others

Contingencies.  At any time, we may be involved in legal proceedings or other claims and assessments arising in the normal course of business. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based on historical experience and/or after analysis of each known issue. We record reserves related to those matters for which it is probable that a loss has been incurred and the range of such loss can be estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote and, therefore, no liability is recorded. Management discloses the facts regarding material matters assessed as reasonably possible and potential exposure, if determinable. Costs incurred defending claims are expensed as incurred.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Lenco Mobile Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Lenco Mobile Inc. ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2012. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenco Mobile Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 2, 2013

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Balance Sheets

	As of
	December 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$618	$3,098
Accounts receivable, net	1,832	1,680
Other current assets	226	383
Income taxes receivable	–	356
Total current assets	2,676	5,517

Property and equipment, net	401	464

Other noncurrent assets:
Intangible assets - goodwill	14,953	24,200
Intangible assets - other, net	7,259	9,176
Other noncurrent assets	80	31
Total other noncurrent assets	22,292	33,407

Total assets	$25,369	$39,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,712	$6,059
Deferred revenue	304	711
Retention bonus	2,907	4,121
Preferred dividend payable	2,533	1,267
Current portion of long-term obligations, (convertible debt portion of $260 and $260 respectively)	3,021	4,998
Total current liabilities	15,477	17,156

Long-term obligations, less current portion, net of debt discount (of $1,044, and $0, respectively)	6,104	1,791
Total liabilities	21,581	18,947

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 174,229 and 161,752 shares issued and outstanding at December 31, 2012 and at December 31, 2011, respectively, Liquidation Preference $19,975	–	–
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at both December 31, 2012 and at December 31, 2011, respectively, Liquidation Preference $9,035	–	–
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at both December 31, 2012 and at December 31, 2011, respectively, Liquidation Preference $5,987	–	–
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 81,621,978 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	81	82
Additional paid in capital	91,248	82,959
Accumulated other comprehensive loss	(306)	(2)
Accumulated deficit	(86,936)	(62,327)
Treasury stock, at cost, 1,400,000 and 266,667 shares, respectively	(299)	(67)

Total Lenco Mobile Inc. shareholders' equity	3,788	20,645
Noncontrolling deficit	–	(204)
Total equity	3,788	20,441

Total liabilities and shareholders' equity	$25,369	$39,388

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
	(In thousands, except per share data)
Revenue	$15,892	$9,500
Cost of sales	6,349	3,068
Gross profit	9,543	6,432

Operating expense:
Sales and marketing	4,271	1,034
General and administrative	7,242	11,084
Research and development	5,356	1,215
Depreciation and amortization	1,717	1,138
Impairment loss	9,501	925
Total operating expense	28,087	15,396

Loss from operations	(18,544)	(8,964)

Other income (expense):
Interest expense, net	(1,359)	(41)
Other income, net	579	390
Total other income (expense)	(780)	349

Loss from operations before income taxes	(19,324)	(8,615)

Provision for income taxes	39	352

Loss from continuing operations	(19,363)	(8,967)

Loss from discontinued operations	–	(5,308)
Gain on contingent consideration of discontinued operations	–	12,332
Loss on sale of discontinued operations	–	(28,034)
Net loss	(19,363)	(29,977)

Net (loss) income attributable to noncontrolling interest	(204)	132
Net loss attributable to Lenco Mobile Inc.	(19,567)	(29,845)

Preferred stock dividends	(1,138)	(677)
Series A Preferred Stock accretion of beneficial conversion feature	(3,904)	(5,348)

Net loss attributable to common stockholders	$(24,609)	$(35,870)

Basic and diluted net loss per share applicable to common stockholders
Continuing operations	$(0.31)	$(0.13)
Discontinued operations	$–	$(0.38)
Net loss per share applicable to common stockholders	$(0.31)	$(0.51)

Weighted average shares used in per share calculation - basic and diluted	80,563,250	71,211,309

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.

and its Subsidiaries

Statements of Comprehensive Loss

	Years Ended December 31,
	2012	2011
	(In thousands)
Net loss	$(19,363)	$(29,977)

Foreign currency translation adjustment	(304)	(714)
Unrealized gain on investments	–	144
Total comprehensive loss	$(19,667)	$(30,547)

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Statement of Shareholders Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Series A Preferred Stock			Series B-1 Preferred Stock			Series B-2 Preferred Stock			Additional Paid	Non- Controlling	Other Accumulated Comprehensive	Accumulated	Treasury	Total Shareholders' Equity/
	Shares	Total	Shares	Total		Shares	Total		Shares	Total		in Capital	Interest	Income/(Loss)	Deficit	Stock	(Loss)
	(In thousands, except per share data)
Balance, 12/31/2010	71,145,659	$71	100,000		$–			$–			$–	$54,243	$(72)	$569	$(26,456)	$–	$28,355
Common stock issued in acquisitions	10,742,986	11										526					537

Preferred Stock issued in acquisition						87,717						8,771					8,772

Preferred Stock issued in acquisition									58,131			5,813					5,813

Issuance of preferred stock			43,667									4,367					4,367

Conversion of debt to preferred stock			18,085									1,808					1,809

Accretion of beneficial conversion feature												5,348			(5,348)		0

Preferred stock dividend															(677)		(677)

Stock Option Compensation												2,082					2,082

Treasury Stock	(266,667)															(67)	(67)

Net Loss													(132)		(29,845)		(29,978)

Other comprehensive loss														(570)			(570)

Balance, 12/31/2011	81,621,978	$82	161,752	$		87,717	$		58,131	$		$82,959	$(204)	$(2)	$(62,327)	$(67)	$20,442
Issuance of preferred stock			9,660									966					966

Conversion of debt to preferred stock			2,817									282					282

Issuance of warrants												1,282					1,282

Accretion of beneficial conversion feature												3,904			(3,904)

Preferred stock dividend															(1,138)		(1,138)

Stock Option Compensation												1,854					1,854

Treasury Stock	(1,143,330)	(1)														(232)	(233)

Change in non-controlling interest related to disposition of subsidiary													204		(204)

Net Loss															(19,363)		(19,363)

Other comprehensive loss														(304)			(304)

Balance, 12/31/2012	80,478,648	$81	174,229		$–	87,717		$–	58,131		$–	$91,248	$–	$(306)	$(86,936)	$(299)	$3,788

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc. and its Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(19,567)	$(29,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	33,342
Change attributable to noncontrolling interest	204	(132)
Depreciation and amortization	1,717	1,138
Stock compensation expense	1,854	2,082
Amortization of debt discount	239	–
Gain on contingent consideration of discontinued operations		(12,721)
Impairment of long lived assets and goodwill	9,501	925
Forfeiture of Retention Bonus Agreements	(454)	–
Changes in operating assets and liabilities:
Accounts receivable	(152)	(216)
Other current and non-current assets	108	56
Accounts payable, accrued expenses, and other current liabilities	651	58
Other	(212)	–
Net cash used in operating activities - continuing operations	(6,111)	(5,313)
Net cash used in operating activities - discontinued operations	–	(3,173)
Net cash used in operating activities	(6,111)	(8,486)

Cash flows from investing activities:
Purchases of property and equipment	(184)	(208)
Proceeds from sale of discontinued operations		275
Net cash used in investing activities - continuing operations	(184)	67
Net cash used in operating activities - discontinued operations		(280)
Net cash used in investing activities	(184)	(213)

Cash flows from financing activities:
Payment of debt	(4,388)	(2,098)
Proceeds from issuance of Series A Preferred Stock	1,053	4,367
Proceeds from issuance of Notes	7,493	450
Purchase of Treasury Stock	(233)	(67)
Net cash provided by financing activities	3,925	2,652

Effect of exchange rate changes on cash and cash equivalents	(110)	(137)

Net change in cash and cash equivalents	(2,480)	(6,184)
Cash and cash equivalents, beginning of period	3,098	9,282
Cash and cash equivalents, end of period	$618	$3,098

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$82	$–
Cash paid for interest	$301	$27
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$5,042	$6,025

Conversion of Retention Bonus for Series A Preferred	495	–
Common stock issued for acquisition of iLoop	$–	$537
Issued 18,085 shares of Series A Preferred Stock upon note conversion	$–	$1,809
Issued 87,717 shares of Series B1 Preferred Stock for Archer USA acquisition	$–	$8,772
Issued 58,131 shares of Series B2 Preferred Stock for Archer USA acquisition	$–	$5,813

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Notes to Consolidated Financial Statements

For Years Ended December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

We are a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically, our core operations have been conducted in South Africa through our subsidiary, Archer Mobile South Africa Ltd., (formerly Capital Supreme (Pty) Ltd.) (“Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc.) (“Archer USA”), a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

We were incorporated in 1999 in Delaware under the name of Shochet Holdings Corporation. Prior to 2008, Shochet Holdings Corporation completed an initial public offering, underwent several changes of control and was engaged in several different businesses, which included discount brokerage, financial services, mortgage banking and apparel; ultimately we were operating as a shell company seeking a combination with another operating company. The shell company and its predecessors had generated losses of approximately $15.8 million which are reflected in our accumulated deficit.

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

Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal year 2012.

Liquidity

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At December 31, 2012, we had total cash and cash equivalents of approximately $0.6 million and working capital deficit of $12.8 million. As further discussed in Note 9, we entered into a Note Purchase and Security Agreement in July and August 2012 by and among the Company and certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes (the "Senior Notes") in an aggregate principal amount of $4.0 million and five-year warrants to purchase shares of Company common stock. On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Company’s $2.4 million loan from Bridge Bank (the “Bank Loan”) on July 31, 2012.

The Larsen Note provides for an initial payment of $550,000, which we paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, which was not paid, and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. We do not plan on paying these obligations until such time as our resources permit. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes, but is senior in right of repayment to all outstanding debt and equity held by the Company as of the date of the Larsen Note. The Larsen Note matures on July 31, 2016 and accrues interest on the unpaid principal amount at a rate of 12% per annum, paid quarterly. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 14%. We may redeem the Larsen Note at any time for an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest.

For the years ended December 31, 2012 and 2011, net losses from continuing operations were approximately $19.4 million, and $9.0 million, respectively. For the fiscal year ended December 31, 2012, we had negative operating cash flows of $6.1 million. We anticipate we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In connection with the Archer USA acquisition, on December 27, 2011, we issued $2.6 million of subordinated promissory notes to certain Archer USA debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on the each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. We did not make the first payment due on December 27, 2012. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We plan on repaying these notes when we have sufficient resources to satisfy these obligations.

In addition to our working capital deficit, as of December 31, 2012, we had $2.9 million of retention bonus obligations. The agreements state that upon non-payment interest accrues at an annual rate of 6%. We do not plan on paying these obligations until such time as our resources permit.

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

The uncertainties relating to our ability to successfully execute our 2013 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2012 and 2011 have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Foreign Currency Translation

Our financial statements are presented in United States Dollars (“USD” or “$”). All subsidiary operations that utilize a functional currency other than USD are translated from local currencies used into USD. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented. To the extent that transactions occur regularly throughout the year, they are translated at the average rate of exchange for the year since this is deemed to provide a good approximation of the actual exchange rates at which those transactions occurred. The symbol “R” when used before all the amounts in these consolidated financial statements and related footnotes signifies a denomination of South African Rand.

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

Net income (loss) attributed to the non-controlling interest (NCI) is separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2012 and December 31, 2011, the allowance for doubtful accounts was approximately $230,000 and $99,000, respectively.

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

The Company performed an annual impairment test for goodwill and intangible assets with indefinite lives. Qualitative factors were reviewed to determine whether it is was more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on this qualitative review, the Company determined that it was more likely than not intangible assets exceeded the fair market value.

Goodwill and intangibles with a carrying amount of $31.9 million were written down to their implied fair value of $22.4 million resulting in an impairment charge of $9.5 million. The Company utilized the the income approach based upon a debt-free discounted net income /cashflow analysis approach to determine the fair market value of the reporting unit.

Based on our review of long-lived assets in September 2011, we determined approximately $0.9 million of intangibles were impaired and accordingly wrote off this amount. In conjunction with the discontinuance of Lenco Media and Lenco Multimedia in 2011, we determined that $17.9 million in intangibles and $12.8 million in goodwill were impaired and accordingly wrote off these amounts which are included in loss from discontinued operations.

Research and Development

Research and development expenses consist of direct expenses and are expensed as incurred.  As of December 31, 2012, our research and development organization consisted of 38 employees, including 8 in South Africa, 25 in Poland and 5 in North America. We incurred $5.4 million and $1.2 million related to research and development for the years ended December 31, 2012 and 2011, respectively.

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

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts and consists primarily of the sale transactional marketing services and advisory services rendered.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extent license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for licensing transactions.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

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

Under ASC topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria will be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of December 31, 2012, the open tax years of the Company were 2008 to 2012.

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

As of December 31, 2012 there were outstanding warrants to purchase up to 13,338,166 shares of common stock, stock options to purchase up to 43,535,000 shares of common stock, 174,229 shares of convertible Series A Preferred Stock which would convert to 80,701,218 shares of common stock, 87,717 shares of convertible Series B1 Preferred Stock which would convert to 35,892,209 shares of common stock and 58,131 shares of convertible Series B2 Preferred Stock which would convert to 14,968,733 shares of common stock.  All potentially dilutive securities were excluded from the computation of earnings per share because the effect of including them would have been anti-dilutive due to the net losses incurred.

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

NOTE 2 – DISCONTINUED OPERATIONS

In September 2011, we refocused our resources on our core mobile business and began pursuing alternatives to divest our broadcast media and internet operations. We discontinued our internet business in its entirety as of September 30, 2011. On December 1, 2011, we and two of our wholly-owned subsidiaries, Lenco Media and Lenco Multimedia, entered into an asset purchase and sale agreement with MDMD Ventures, LLC and its wholly-owned subsidiary, RadioLoyalty, Inc., pursuant to which we sold certain assets and assigned certain liabilities that comprised our broadcast media business to RadioLoyalty. Michael Hill, our former chief strategy officer, is the principal beneficial owner of MDMD Ventures. RadioLoyalty assumed substantially all of our ongoing contracts and other obligations related to the business and agreed to pay up to $2.5 million in cash. The cash portion of the purchase price is payable in monthly installments on the basis of 3.5% of the revenue recognized by RadioLoyalty during the period commencing on November 1, 2011 and ending on November 1, 2014, subject to the maximum of $2.5 million. As of December 31, 2012 we had received no cash compensation for the sale. The asset purchase agreement includes representations, warranties and covenants by each of the parties to the agreement that are customary for an asset sale of this kind. We agreed to indemnify MDMD Ventures and RadioLoyalty for, among other things, any breach or inaccuracy of any the representations, warranties or covenants in the asset purchase agreement. Our maximum indemnification obligation under the asset purchase agreement is $3.0 million,  expires 18 months from the purchase date and payment is conditional on the other party making a claim pursuant to the procedures specified in the purchase agreement.  We have not recorded a liability for this indemnification. From our Internet business we had a loss from discontinued operations of $5.3 million in the year ended December 31, 2011. We recorded a loss on sale of discontinued operations of $28.0 million in 2011 which was comprised of impairment loss of $17.9 million in intangibles and $12.8 million in goodwill, a gain on the assumption by the purchaser of $0.8 million in accounts payable and accrued liabilities and a deferred tax benefit of $1.9 million.

We had calculated remaining contingent consideration obligation of approximately $12.3 million, related to the acquisition of Jetcast, Inc. in September 2010. In 2011, we remeasured this contingency in accordance with ASC Topic 805-10 “Business Combinations” and determined that the revenue targets would not be met by the measurement date of March 31, 2012. As such, it was determined that no further contingent liability was required.  Accordingly, we recorded an adjustment to the contingent consideration and recorded a gain on contingent consideration of discontinued operations for $12.3 million in 2011.

With the discontinuance of our broadcast media and internet operations segment, our mobile services and solutions segment represents our sole continuing reportable segment. The corresponding items of segment information for earlier periods have not been restated. Instead, the financial position and results for the broadcast media and internet operations segment are presented as discontinued operations in the accompanying consolidated financial statements. Accordingly, operating results for Lenco Media and Lenco Multimedia have been presented in the accompanying consolidated statement of operations for 2011 as discontinued operations.

NOTE 3 – ACCOUNTS RECEIVABLE, NET AND CONCENTRATIONS

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2012	2011
	(In thousands)
Accounts receivable – trade	$2,062	$1,779
Allowance for doubtful accounts	(230)	(99)
Accounts receivable, net	$1,832	$1,680

One customer in 2012, First National Bank Ltd represents an account receivable balance of 16% of gross accounts receivable at December 31, 2012. Approximately 51% of gross accounts receivable at December 31, 2011 were from three customers.

Our customers are large enterprises, including financial institutions, consumer brands, retailers and health care providers, as well as marketing agencies. Historically, our core operations predominately have been conducted in South Africa. In 2012 and 2011, approximately 68% and 100% of our revenues from continuing operations were generated in South Africa. Three customers in South Africa accounted for approximately 29% of our revenue from continuing operations in 2012 and 47% of our revenue from continuing operations in 2011. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues. We have month-to-month purchase order agreements with these customers.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Furniture and fixtures	$112	$120
Leasehold improvements	138	144
Computer and network equipment	740	575
Computer software	104	88
Total cost of property and equipment	1,094	927
Accumulated depreciation	(693)	(463)
Property and equipment, net	$401	$464

Depreciation expense was $0.3 million and $0.1 million for the year ended December 31, 2012 and 2011, respectively.

NOTE 5 – BUSINESS ACQUISITIONS

On December 27, 2011, we acquired iLoop Mobile, Inc., subsequently renamed Archer USA Inc., a U.S. based mobile marketing platform and services provider. Consideration consisted of 10,742,986 unregistered shares of common stock, 87,717 shares of Series B1 convertible preferred stock, 58,131 shares of Series B2 convertible preferred stock, the assumption of outstanding options to purchase 4,035,045 shares of common stock, and the assumption of approximately $12.9 million in existing Archer USA liabilities. Total purchase consideration was valued at $28.2 million. The fair value of common stock of $0.5 million was valued after determining an appropriate discount for lack of marketability. The fair value of Series B1 and B2 preferred stock was determined to be $8.8 million and $5.8 million, respectively. The fair value of the options assumed of $0.3 million was calculated utilizing the Black-Scholes model.

No revenue related to Archer USA was included in our consolidated statements of operations for 2011. The 2011 net loss was approximately $0.1 million. We incurred approximately $0.8 million in legal and accounting-related costs related to the acquisition that were expensed as incurred in 2011.

The fair value of the intangible assets was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, we used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. We believe the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized was attributable primarily to the expected synergies associated with leveraging our technologies into Archer USA’s customer base and market presence in the U.S.  It is expected that goodwill will not be tax deductible.

The value of the major classes of assets and liabilities assumed in the December 27, 2011 acquisition were as follows as of the acquisition date and the measurement date of December 31, 2011 prior to recording any amortization:

Major classes of assets and liabilities	Amounts
(In thousands)
Cash	$135
Accounts Receivable	682
Other assets	195
Accounts Payable	(2,908)
Accrued Liabilities	(1,903)
Fixed Assets	68
Intangible assets - Customer Relationships - Direct	3,943
Intangible assets - Customer Relationships - Channel	1,933
Intangible assets - Developed Technology	2,042
Intangible assets - In Process R&D	390
Intangible assets - Pending Patents	200
Goodwill	23,411
Purchase Price	$28,188

Intangible assets including estimated amortization period:

	Amortization
	Period
	years	Amount
		(In thousands)
Intangible assets - Customer Relationships - Direct	12	$3,943
Intangible assets - Customer Relationships - Channel	12	1,933
Intangible assets - Developed Technology	5	2,042
Intangible assets - In Process R&D	indefinite	390
Intangible assets - Pending Patents	indefinite	200
Goodwill	indefinite	23,411

NOTE 6 – GOODWILL

Goodwill represents the excess of the purchase price of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC 350-20 “Intangibles - Goodwill and Other”, goodwill and other indefinite life intangible assets are tested for impairment at least annually. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit (calculated using a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment charge.

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present. Goodwill and intangibles with a carrying amount of $31.9 million was written down to its implied fair value of $22.4 million resulting in an impairment charge of $9.5 million. The Company utilized the the income approach based upon a debt-free discounted net income /cashflow analysis approach to determine the fair market value of the reporting unit. The net carrying value of goodwill was approximately $15.0 million and $24.0 million at December 31, 2012 and 2011, respectively, which was comprised of the following:

	January 1, 2011	Acquisitions	Impairments	Included in discontinued operations	Change due to foreign currency	December 31, 2011	Impairments	Change due to foreign currency	December 31, 2012
	(in thousands)
Archer USA	$–	$23,411	$–	$–	$–	$23,411	$(9,218)	$–	$14,193
Cell Card IP	50	–	(50)	–	–	–	–	–	–
Digital Vouchers Technology	207	–	(207)	–	–	–	–	–	–
Archer South Africa	907	–	–	–	(169)	738	–	(29)	709
Superfly (Consumer Loyalty and Legacy Media, LLC)	2,247	–	–	(2,247)	–	–	–	–	–
GoToAutoAccessories.com	387	–	–	(387)	–	–	–	–	–
Jetcast	10,134	–	–	(10,134)	–	–	–	–	–
Lenco Tech - SGW	51	–	–	–	–	51	–	–	51
Total Goodwill	$13,983	$23,411	$(257)	$(12,768)	$(169)	$24,200	$(9,218)	$(29)	$14,953

NOTE 7– INTANGIBLES – OTHER, NET

The changes in carrying amount of intangible assets for the years ended December 31, 2012 and December 31, 2011 were as follows:

	Balance as of January 1, 2012	Additions	Amortization	Impairment	Foreign Exchange Translation	Balance as of December 31, 2012
	(in thousands)
Intangible assets with indefinite lives	$390	$–	$–	$(283)	$–	$107
Intangible assets subject to amortization	8,786	–	(1,464)	–	(170)	7,152
Total	$9,176	$–	$(1,464)	$(283)	$(170)	$7,259

	Balance as of January 1, 2011	Additions	Amortization	Impairment	Foreign Exchange Translation	Balance as of December 31, 2011
Intangible assets with indefinite lives	$1,647	$1,554	$–	$(2,811)	$–	$390
Intangible assets subject to amortization	18,776	8,116	(4,490)	(13,459)	(157)	8,786
Total	$20,423	$9,670	$(4,490)	$(16,270)	$(157)	$9,176

Amortization expense for the years ended December 31, 2012 and December 31, 2011 was approximately $1,500,000 and $942,000, respectively.

	Amortization Period	Cost	Accumulated Amortization	Balance as of December 31, 2012
	(in thousands)
Intangible assets with indefinite lives	none	$107	$–	$107
Employment agreements	22 months	50	(50)	–
Purchased technologies	3 - 10 years	2,858	(1,091)	1,767
Customer Relationships	12 Years	5,874	(489)	5,385
Total		$8,889	$(1,630)	$7,259

Estimated aggregate amortization expense for each of the next six fiscal years is:

The Years Ended December 31:
2013	$1,014
2014	1,014
2015	938
2016	490
2017	490
Thereafter	3,206
Total Amortization	$7,152

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	December 31, 2012	December 31, 2011
	(in thousands)
Accounts payable	$3,410	$4,637
Accrued expenses	3,302	1,422
Accounts payable and accrued expenses	$6,712	$6,059

Approximately 41% and 39% of accounts payable at December 31, 2012 and 2011, respectively, are due to two vendors. In 2012, two Vendors represented approximately 39% of our cost of sales.

NOTE 9 – DEBT

Our debt is comprised of the following:

	December 31,	December 31,
	2012	2011
	(in thousands)
The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,083 on February 28, 2009 and January 16, 2011, as amended. During 2012, the holders of $1,585 of the $2,082 notes originally issued were repaid. In January 2011, $238 plus accrued interest was paid in full. The remaining $260 plus accrued interest due to MOSD Holdings, LLC was still outstanding at December 31, 2012. Due on demand and bears interest at 9.649%.	$260	$260

In December, 2011, in connection with the acquisition of Archer USA, the Company assumed a note payable to a financial institution with a face amount of $3,500. In 2012 the note was fully paid.	–	3,000

In December 2011, in connection with the acquisition of Archer USA, the Company assumed a secured revolving line of credit facility. It was fully paid in 2012	–	335

In December 2011, in connection with the acquisition of Archer USA, the Company issued subordinated promissory notes to nine Archer USA debt holders, for an aggregate principal amount of $2,549. The notes bear interest at a rate of 12% per annum and are unsecured. Thirty percent of the outstanding balance is required to be repaid on the first and second anniversaries of the issuance with the remaining principal amount due on the 3rd anniversary of the issuance.	2,549	2,549

In December 2011, in connection with the acquisition of Archer USA promissory notes in the amount of $301 were assumed. The notes are non-interest bearing and are unsecured. They are due on the earlier of a Change of Control or September 2014	301	301

In May 2007, the Company issued an unsecured promissory which was later renegotiated in a settlement agreement in the amount of $50, for full satisfaction of the obligation. As of January, 2012 the outstanding balance of $50 was paid in full.	–	50

In 2010 and 2012, our subsidiary Archer South Africa entered into several capital lease agreements for network and computer equipment. See detail below.	106	23

On July 30, 2011, the Company issued a promissory note in the amount of $125. The terms of the note require the Company to repay one and one-half times the principal amount upon a Change of Control transaction. The outstanding balance on the note at December 31, 2011 was $187. As of January 31, 2012 the outstanding balance of $187 was paid in full.	–	187

On July and August of 2012, the Company entered into a Note Purchase and Security Agreement by and among the Company and certain lenders, pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $3,995 (net of debt discount) and Warrants to purchase shares of Company common stock. The Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014. (net of debt discount cost of $1,044)	2,956	–

The Larsen Note provides for an initial payment of $550, which we paid on August 1, 2012, a second payment of $171 at any time on or before December 31, 2012, which was not paid and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation.	1,874
Total debt payable at December 31, 2012 and 2011	$8,046	$6,705

Accrued interest at December 31, 2012 and 2011	1,079	84
Current maturities of debt payable	1,942	4,914
Total current maturities and accrued interest	$3,021	$4,998

Long-term debt payable, net of current maturities and accrued interest	$6,104	$1,791

Our future debt payments are $1,789, $4,360, $22 and $1,875 in 2013, 2014, 2015 and 2016, respectively.

Capital Lease Obligations

During 2012, we entered into two capital lease obligations that expire in 2015 and bear interest at 9.8% and 10.3%. During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 2012 and 2011.

Depreciation on assets under capital leases charged to expense for the year ended December 31, 2012 and 2011 was approximately $22,000 and $68,000, respectively.

Following is a summary of property held under capital leases:

	December 31, 2012	December 31, 2011
	(in thousands)
Network and computer equipment	$156	$103
Less: accumulated depreciation	(45)	(68)
Net book value of equipment under capital lease obligation	$111	$35

The following table summarizes our capital lease obligations:

	December 31, 2012	December 31, 2011
	(in thousands)
Current Portion of obligation under capital lease	$17	$16
Non-current portion of obligation under capital lease	89	7
Total obligation under capital lease	$106	$23

The future minimum lease payments are summarized below:

2013	49
2014	35
2015	22
Minimum future lease payments	$106
Less: Interest portion	(13)
Present value of future minimum lease payments	$93

Our future obligations under operating leases are $411, $172, $156, $166, and $134 for 2013, 2014, 2015, 2016 and 2017, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Retention Bonus Obligations

Retention bonus obligations of $2.9 million and $4.1 million as of December 31, 2012 and December 31, 2011, respectively, were issued to certain employees in conjunction with the acquisition of Archer USA. The agreements state that upon breach they shall accrue interest at an annual rate of 6%. We do not plan on paying these obligations until such time as our resources permit. In December 2012, pursuant to retention bonus agreements, certain officers and employees of the Company elected to convert a portion of their retention bonus agreements into Series A Preferred Stock. Based on their election, 2,817 shares of Series A Preferred stock were issued in exchange for reducing retention bonus amounts by an aggregate amount of approximately $0.5 million.

Contingencies Related to Historical Operations

We were incorporated in 1999 and became engaged in business in the mobile industry in early 2008. Between 1999 and 2008, we were engaged in different lines of business including discount brokerage and financial services, mortgage banking, and apparel. Current management was not involved with the Company prior to early 2008. There may be risks and liabilities resulting from the conduct of the Company’s business prior to February 2008 that are unknown to management and not disclosed in these consolidated financial statements. In the event that any liabilities, liens, judgments, warrants, options, or other claims against us arise, these will be recorded when discovered.

Legal Proceedings

We are involved in a number of claims, proceedings and litigation arising from our operations. In accordance with applicable accounting principles and guidance, we establish a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. As of the date of this report, we have not recorded a reserve related to any of the claims, proceedings or actions described below. We continue to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate. Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories.

Archer USA(formerly iLoop Mobile) is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v.iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for assets developed by ApS on behalf of Archer USA. The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret). We believe these claims are without merit and intend to vigorously defend the action. If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. ILoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claims breach of contract and failure to pay wages under a retention bonus agreement between Plaintiff and the Company, and seeks approximately $600,000 in wages, double damages, attorneys’ fees and costs. The parties commenced discovery in May 2012. We believe the claims are without merit and intend to vigorously defend against them.

We are a party to an action in Nigeria captioned Skynet Telecommunications Limited, Living the Brand Limited v. Capital Supreme Pty Ltd., Lenco Mobile Inc. USA, Suit No: LD/117/2012 (In the High Court of Lagos State in the Lagos Judicial Division Holden at Lagos, filed March 26, 2012). Plaintiffs claim more than $100,000,000 in damages for breach of an alleged partnership agreement with Archer South Africa. The Company is preparing to file its Statement of Defense in accordance with applicable court procedures.  We believe the claims are without merit and intend to vigorously defend against them.

We are party to an action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff alleges breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). Plaintiff seeks compensatory damages and interest up to a total of $1.5 million. The parties commenced discovery in November 2012. We believe the claims are without merit and intend to vigorously defend against them.

NOTE 11 – STOCK OPTIONS

As of December 31, 2012, there were 8.9 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes to our outstanding stock options during the year ended December 31, 2012 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010
Granted	5,885,000	$2.15
Assumed in acquisition	4,035,045	$0.15
Exercised	–	–
Cancelled or expired	(390,000)	$2.15

Outstanding at December 31, 2011	9,530,045	$1.39	3.38

Exercisable at December 31, 2011	3,706,497	$0.87

Vested and expected to vest at December 31, 2011	9,530,045	$1.39	3.38

Granted	47,535,000	0.12
Exercised	–	–
Cancelled or expired	(3,000,000)	0.12

Outstanding at December 31, 2012	54,065,045	$0.12	4.97

Exercisable at December 31, 2012	16,018,964	$0.12

Vested and expected to vest at December 31, 2012	54,065,045	$0.12	4.97

The fair value of the stock options granted in 2012 at the date of grant was determined to be approximately $5.6 million, which will be amortized over the vesting period of three years. As of December 31, 2012, there was approximately $4.0 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.25 years. For the year ended December 31, 2012, we recorded approximately $1.9 million of stock-based compensation expense.

Stock based compensation is allocated as follows:

	Year ended	Year ended
	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Sales and marketing	$352	$–
General and administrative	957	1,780
Research and development	545	302
	$1,854	$2,082

Of the 5,885,000 stock options issued in 2011, 1,885,000 were performance-based stock options issued to our employees in South Africa. In June 2011, 390,000 stock options were cancelled, none of which had vested or had a determinable fair value. As of December 31, 2011, the Company determined that our South African subsidiary met the performance targets associated with the vesting of the stock options.  The fair value of these stock options at the date of grant was determined to be approximately $1.4 million, which will be amortized over the vesting period of 3 years. As of December 31, 2011, there was approximately $0.9 million of unamortized stock-based compensation cost related to non-vested stock options issued to the South African employees. That cost is expected to be recognized as an expense over a remaining vesting period of approximately two years. When options are exercised, new shares of common stock are issued.

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

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Risk-free interest rate	0.36%	1.65%
Expected term (in years)	4.97	3.5
Dividend yield	0%	0%
Expected Volatility	252%	61%

NOTE 12 – PREFERRED STOCK

Series A Preferred Stock Financing

During 2012, we sold an aggregate of 9,660 shares of our Series A Preferred Stock at an average purchase price of approximately $109 per share, raising aggregate gross proceeds of $1.1 million. All transactions were pursuant to the terms of securities purchase agreements between the company and certain accredited investors. At December 31, 2012 there is $2.5 million accrued for dividends payable related to Series A Preferred Stock.

In December 2012, pursuant to retention bonus agreements, certain officers and employees of the company elected to convert a portion of their retention bonus agreements into Series A Convertible Preferred Stock. Based on their election, 2,817 shares of Series A Preferred stock were issued in exchange for reducing retention bonus amounts by an aggregate amount of approximately $0.5 million.

During 2011, we sold an aggregate of 43,667 shares of our Series A Preferred Stock at a purchase price between $100.00 and $107.83 per share, raising gross proceeds of $4.4 million. The per share price of $107.83 include accrued dividends of $7.83 per share.   There were no discounts, sales or underwriting commissions incurred in connection with the financing. The proceeds were used for general working capital purposes, including supporting the acquisition of Archer USA.

During 2011, we converted $1.45 million in short term notes payable into 18,085 shares of Series A Preferred Stock

The following is a summary the terms of the Series A Preferred Stock:

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

Series B1 Preferred Stock Financing

In conjunction with the acquisition of Archer USA, we issued 87,717 shares of Series B1 Preferred Stock with a value of $8.8 million

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

Liquidation Preference: Upon any liquidation and after payment or provision for all of the company’s debts and the liquidation rights conferred upon the holders of the company’s Series A Preferred Stock and any other preferred stock having a liquidation preference higher than the Series B1 Preferred Stock, the holders shall be entitled to receive out of the remaining assets, whether capital or surplus, of the company an amount for each share of Series B1 Preferred Stock held by such holders equal to 100% of the stated value, plus any accrued dividends, before any distribution or payment shall be made to the holders of any junior securities.

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

Series B2 Preferred Stock Financing

In conjunction with the acquisition of Archer USA, we issued 58,131 shares of Series B2 Preferred Stock valued at $5.8 million.

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

Liquidation Preference: Upon any liquidation and after payment or provision for all of the Company’s debts and the liquidation rights conferred upon the holders of the Company’s Series A Preferred Stock and any other preferred stock having a liquidation preference higher than the Series B2 Preferred Stock, the holders shall be entitled to receive out of the remaining assets, whether capital or surplus, of the Company an amount for each share of Series B2 Preferred Stock held by such holders equal to 100% of the stated value, plus any accrued dividends, before any distribution or payment shall be made to the holders of any junior securities.

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

NOTE 13 – COMMON STOCK AND WARRANTS

During 2012, we purchased 1,143,300 shares of treasury stock for approximately $233.

During 2011, we issued 10,742,986 shares of common stock in connection with the acquisition of Archer USA.

During 2011, we purchased 266,667 shares of treasury stock for approximately $67.

In conjunction with the acquisition of Angelos Gateway Ltd. in December 2010, we issued 521,277 shares of restricted common stock to vest over a two year period.   We recognized approximately $336,000 and $302,000 in related stock compensation all of which is attributable to research and development costs in 2012 and 2011 respectively.

During 2012, in conjunction with the issuance of the Senior Notes, we issued warrants to purchase up to 11,919,000 shares of common stock at an exercise price of $0.10 per share.

The following table summarizes outstanding warrants to purchase shares of our common stock:

	Shares of Common Stock	Shares of Common Stock
	Issuable from Warrants	Issuable from Warrants
	Outstanding as of	Outstanding as of
	December 31,	December 31,	Exercise
Date of Issue	2012	2011	Price	Expiration
November 1, 2009		175,000	$3.50	November 1, 2013
July 1, 2009		600,000	$3.20	February 2014
February 1, 2009		644,166	$1.00	February 1, 2014
July 30, 2012	6,627,000		$0.10	July 30, 2017
August 3, 2012	2,667,000		$0.10	August 3, 2017
August 21, 2012	2,625,000		$0.10	August 21, 2017
	11,919,000	1,419,166

NOTE 14 – RELATED PARTY TRANSACTIONS

As previously discussed in Note 9, in August 2012, we entered into Note Purchase Agreements in aggregate principal amount of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of our Board of Directors and a director of the Company, Chris Dukelow, the Chief Financial Officer of the Company, a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, Managing Director of Healthcare and Srinivas Kandikattu, the Chief Operating Officer of the Company. The terms of the debt financing, were substantially the same for all lenders. The amount of borrowings from related parties included in the $4.0 million was $2.8 million.

As previously discussed in Note 9, on July 30, 2012, we issued the Larsen note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500. The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, plus, if applicable, a default rate of an extra 2% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with our repayment of the outstanding amount of the Bank Loan.

In March 2012, Mr. Liang loaned the Company $50,000 pursuant to a promissory note that accrues interest at 20%.

In March and June of 2012, we entered into purchase agreements with Matthew Harris, the Company’s Chief Executive Officer, pursuant to which we sold to Mr. Harris an aggregate of 1,502 shares of our Series A Preferred Stock at a purchase price of $165,000.

On January 31, 2012, we entered into a First Amendment to Retention Bonus Agreement with each of Matthew Harris, Srinivas Kandikattu and Richard Ballard (the “First Amendment”). Mr. Harris is chief executive officer and a director of the Company, Mr. Kandikattu is chief operating officer of the Company, Mr. Ballard is a former officer of the Company. Each of these individuals had previously entered into a Retention Bonus Agreement with the Company.

The First Amendment: (a) removed certain limitations on the remedies available to each of the individuals in the event amounts owed to them under the Retention Bonus Agreements were not paid when due, (b) contained an election by each of the individuals to receive Series A Preferred Stock in lieu of a certain portion of the amounts payable under their Retention Bonus Agreements, and (c) permitted each of the individuals to require the Company pay applicable United States income withholding taxes on the grant of Series A Preferred Stock by authorizing the Company to reduce their stock grant in an amount corresponding to the withheld amount.

Based on their elections and the fair market value of the Series A Preferred Stock as of the date of the election, Mr. Harris was eligible to receive 8,293 shares of Series A Preferred Stock in lieu of a contingent cash payment of $900,000 due on December 27, 2012, Mr. Kandikattu was eligible to receive 691 shares of Series A Preferred Stock in lieu of a contingent cash payment of $75,000 due on December 27, 2012 and Mr. Ballard was eligible to receive 415 shares of Series A Preferred Stock in lieu of a contingent cash payment of $45,000 due on December 27, 2012. Mr. Harris subsequently amended his election such that he was eligible to receive 2,764 shares of Series A Preferred Stock in lieu of $300,000 of the $900,000 contingent cash payment due on December 27, 2012.

The contingency applicable to the cash payments due on December 27, 2012 for all individuals was satisfied on December 27, 2012, on which date the cash payments became due and the Series A Preferred Stock was issued to the individuals net of taxes.

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

NOTE 15 – INCOME TAXES

The provision for deferred tax is calculated using enacted or substantively enacted tax rates at the reporting date that are expected to apply when the asset is realized or liability settled. A deferred tax asset is recognized to the extent that it is more likely than not that future taxable profits will be available against which the deferred tax asset can be realized.

Our income tax provision (benefit) is comprised of the following:

	December 31,	December 31,
	2012	2011
Current:
Federal	$–	$–
Foreign	39	352
State	–	0
Total current	$39	$352

Deferred:
Federal	$–	$–
Foreign	–	–
State	–	–
Total deferred	$–	$–

Total Income Tax Expense (Benefit)	$39	$352

Significant components of our deferred tax assets and (liabilities) are set forth below:

	December 31,	December 31,
	2012	2011
Net Operating Loss Carryforward	$22,250	$20,077
Intangibles	4,176	5,546
Stock Compensation	1,519	679
Other	355	759
Deferred Tax Assets	28,300	27,061
Valuation Allowance	(28,300)	(27,061)
Net Deferred Tax Assets (Liability)	$–	$–

U.S. and foreign income (loss) before income taxes are set forth below:

	December 31,	December 31,
	2012	2011

U.S.	$(18,644)	$(28,427)
Foreign	(719)	(1,401)
Income Before Taxes	$(19,363)	$(29,828)

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	December 31,	December 31,
	2012	2011

Income tax expense @ 35%	$(6,777)	$(10,494)
State income taxes (benefit), net of federal taxes	–	(162)
Foreign income and withholding taxes	–	455
Other	2,252	(2,747)
Change in valuation allowance	4,654	13,301
Total income tax expense	$39	353

We have previously not provided deferred tax on the undistributed earnings of foreign investments. Management estimates that the total net undistributed earnings upon which deferred tax has not been provided total approximately $0.4 million at December 31, 2012. Such net undistributed earnings are held in the Multimedia Solutions subsidiary, which is a South Africa corporation.

As of December 31, 2012, we had NOL carryforwards for federal, state and foreign income tax purposes of $50.5 million, $27.9 million and $2.4 million, respectively. Such carryforwards may be used to reduce taxable income in those jurisdictions through 2031 subject to limitations of Section 382 of the Internal Revenue Code (“IRC”). The NOL carryforwards will begin expiring in 2028.

We identify certain unremitted earnings of foreign investments as being indefinitely reinvested and, consequently, the taxpayer does not provide deferred taxes on the outside basis difference related to those earnings (“outside basis differences”). We believe that their permanent reinvestment position is subject to a potential change in the U.S. tax rules.

NOTE 16 – EMPLOYEE BENEFIT PLANS

Employment Benefit Plans

We have two 401(k) defined contribution and profit sharing plans for eligible employees under the name of Lenco Mobile Inc. Retirement Plan and Trust and Archer USA 401K. Under the defined contribution plans, employees can make voluntary contributions not to exceed the limits established by the Internal Revenue Code. We did not make any matching contributions during 2012 and 2011.

NOTE 17 – SUBSEQUENT EVENTS

In January, 2013, Mathew Harris received the remaining portion of Series A Preferred shares related to his election to convert a portion of his Retention Bonus agreement into Series A Preferred Stock. This resulted in the issuance of 5,207 shares of Series A preferred stock and the reduction in Retention Bonus Agreements of $0.6 million.

On February 15, 2013, the Company issued a promissory note to Michael Durden, a director of the Company, in the amount of $100,000. On February 22, 2013, the Company issued a promissory note to James Liang, a director of the Company, in the amount of $100,000 and a promissory note to Pablo Enterprises in the amount of $200,000. On February 27, 2013, the Company issued a promissory note to Derace Schaffer, a director of the Company, in the amount of $200,000 (collectively, the "Bridge Notes").

The Bridge Notes were issued in connection with loans made to the Company. The Bridge Notes mature on the earlier of (a) the date on which the Company closes a preferred stock financing of at least $1,000,000, and (b) the date that is 90 days after the note was issued. The Bridge Notes require the Company to pay the original principal amount of the Bridge Notes plus a 10% financing fee on the maturity date in cash or Series A1 Preferred Stock at the option of the holder. The Bridge Notes are secured by a security interest in certain assets of the Company.

In conjunction with Senior Notes issued in July and August, 2012, we issued warrants to purchase up to 12,000,000 shares of common stock at an exercise price of $0.10 per share. The warrants contained protective provisions that provided for a one-time adjustment upon certain issuance of additional equity or the incurrence of certain indebtedness by the Company. Because the issuance of the Bridge Notes without the consent of the holders of a majority of the indebtedness represented by the Senior Notes would trigger the adjustment, the Company approved the adjustment in connection with obtaining the consent of the Senior Note holders to issuing the Bridge Notes. As a result of the adjustment, the number of shares of common stock issuable pursuant to the warrants increased to 24,000,000 and the exercise price was reduced to $0.05.

In March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we agreed to sell an aggregate of 7,000 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Shares") at a purchase price of $100 per share, raising aggregate gross proceeds of $0.7 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of certain material weaknesses in our internal controls over financial reporting identified below.

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

We have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012.

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

Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management is in the process of remediating the material weaknesses described above, as follows:

(1)	investing in additional enhancements to our information technology systems, including enhancements to uniform and universal financial reporting and fully-integrated operating platforms across all of the Company’s subsidiaries, and security over user access and administration;

(2)	hiring additional accounting and operations personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions and further segregating duties of financial personnel;

(3)	documenting, to standards established by senior accounting personnel and the principal accounting officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

(4)	creating policy and procedures manuals for the accounting, finance and information technology functions.

The Company is developing the remediation plans for the material weaknesses identified above. The Company's remediation efforts are expected to continue through fiscal 2013.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Name	Age	Director since
Michael Levinsohn	51	2008

Matthew Harris	52	2011

Derace Schaffer, MD	65	2012

James L. Liang	55	2011

Michael Durden	50	2012

Jorgen Larsen	71	2011

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

Matthew Harris was appointed a director and Chief Executive Officer of the Company in December 2011. He served as the chief executive officer of Archer USA from 2007 until it was acquired by the Company. Prior to joining Archer USA, Mr. Harris served as chief executive officer of Volantis Systems, a UK-based mobile software company from 2005 to 2007. Mr. Harris joined Volantis from Metrowerks, where he was also chief executive officer. Prior to Metrowerks, Mr. Harris served as chief executive officer of Embedix, an embedded software company sold to Motorola Semiconductor. Mr. Harris is a 1982 graduate of the business school at the University of Washington and a 1991 graduate of the University of Michigan law school.

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

Jorgen Larsen served as chairman of the board at Archer USA until its acquisition by the company in December 2011 when he was appointed a director of the Company. Until June 2005, Mr. Larsen was chairman and chief executive officer of London-based Universal Music International, responsible for overseeing the activities of the Universal Music Group in 77 countries outside of North America. Prior he was as president of Sony Music Europe, where his responsibilities also included the company’s subsidiaries, licensees and business development in Asia, Africa, the Middle East and Eastern Europe. He spent 20 years of his career at CBS where he was managing director at CBS Sweden, Scandinavian area director, president at CBS Germany, president at CBS France and senior vice president at CBS Europe, before his appointment. Mr. Larsen holds an MBA from the University of Wisconsin and a graduate degree in marketing from the Business School of Copenhagen.

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

Mr. Liang brings to our company strategy, finance and corporate development expertise gained from working with large, global companies, including companies engaged in offerings to the mobile sector. He has a strong knowledge of our business and industry, which he is able to leverage in strategic planning for the Company. Mr. Liang’s significant experience allows him to provide the Company guidance on achieving success in different economic conditions, geographies and competitive landscapes. The Board of Directors has determined that Mr. Liang qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. His significant investment banking experience and key relationships developed from that role allow for Mr. Liang to be a critical participant in the Company’s mergers and acquisition strategy and provides the Board of Directors with a unique perspective on the Company’s strategic initiatives, financial outlook and investor markets.

Derace Schaffer, MD has served on our board of directors since September 2012. He is the founder and CEO of the Lan Group, a venture capital firm specializing in healthcare and technology investments. Dr. Schaffer has either founded or co-founded more than 20 companies, both public and private, and currently sits on the Board of Directors of PharmAthene, Inc. and American Caresource Holdings, Inc. in addition to the Company. He did his postgraduate medical training at the Harvard Medical School and Massachusetts General Hospital, where he was Chief Resident. Dr. Schaffer has been a Professor at both the University of Rochester School of Medicine as well as the Cornell School of Medicine. He is a member of Alpha Omega Alpha, the National Medical Honor Society.

Mr. Derace Schaffer, M.D. brings to our company strategy, business and health care expertise gained from working with startup companies in the health care industry.  He has significant experience in building strong management teams and offers a broad leadership perspective on strategic issues facing companies today and provides in-depth operational knowledge. He has served on other companies’ boards and, as a result, he offers the Company broad leadership experience.

Michael Durden joined our Board of Directors in October 2012. From August 2008 until September 2012, he was the SVP Strategy and Corporate Development for Experian Marketing Services. In addition, Mr. Durden was also responsible for the Hitwise division, a provider of marketing intelligence products and services operating in nine countries. Prior to that, from 2003 until 2008, he was VP of Corporate Development for Experian Marketing Services. Currently, Mr. Durden is leading the boutique strategy consulting form, Barrington Advisory Group. He received an MBA from the A.B. Freeman School of Business at Tulane University where he also received his BS in Computer Information Systems.

Mr. Michael Durden brings to our company strategy, marketing and corporate development expertise gained from working at large advertising and marketing as an executive for over 20 years. He has significant experience in corporate development and strategic issues in the marketing industry.

EXECUTIVE OFFICERS

In addition to Mr. Levinsohn and Mr. Harris, the executive officers of the Company as of March 15, 2013, were as follows:

Name	Age	Title

Christopher Dukelow	47	Chief Financial Officer and Treasurer

Srinivas Kandikattu	43	Chief Operating Officer

Christopher Stanton	43	General Counsel and Secretary

Christopher Dukelow, our Chief Financial Officer, joined the Company in February 2012. He was previously the Chief Financial Officer of Giant Campus, Inc., an education and learning experience company that delivers online technology educational programs, since July 2008. Prior to joining Giant Campus, Mr. Dukelow served as Chief Financial Officer of Scout Analytics (formerly Biopassword, Inc.), from 2006 to 2008, and as Chief Operating Officer of Escapia, from 2005 to 2006, both early stage technology companies. Previously he held a number of senior executive positions at venture capital backed technology companies. He holds a Bachelor of Arts in Business Administration, with a concentration in Accounting, from the University of Washington.

Srinivas Kandikattu, our Chief Operating Officer, joined the Company in December 2011 when we acquired Archer USA Mobile, where he had served as Vice President, Chief Technology Officer since 2006.  Prior to his appointment as our Chief Operating Officer in March 2013, Mr. Kandikattu served as Chief Technology Officer of the Company. Mr. Kandikattu was senior development manager at IBM from 2005 to 2006. Prior to IBM, he held technical and management roles at Siebel Systems from 2001 to 2006. Mr. Kandikattu holds a BS degree from JNTU Hyderabad, India.

Christopher Stanton, our General Counsel and Secretary, joined the company in October 2012. Previously he was a principal at the Stanton Law Firm from 2009 to 2012. Prior to that, from 2004 to 2008, he was the Chief Legal Officer, General Counsel and Secretary of Captaris, Inc. a NASDAQ listed technology company based in Bellevue, Washington. Mr. Stanton also worked at the law firm of Perkins Coie LLP in both its Seattle and Hong Kong offices. He holds a JD from the University of Washington School of Law and received his undergraduate degree from the University of Virginia.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of reports on Forms 3, 4, and 5, and amendments to those reports, furnished to us during and with respect to fiscal year 2012 pursuant to Section 16 of the Exchange Act, the Company believes that no executive officers, directors or beneficial owners of more than ten percent of a registered class of our equity securities were late in filing such reports during 2012, with the following exceptions:

•	Mr. Larsen has not filed a report on Form 3 and has not filed one report on Form 4 for one transaction.
•	Mr. Liang has not filed four reports on Form 4 for six transactions.
•	Mr. Harris filed a late report on Form 3 and has not filed six reports on Form 4 for six transactions.
•	Mr. Levinsohn has not filed one report on Form 4 for one transaction,
•	Mr. Dukelow has not filed one report on Form 4 for one transaction.
•	Mr. Kandikattu has not filed a report on Form 3 and has not filed four reports on Form 4 for four transactions.

•	Mr. Chiumento filed a late Form 3 and has not filed one report on Form 4 for one transaction.
•	Mr. Ballard has not filed a report on Form 3 and has not filed one report on Form 4 for one transaction.
•	Mr. Fox has not filed one report on Form 4 for one transaction.

•	Pablo Enterprises LLC has not filed one report on Form 4 for one transaction.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Mr. Michael Durden and Messrs. Schaffer and Liang are “independent directors” and that Mr. Harris was an “independent director” as defined in Rule 5605 of the NASDAQ Stock Market (Nasdaq) listing rules. In making its independence determinations, the Board of Directors considered all relationships between its directors and the Company.

Board Meetings and Committees

The Board of Directors held five meetings during 2012. During the last year, no director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director. The Company encourages, but does not require, members of the Board of Directors to attend the annual meeting of shareholders.

The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The current membership and leadership of each of the committees of the Board of Directors is set forth in the table below

Director	Audit Committee	Compensation Committee	Corporate & Governance Committee
Jorgen Larsen		●	Chair
James L. Liang	Chair	Chair
Derace Schaffer, MD	●
Michael Durden			●

Audit Committee. The Audit Committee currently consists of Mr. Liang and Mr. Schaffer, with Mr. Liang serving as chair. During 2012, the Audit Committee consisted of Messrs. Phil Harris and Liang, until Mr. Schaffer replaced Mr. Harris when Mr. Schaffer was appointed to the Board of Directors and to the Audit Committee on October 23, 2012. The Audit Committee held five meetings in 2012. The Audit Committee oversees the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The Audit Committee appoints and approves the services performed by the Company’s independent registered public accounting firm and is responsible for reviewing and evaluating the Company’s accounting principles and its system of internal control over financial reporting. The Board of Directors has further determined that Mr. Liang is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

The Audit Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.lencomobile.com.

Compensation Committee. The Compensation Committee currently consists of Messrs. Larsen and Liang, with Mr. Liang serving as chair.  During 2012, Messrs. Larsen and Liang served on the Compensation Committee, with Mr. Liang serving as chair. The Compensation Committee held two meetings during 2012. The Compensation Committee administers granting of options to purchase stock of the Company pursuant to the Company’s stock plans and, in accordance with the terms of the respective stock plans, determines the terms and conditions of such issuances and grants. In addition, the Compensation Committee reviews and approves the Company’s executive compensation policy, conducts an annual review of the compensation of each senior executive and approves compensation for the executive management.

The Compensation Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.lencomobile.com.

Corporate Governance Committee (the “Governance Committee”). The Governance Committee currently consists of Mr. Michael Durden and Mr. Larsen.  During 2012, Messrs. Phil Harris and Larsen served on the Governance Committee, with Mr. Larsen serving as chair, until Mr. Durden replaced Mr. Harris when Mr. Durden was appointed to the Board of Directors and to the Governance Committee on October 23, 2012.  The Governance Committee held one meeting in 2012. The Governance Committee monitors the size and composition of the Board of Directors. Also, prior to the Company’s annual meeting of shareholders, the Governance Committee, pursuant to qualification guidelines, assists the Board of Directors in selecting the candidates that will be presented to the Company’s shareholders for election as directors at the next annual meeting. The Governance Committee considers and makes recommendations to the Board of Directors regarding any shareholder recommendations for candidates to serve on the Board of Directors. However, the Governance Committee has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the small number of shareholder recommendations in the past. Pursuant to our Bylaws, shareholders wishing to recommend candidates for consideration by the Governance Committee may do so by writing to Christopher Stanton, Corporate Secretary of the Company, at 2025 First Ave, Suite 320, Seattle, WA  98121, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating shareholder’s ownership of common stock not less than 90 nor more than 120 days prior to the next annual meeting of shareholders to assure time for meaningful consideration by the Governance Committee. There is no difference in the manner in which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a shareholder, by management or by the Board of Directors.

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

Mr. Liang, who is chair of the Audit Committee and the Compensation Committee, was selected by the Board of Directors to serve as the lead director for all meetings of the non-management directors held in executive session. The lead director has the responsibility of presiding at all executive sessions of the Board, consulting with the Chairman on Board and committee meeting agendas, acting as a liaison between management and the non-management directors, including maintaining frequent contact with the Chairman and advising him on various matters and facilitating communication between the non-management directors and management, as well as other responsibilities.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of the Company as required by applicable securities laws and rules of the SEC. The Code of Business Conduct and Ethics is posted on the Company’s website at www.lencomobile.com. The Company will post on its website any amendments to, or waivers from, any provision of its Code of Business Conduct and Ethics.

Communication between Shareholders and Directors

The Board of Directors does not currently have a formal process for shareholders to send communications to it. Nevertheless, every effort has been made to ensure that the views of shareholders are heard by the Board or by individual directors, as applicable, and that timely and appropriate responses are provided. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. Shareholders wishing to formally communicate with the Board may send communications directly to James L. Liang, Lead Director, c/o Pablo Capital, LLC, 1102 A1A North –Suite 208, Ponte Vedra Beach, FL  32082.

Risk Assessment Related to the Company’s Compensation Programs

The Compensation Committee is primarily responsible for the design and oversight of our equity and executive compensation programs. The Compensation Committee also monitors the policies and practices of overall compensation programs and has reviewed and discussed the concept of risk as it relates to compensation programs. The Compensation Committee has concluded that none of compensation programs create risks that are reasonably likely to have a material adverse effect on the Company.

Item 11.     Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned by our Chief Executive Officer and our other two most highly compensated executive officers (the “named executive officers”) for 2012 and 2011. Positions reported in the tables are those held by the named executive officers in 2012.

		Salary	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)
Michael Levinson (3)	2012	310,680	485,615	–	795,295
Executive Chairman	2011	275,000	333,333	–	608,333

Matthew Harris	2012	265,208	151,282	300,000	716,490
Chief Executive Officer	2011	4,615	–	–	4,615

Srini Kanidikattu	2012	217,183	89,771	75,000	381,954
Chief Technology Officer	2011	1,875	–	–	1,875

(1)	Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718. See Note 11, under the heading “Stock Options” in the Notes to Consolidated Financial Statements for assumptions made in determining these amounts.
(2)	Reflects the value of Series A Preferred Stock issued on December 27, 2012 in connection with an election to convert certain amounts payable under the Retention Bonus Agreements, discussed below, to Series A Preferred Stock of the Company.
(3)	Mr. Levinsohn’s employment agreement dated September 1, 2009 entitles him to receive a base salary in the amount of $25,000.00 per month.

2012 Elements of Compensation

The elements of our compensation for 2012 were base salary, bonus opportunity and equity awards. The compensation of our named executive officers is determined by the Compensation Committee in its discretion except to the extent specified in Mr. Levinsohn’s employment agreement.

Base Salary. Under the terms of an employment agreement entered with Mr. Levinsohn on September 1, 2009, Mr. Levinsohn is entitled to receive a monthly base salary of $25,000. Mr. Levinsohn agreed to accept less than that amount for 2012 and has agreed to accept a base salary of $275,000 for 2013. The Compensation Committee has the discretion to increase Mr. Levinsohn’s base salary, but has not done so.

Bonus. The Company established a bonus plan for 2012 that provided for a cash bonus opportunity for each of the named executive officers based on Company performance with respect to revenue and EBITDA targets. Target bonus opportunity and revenue and EBITDA targets were established by the Compensation Committee. Because 2012 performance targets were not met, none of the named executive officers received any bonus amounts for 2012.

Equity Awards. In March of 2012, the Company granted stock option awards to Mr. Harris and Mr. Kandiikattu under the Lenco Mobile Inc. 2011 Nonstatutory Stock Option Plan. These awards were made in connection with the acquisition of Archer USA and were fully vested at the time of grant. In April of 2012, the Company adopted the 2012 Incentive Plan, discussed below and granted stock options to the named executive officers under that plan. These options had vesting provisions that were based on Company achievement of certain revenue and EBITDA targets established by the Compensation Committee. The Compensation Committee retains discretion to make vesting determinations based on personal contributions of the named executive officers. For 2012, because performance targets were not met, no vesting of any shares occurred under the options granted under the 2012 Incentive Plan to Mr. Harris and Mr. Levinsohn. In March of 2013, the Compensation Committee determined that 1,000,000 of the shares subject to Mr. Kandikattu’s option would vest based on personal contributions of Mr. Kandikattu during 2012.

Employment Agreements

Levinsohn Employment Agreement. On September 1, 2009, the Company entered into an employment agreement with Mr. Levinsohn that provides for, among other things, a base salary of $25,000 per month, the opportunity to earn annual performance bonuses based on achievement of Company and personal objectives, and certain cash payments and benefits if Mr. Levinsohn is terminated without “cause” or resigns “for good reason” as those terms are defined in the employment agreement.

Retention Bonus Agreements. In connection with the acquisition of Archer USA, the Company entered into certain Retention Bonus Agreements with Mr. Harris and Mr. Kandikattu.

Pursuant to the agreement with Mr. Harris, Mr. Harris was entitled to receive a cash retention bonus of approximately $2.47 million and options to purchase 3.2 million shares of Company common stock. The stock option to purchase up to 3.2 million shares was issued in March of 2012 under the 2011 Nonstatutory Stock Option Plan. The retention bonus was payable in four installments: $87,500 by December 31, 2012, $580,000 on the earlier of a qualified financing of the Company of at least $10 million or July 1, 2012, $900,000 on December 27, 2012 and $900,000 on January 1, 2013. As of the December 31, 2012, all but the final $900,000 payment had been earned and issued or accrued. As permitted by his agreement, Mr. Harris elected to receive $300,000 of the $900,000 payment due on December 27, 2012 in the form of shares of Series A Preferred Stock. As a result of this election, the Company issued to Mr. Harris 1,681 shares of Series A Preferred Stock after withholding 1,083 shares from the gross total of 2,764 shares that was due to him.

Pursuant to the agreement with Mr. Kandikattu, Mr. Kandikattu was entitled to receive a cash retention bonus of approximately $287,505 and options to purchase 1.4 million shares of the Company common stock. The stock option to purchase up to 1.4 million shares was issued in March of 2012 under the 2011 Nonstatutory Stock Option Plan. The retention bonus was payable in four installments: $71,341 by December 31, 2012, $81,255 on the earlier of a qualified financing of the Company of at least $10 million or July 1, 2012, $75,000 on December 27, 2012 and $75,000 on January 1, 2013. As of the December 31, 2012, all but the final $75,000 payment had been earned and issued or accrued. As permitted by his agreement, Mr. Kandikattu elected to receive $75,000 payment due on December 27, 2012 in the form of Series A Preferred Stock. As a result of this election, the Company issued to Mr. Kandikattu 437 shares of Series A Preferred Stock after withholding 254 shares from the gross total of 691 shares that was due to him.

2012 Incentive Plan

Effective April 11, 2012, our Board of Directors approved the Lenco Mobile Inc. 2012 Incentive Plan. The purpose of the 2012 Incentive Plan is to attract, retain and motivate our employees, officers, directors, consultants, agents, advisors and independent contractors by providing them with the opportunity to acquire an equity interest in us and to align their interests and efforts to the long-term interests of our shareholders. The Board of Directors has delegated to the Compensation Committee the authority to administer the 2012 Incentive Plan. Awards may be granted under the 2012 Incentive Plan to our employees, officers, directors, consultants, agents, advisors and independent contractors and those of our subsidiaries and other related companies. The 2012 Incentive Plan initially authorizes the issuance of up to 53,000,000 shares of our common stock. In addition, any shares subject to outstanding awards under our 2009 Equity Incentive Plan and our 2011 Nonstatutory Stock Option Plan and subject to options assumed by the Company that were granted under the iLoop Mobile, Inc. Amended and Restated 2006 Equity Incentive Plan on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20,510,405 shares. The 2012 Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.

Potential Payments on Termination or Change in Control

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

Mr. Kandikattu's Retention Bonus Agreement.  Under his retention bonus agreement, if Mr. Kandikattu is terminated without cause or resigns for good reason, an aggregate amount of $212,000 will become immediately payable. Under the agreement, cause is defined as: (i) any willful breach or habitual neglect of his duties; (ii) any willful or intentional act that has the effect of injuring the reputation or business of the Company in any material respect; (iii)  any continued or repeated absence from attending to the affairs of the Company, after receiving written notification from the Company of such absence, unless such absence is approved or excused by our Board of Directors; (iv) conviction of, or plea of nolo contendere to, any felony; or (v) personal dishonesty involving money or property of the Company that results in material harm to the Company. Under the agreement, good reasons is defined generally as a resignation within six months after any of the following events and conditions shall have occurred without Mr. Kandikattu’s express written consent and his timely notice to the Company: (i) the material breach of the agreement by Company; (ii) a material reduction in his then current salary and/or benefits, unless the salary and/or benefits of other executives are proportionately reduced; (iii) any other action by the Company that results in material diminution of his status, position, authority, duties or responsibilities; or (iv) the required relocation of his principal place of business by the Company more than 30 miles from its location as of the date of the agreement without his consent.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

The following table provides information regarding unexercised stock options held by each of the named executive officers as of December 31, 2012.  There were no shares acquired pursuant to the exercise of options by each named executive officer during 2012.

	Number of Securities Underlying Unexcercised Options #		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	$(2)	Date
Michael Levinsohn (1)(3)	666,667	333,333	$0.12	6/30/2015
		6,500,000	$0.12	4/12/2022

Matt Harris	–	8,800,000	$0.12	4/12/2022

Srinivas Kandikattu (4)	–	3,000,000	$0.12	4/12/2022

(1)	Stock options vest 1/12th of the shares of common stock underlying the options every quarter.

(2)	On May 6, 2012, the Compensation Committee amended the 2/22/2011 options to reduce the exercise price to $0.12 per share, which it determined was the fair market value of our common stock on that date

(3)	Michael Levinsohn’s initial grant, issued on February 22, 2011, was repriced from $2.15 to $0.12 on April 11, 2012.

(4)	On March 11, 2013 the compensation committee vested 1,000,000 shares. He was granted an additional 1,000,000 shares as of March 11, 2013.

DIRECTOR COMPENSATION

			All Other
		Option Awards	Compensation	Total
	Year	($)(1)	($)(2)	($)
Michael Durden	2012	$9,976	–	$9,976

Jorgen Larsen	2012	$35,909	–	$35,909

James L. Liang	2012	$95,757	$26,220	$121,977

Derace Schaffer, M.D.	2012	$9,976	–	$9,976

(1)	Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 178. See Note 11, under the heading “Stock Options” in the Notes to Consolidated Financial Statements for assumptions made in determining these amounts.
(2)	Consists of amounts paid by the Company for health insurance premiums.

Director Compensation

We did not provide any cash compensation for any of our directors in 2012, other than the amounts paid on behalf of Mr. Liang for health insurance premiums.

In 2012, our Compensation Committee with the assistance of our chief executive officer undertook a review of compensation for non-employee directors in light of similarly situated companies and broader market trends. As a result of this review, the Compensation Committee recommended and the Board of Directors adopted an equity-based compensation program for 2012. Under this program, each nonemployee director in office since March 2011 received an option for the purchase of 500,000 shares that was fully vested on the date of grant. In addition, each nonemployee director received a grant of a stock option for the purchase of 1,200,000 shares, each such option having an exercise price equal to the then fair market value of the Company’s common stock and vesting in equal monthly installments over a three year period beginning on the date of the grant. This program continued during 2012, with each new director receiving a grant of a stock option for the purchase of 1,200,000 shares with similar terms, such option grant occurring on the date the new director is appointed to the Board of Directors.

Item 12.     Security ownership of certain beneficial owners and management and related stockholder matters.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012, we maintained four equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Two of these equity compensation plans, the Lenco Mobile Inc. 2009 Equity Incentive Plan and the iLoop Mobile Inc. Amended and Restated 2006 Equity Incentive Plan, have been approved by our stockholders or the stockholders of an acquired company. The Lenco Mobile, Inc. 2011 Nonstatutory Stock Option Plan and Lenco Mobile, Inc. 2012 Incentive Plan were not approved by our stockholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2012:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,357,615	$0.13	None

Equity compensation plans not approved by shareholders	58,519,000	$0.12	8,913,981
Total	62,876,615	$0.12	8,913,981

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of our stock as of March 15, 2013, by (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Lenco Mobile Inc., 2025 First Ave., Suite 320, Seattle, WA 98121.

The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes the shares underlying options held by such persons that are exercisable within 60 days of March 15, 2013 and includes shares underlying warrants, preferred stock and any other convertible securities held by such persons, but excludes shares underlying options, warrants, preferred stock and any other convertible securities held by any other person.

Our Series A Preferred Stock generally votes on an as-converted basis together with the holders of common stock as a single class and is convertible into shares of common stock at the earlier of (i) the second anniversary of the original issue date of the stock and (ii) the date that our EBITDA over the prior four fiscal quarters exceeds $15 million. The earliest second anniversary date for the Series A Preferred Stock is September 23, 2012. Accordingly, the shares of common stock into which the Series A Preferred Stock is convertible are included in the number of shares of common stock beneficially held in the table below.

Our Series A1 Preferred Stock also votes on an as-converted basis together with the holders of common stock as a single class and is convertible into shares of common stock at any time. None of the persons listed in the table below are beneficial owners of shares of our Series A1 Preferred Stock.

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

Name of Beneficial Owner			Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned	Number of shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned	Number of shares of Series B1 Preferred Stock Beneficially Owned	Percentage of Series B1 Preferred Stock Beneficially Owned	Number of shares of Series B2 Preferred Stock Beneficially Owned	Percentage of Series B2 Preferred Stock Beneficially Owned
Officers and Directors

Michael Levinsohn	Executive Chairman of Board and former Chief Executive Officer	(1)	15,363,786	18.36%	5,605	3.09%	–	–	–	–
Matt Harris	Chief Executive Officer and Director	(2)	6,642,540	7.62%	6,220	3.43%	–	–	–	–
Srinivas Kandikattu	Chief Operating Officer	(3)	3,043,010	3.64%	437	0.24%
James L. Liang	Director	(4)	15,500,778	16.59%	21,044	11.61%	–	–	–
Jorgen Larsen	Director	(5)	31,286,944	29.28%			43,790	49.92%	30,750	52.90%
Derace Schaffer	Director	(6)	8,953,056	10.01%	9,274	5.12%
Michael Durden	Director	(7)	200,000	0.25%

All current directors and executive officers as a group (10 persons)			81,885,115	57.37%	42,580	23.50%	43,790	49.92%	30,750	52.90%

5% Shareholders

Michael Levinsohn (1)			15,363,786	18.36%	5,605	5.48%	–	–	–	–
Rendez-Vous Management Limited (8)			9,700,000	12.05%	–	–	–	–	–	–
BasCorp Services Limited (9)			19,300,795	23.98%	–	–	–	–	–	–
Naretta, Inc. (10)			5,500,000	6.80%	–	–	–	–	–	–
Pablo Enterprises (11)			52,360,800	39.42%	119,652	66.00%
James L. Liang (4)			15,500,778	16.59%	21,044	11.61%
Jorgen Larsen (5)			31,286,944	29.28%	–	–	43,790	49.92%	30,750	52.90%
Matt Harris (2)			6,642,540	7.62%	6,220	3.43%
Derace Schaffer (6)			8,953,056	10.01%	9,274	5.12%

__________

(1)	Common stock beneficially owned consists of (i) 2,450,000 shares held by Mr. Levinsohn, (ii) 333,333 shares underlying exercisable options, (iii) 250,000 shares underlying options that are exercisable within 60 days of March 15, 2013, (iv) 60,000 shares underlying warrants held by Sterling Capital Partners, Inc., (v) 2,570,453 shares underlying Series A Preferred Stock held by Sterling Capital Partners, Inc., and (vi) 9,700,000 shares held by Rendez-Vous Management Limited. Rendez-Vous Management Limited is wholly owned by a trust. Mr. Levinsohn is one of a class of beneficiaries of the trust that owns Rendez-Vous Management Limited. BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The warrants and Series A Preferred Stock are held by Sterling Capital Partners, Inc. Mr. Levinsohn is the chief executive officer of Sterling Capital Partners, Inc. Mr. Levinsohn disclaims beneficial ownership of the shares held by Rendez-Vous Management Limited and the warrants and shares held by Sterling Capital Partners, Inc.

(2)	Common stock beneficially owned consists of (i) 3,200,000 fully vested options, (ii) 600,000 shares underlying warrants held by Mr. Harris, and (iii) 2,842,500 shares underlying 4,718 shares of Series A Preferred Stock held by Mr. Harris and 1,502 shares of Series A Preferred Stock held by CGM-IRA Custodian FBO Matthew Harris.
(3)	Common stock beneficially owned consists of (i) 2,830,602 shares underlying fully vested options, (ii) 12,000 shares underlying warrants, and (iii) 200,408 shares underlying Series A Preferred Stock held by Mr. Kandikattu.
(4)	Common stock beneficially owned consists of (i) 2,550,000 shares held by Mr. Liang, (ii) 800,000 shares underlying fully vested options, (iii) 100,000 shares underlying options that are exercisable within 60 days of March 15, 2013, (iv) 2,400,000 shares underlying warrants, and (v) 9,650,778 shares underlying 15,323 shares of Series A Preferred held by Mr. Liang, 4,275 shares of Series A Preferred Stock held by Paula L. Liang, 482 shares of Series A Preferred Stock held by a trust for the benefit of Benjamin Liang, 482 shares of Series A Preferred Stock held by a trust for the benefit of Margaret Liang and 482 shares of Series A Preferred Stock held by a trust for the benefit of Katherine Liang.
(5)	Common stock beneficially owned consists of (i) 4,927,339 shares held by Mr. Larsen, (ii) 300,000 shares underlying fully vested options, (iii) 100,000 shares underlying options that are exercisable within 60 days of March 15, 2013, (iv) 18,041,480 shares underlying shares of Series B1 Preferred Stock held by Mr. Larsen, and (v) 7,918,125 shares underlying shares of Series B2 Preferred Stock held by Mr. Larsen.
(6)	Common stock beneficially owned consists of (i) 100,000 shares underlying fully vested options, (ii) 100,000 shares underlying options that are exercisable within 60 days of March 15, 2013, (iii) 4,500,000 shares underlying warrants, and (iv) 4,253,056 shares underlying shares of Series A Preferred Stock held by Mr. Schaffer.
(7)	Common stock beneficially owned consists of (i) 100,000 shares underlying fully vested options, and (ii) 100,000 shares underlying options that are exercisable within 60 days of March 15, 2013.
(8)	BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Router des Acacias, 1227 Les Acacias, Geneva, Switzerland.
(9)	Includes (i) 9,700,000 shares held by Rendez-Vous Management Limited, (ii) 5,500,000 shares held by Naretta, Inc., (iii) 1,841,772 shares by Tamino Investments, Inc., (iv) 50,000 shares held by Target Equity Limited and (v) 2,209,023 shares held by BasNom Limited. BasCorp Services Limited is the sole corporate director of each of these entities and has the power to control the voting and disposition of the shares held by each of these entities. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by each of these entities through a vote by any two of BasCorp Services Limited’s directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for each of Rendez-Vous Management Limited, Naretta, Inc., Tamino Investments, Inc., Target Equity Limited and BasNom Limited is c/o BasCorp Services Limited, 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland. BasCorp Services Limited is the sole corporate director of Naretta, Inc. and has the power to control the voting and disposition of the shares held by Naretta, Inc. BasCorp Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Naretta, Inc. through a vote by any two of BasCorp's directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Route des Acacia, 1227 Les Acacias, Geneva, Switzerland.
(10)

BasCorp Services Limited is the sole corporate director of Naretta, Inc. and has the power to control the voting and disposition of the shares held by Naretta, Inc.. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Naretta, Inc. through a vote by any two of BasCorp Services Limited's directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Naretta, Inc. is c/o BasCorp Services Limited, 24 Router des Acacias, 1227 Les Acacias, Geneva, Switzerland.

(11)	Common stock beneficially owned consists of (i) 54,872,407 shares underlying shares of Series A Preferred Stock held by Pablo Enterprises LLC. and (ii) 9,000,000 shares underlying warrants.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

Related Person Transactions

We did not enter into any transactions with related persons during the year ended December 31, 2012 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years except for those transactions discussed below.

We have adopted a written policy in the Audit Committee Charter that our Audit Committee will review and approve all proposed related person transactions that would require disclosure pursuant to Item 404 of Regulation S-K or any other transaction involving the Company and any other person where the parties’ relationship is not arms’-length. The Audit Committee will review every transaction, or series of transactions, proposed or entered into by the Company, in which the amount exceeds $120,000, in which any of the following persons will have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any nominee for election as a director; (iii) any holder of our securities owning more than 5% of any class of Company stock and (iv) any member of the immediate family of any of the foregoing.

In July and August 2012, we entered into Note Purchase Agreements and issued the Series Notes in the aggregate principal amount of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The Lenders included James L. Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of our Board of Directors and a director of the Company, Chris Dukelow, our Chief Financial Officer, a retirement account for the benefit of Matthew Harris, our Chief Executive Officer, Robert J. Chiumento, Managing Director of Healthcare and Srinivas Kandikattu, our Chief Operating Officer. The terms of the debt financing, were substantially the same for all lenders.

On July 30, 2012, we issued the Larsen Note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million. The Senior Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Senior Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014. The Larsen Note was issued by the Company in connection with our repayment of the outstanding amount of the Bank Loan.

In March 2012, Mr. Liang loaned the Company $50,000 pursuant to a promissory note that accrues interest at 20%.

In March and June of 2012, we entered into purchase agreements with Matthew Harris, our Chief Executive Officer, pursuant to which we agreed to sell an aggregate of 1,502 shares of our Series A Convertible Preferred Stock at a purchase price of $165,000.

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

BAJL Investments, LLC, a Delaware corporation in which Mr. Liang is a partner, was an investor in Archer USA, having loaned Archer USA $1.0 million pursuant to the terms of a promissory note dated August 11, 2011. This debt was converted into 13,912 shares of our Series A Preferred Stock at a price of $108 per share on December 27, 2011.

In January 2012, Messrs. Harris, Ballard, Kandikattu and Becker elected to receive Series A Preferred Stock in lieu of certain amounts owed under their respective Retention Bonus Agreements.

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

Item 14.     Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES FEES

We selected Peterson Sullivan LLP as our independent registered public accounting firm in February 2012 for our fiscal year ended 2012 audit.

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

The following table sets forth the aggregate fees billed or expected to be billed for services from January 1, 2012 to December 31, 2012 by Peterson Sullivan LLP:

	2012	2011
Audit Fees	$84,000	$110,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$84,000	$110,000

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

	•	Report of Registered Public Accounting Firm - Peterson Sullivan LLP

	•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

	•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;

	•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011;

	•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and

	•	Notes to Consolidated Financial Statements.

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

April 2, 2013	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
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

April 2, 2013	/s/ Michael Levinsohn
Michael Levinsohn, Executive Chairman of the Board

April 2, 2013	/s/ Matthew Harris
Matthew Harris, Chief Executive Officer and Director (Principal Executive Officer)

April 2, 2013	/s/ Chris Dukelow
Chris Dukelow, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 2, 2013	/s/ Derace Schaffer, M.D
Derace Schaffer, Director

April 2, 2013	/s/ Michael Durden
Michael Durden, Director

April 2, 2013	/s/ Jorgen Larsen
Jorgen Larsen, Director

April 2, 2013	/s/ James Liang
James Liang, Director

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference
3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference (Commission File No. 000-153830).
3.3	Amendment No. 1 to Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.4	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B1 Convertible Preferred Stock	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B2 Convertible Preferred Stock	Filed as Exhibit 3.3 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File No. 000-153830).
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A1 Convertible Preferred Stock	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File No. 000-153830).
3.8	Amended and Restated Bylaws, as amended	Filed as Exhibit 3.1(II) to the registrant’s Form 8-K filed on October 29, 2012 and incorporated by reference herein (Commission File No. 000-153830).
4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as Exhibit 4.2 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as Exhibit 4.3 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as Exhibit 4.4 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as Exhibit 4.5 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).

4.6	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.7 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.7	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.8 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.8	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.9 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.9	Form of Promissory Note issued by the registrant to Floss Limited on November 10, 2009	Filed as Exhibit 4.10 to the registrant’s Form 10/A filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).
4.10	Form of Promissory Note Amendment to Promissory Notes Issued by the registrant on February 28, 2010	Filed as Exhibit 4.11 to the registrant’s Form 10 filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).
4.11	Amendment No. 2 to Convertible Promissory Note dated June 30, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 1, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.12	Amendment No. 2 to Convertible Promissory Note dated July 14, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.13	Convertible Promissory Bridge Note dated November 3, 2011	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 7, 2011 and incorporated herein by reference (Commission File 000-153830).
4.14	Convertible Promissory Bridge Note dated November 21, 2011	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on November 28, 2011 and incorporated herein by reference (Commission File 000-153830).
4.15	Form of Subordinated Promissory Note	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
4.16	Form of Senior Secured Promissory Note	Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.17	Form of Warrant	Filed as Exhibit 4.4 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.18	Promissory Note dated July 31, 2012 between Lenco Mobile Inc. and Jorgen Larsen	Filed as Exhibit 4.5 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.19	Form of Promissory Notes issued to Michael Durden, James Liang Bruce Anderson and Derance Scaffer	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on February 28, 2013, 2012 and incorporated herein by reference (Commission File 000-153830).
4.20	Form of Securities Purchase Agreement relating to 2013 Series A1 Convertible Preferred Stock Financing	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File 000-153830).

10.1	Form of Agreement of Lease between Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as Exhibit 10.22 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.2	Form of Sublease Agreement between NAC Inc. and iLoop Mobile, Inc. dated as of February 2, 2012	Filed herewith
10.3	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as Exhibit 10.10 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.4	2009 Equity Incentive Plan*	Filed as Exhibit 10.14 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.5	Form of Nonqualified Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.15 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.6	Form of Incentive Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.16 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.7	2012 Incentive Plan*	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.8	Form of Stock Option Grant Notice and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.2 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.9	Form of Restricted Stock Unit Grant Note and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.3 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-153830)
10.10	Lenco Mobile, Inc. 2011 Nonstatutory Stock Option Plan	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.11	Form of Indemnification Agreement*	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference (Commission File No. 000-153830).
10.12	Retention Bonus Agreement dated December 27, 2011 between Lenco Mobile Inc. and Matthew Harris*	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.13	Retention Bonus Agreement dated December 23, 2011, between Lenco Mobile Inc. and Srinivas Kandikattui*	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.14	Form of First Amendment to Retention Bonus Agreement dated January 31, 2012, entered into between Lenco Mobile Ince and each of Matthey Harris and Srinivas Kandikattu*	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.15	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as Exhibit 10.8 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).

10.16	Form of Securities Purchase Agreement dated December 23, 2011 related to Series A Convertible Preferred Stock Financing	Filed as Exhibit 10.4 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.17	Form of Securities Purchase Agreement dated December 27, 2011, entered into between Lenco Mobile Inc. And each of Matthew Harris and Srinivas Kandikattu	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.18	Form of Series A Preferred Securities Purchase Agreement related to Series A Convertible Preferred Stock Financing and the Investor parties thereto.	Filed as Exhibit 10.7 to the registrant’s Form 10-Q filed on October 19, 2012 and incorporated herein by reference (Commission File 000-153830).
10.19	Note Purchase and Security Agreement dated July 30, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
10.20	Note Purchase and Security Agreement dated August 3, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
10.21	Note Purchase and Security Agreement dated August 21, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 22, 2012 and incorporated herein by reference (Commission File 000-153830).
21	Subsidiaries of the Registrant	Filed herewith.
24	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*           Management contract or compensatory plan or arrangement

