Form 10-Q
period 2013-03-31
LENCO MOBILE INC.
filed 2013-05-15
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

206-467-5343
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

As of May 10, 2013, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$273	$618
Accounts receivable, net	2,606	1,832
Other current assets	338	226
Total current assets	3,217	2,676

Property and equipment, net	340	401

Other noncurrent assets:
Intangible assets - goodwill	14,896	14,953
Intangible assets - other, net	7,005	7,259
Other noncurrent assets	66	80
Total other noncurrent assets	21,967	22,292
Total assets	$25,524	$25,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,862	$6,712
Deferred revenue	167	304
Retention bonus	2,111	2,907
Preferred dividend payable	2,855	2,533
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	3,801	3,021
Liability for reclassified equity contracts	9,465	–
Total current liabilities	25,261	15,477

Long-term obligations, less current portion, net of debt discount (of $1,069, and $1,044 respectively)	6,038	6,104
Total liabilities	31,299	21,581

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 174,229 shares issued and outstanding at March 31, 2013 and at December 31, 2012, respectively, Liquidation Preference $20,711
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 9,000 and 0 shares issued and outstanding at March 31, 2013 and at December 31, 2012 respectively, Liquidation Preference $9,000
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at both March 31, 2013 and at December 31, 2012, Liquidation Preference $9,035
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at both March 31, 2013 and at December 31, 2012, Liquidation Preference $5,987
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 80,478,648 shares issued and outstanding at both March 31, 2013 and at December 31, 2012	81	81
Additional paid in capital	91,489	91,248
Accumulated other comprehensive loss	(393)	(306)
Accumulated deficit	(96,653)	(86,936)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(5,775)	3,788

Total liabilities and shareholders' equity	$25,524	$25,369

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share data)
Revenue	$3,661	$4,056
Cost of sales	1,416	1,699
Gross profit	2,245	2,357

Operating expense:
Sales and marketing	1,881	1,547
General and administrative	908	1,698
Research and development	823	1,025
Depreciation and amortization	305	487
Total operating expense	3,917	4,757

Loss from operations	(1,672)	(2,400)

Other income (expense):
Interest expense, net	(348)	(76)
Other income (expense), net	(30)	392
Valuation of reclassified equity contracts	(7,358)	–
Total other income (expense)	(7,736)	316

Loss from operations before income taxes	(9,408)	(2,084)

Provision for income taxes	–	82

Income attributable to noncontrolling interest	–	(204)
Net loss attributable to Lenco Mobile Inc.	(9,408)	(2,370)

Preferred stock dividends	(296)	(271)
Series A Preferred Stock accretion of beneficial conversion feature	(14)	(1,341)

Net loss attributable to common stockholders	$(9,718)	$(3,982)

Basic and diluted net loss per share applicable to common stockholders
Net loss per share applicable to common stockholders	$(0.12)	$(0.05)

Weighted average shares used in per share calculation - basic and diluted	80,478,648	80,581,992

The accompanying notes are an integral part of these condensed consolidated financial statements

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2013	2012
	(In thousands)
Net loss	$(9,408)	$(2,166)
Foreign currency translation adjustment	(393)	178
Total comprehensive loss	$(9,801)	$(1,988)

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(9,408)	$(2,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	7,358	–
Change attributable to noncontrolling interest	–	204
Depreciation and amortization	305	487
Stock compensation expense	470	295
Amortization of debt discount	160	–
Changes in operating assets and liabilities:
Accounts receivable	(774)	(850)
Other current and non-current assets	(112)	127
Accounts payable, accrued expenses, and other current liabilities	186	(658)
Other	(198)	–
Income taxes receivable	–	439
Net cash used in operating activities - continuing operations	(2,013)	(2,326)
Net cash used in operating activities - discontinued operations	–	–
Net cash used in operating activities	(2,013)	(2,326)

Cash flows from financing activities:
Payment of debt	–	(627)
Proceeds from issuance of Series A Preferred Stock	174	917
Proceeds from issuance of Series A1 Preferred Stock	900
Proceeds from issuance of Notes	600	–
Purchase of Treasury Stock		(232)
Net cash used in provided by financing activities	1,674	58

Effect of exchange rate changes on cash and cash equivalents	(6)	135

Net change in cash and cash equivalents	(345)	(2,133)
Cash and cash equivalents, beginning of period	618	3,098
Cash and cash equivalents, end of period	$273	$965

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$82
Cash paid for interest	$–	$33
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(310)	$(1,612)
Conversion of Retention Bonus for Series A Preferred	$600	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

LENCO MOBILE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012

Note 1.  Summary of Significant Accounting Principles

Basis of Presentation and Principals of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any future period.

Reclassifications

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the classification used in fiscal year 2013.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Note 2.  Liquidity and Going Concern

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At March 31, 2013, we had total cash and cash equivalents of approximately $0.3 million and working capital deficit of $22.0 million. In February 2013, the Company entered into promissory note agreements by and among the Company and certain lenders in aggregate principal amount of $600,000 (collectively, the "Bridge Notes"). The Bridge Notes mature on the earlier of (a) the date on which the Company closes a preferred stock financing of at least $1.0 million, and (b) the date that is 90 days after the note was issued. The Bridge Notes require the Company to pay the original principal amount of the Bridge Notes plus a 10% financing fee on the maturity date in cash or Series A1 Preferred Stock at the option of the holder. The Bridge Notes are secured by a security interest in certain assets of the Company.

In addition, in March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we agreed to sell an aggregate of 9,000 shares of newly created Series A1 Convertible Preferred Stock at a purchase price of $100 per share, raising aggregate gross proceeds of approximately $0.9 million.

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

For the three months ended March 31, 2013, we reported a net loss from operations of approximately $9.4 million, and for the three months ended March 31, 2012, we reported a net loss from operations of approximately $2.2 million. For the three months ended March 31, 2013 and 2012, we had negative cash flows from operations of $2.0 million and $2.3 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In addition to our working capital deficit, as of March 31, 2013, we had outstanding the Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and the Larsen Note in the amount of $2.2 million. We also had $2.1 million of retention bonus obligations and an aggregate of $2.6 million outstanding under subordinated notes as further described below.

In connection with the Archer USA Inc. (“Archer USA”) acquisition, on December 27, 2011, we issued $2.6 million of subordinated promissory notes to certain Archer USA debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We have not made any payments on these notes and plan on repaying when we have sufficient resources to satisfy these obligations.

Additionally, retention bonus obligations of $2.1 million as of March 31, 2013, were issued to certain employees in conjunction with the acquisition of Archer USA. A portion of these obligations was due on July 1, 2012, December 27, 2012, and January 1, 2013. The agreements specifically state that upon non-payment interest accrues at an annual rate of 6%. In January, 2013, Mathew Harris elected to convert $0.6 million of his retention bonus agreement into 5,207 shares of our Series A Preferred Stock. We do not plan on paying the remaining obligations until such time as our resources permit.

We may need to raise additional capital to fund our working capital requirements, capital expenditures and operations. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly.

Note 3. Accounts Receivable, net

	March 31,	December 31,
	2013	2012
	(In thousands)
Accounts receivable – trade	$2,722	$2,062
Allowance for doubtful accounts	(116)	(230)
Accounts receivable, net	$2,606	$1,832

We have traditionally experienced high customer concentration, resulting in large accounts receivable from individual customers. The determination for the creditworthiness of these customers and whether or not an allowance is appropriate could have a significant impact on our results of operations for any quarter. As of March 31, 2013 one customer represented approximately 22% of accounts receivable. At December 31, 2012 one customer represented approximately 16% of accounts receivable.

Note 4.  Commitments and Contingencies

Retention Bonus Obligations

Retention bonus obligations of $2.1 million and $2.9 million as of March 31, 2013 and December 31, 2012, respectively, were issued to certain employees in conjunction with the acquisition of Archer USA. A portion of these obligations was due on July 1, 2012, and the remaining portions were due on December 27, 2012 and January 1, 2013. The agreements specifically state that upon non-payment interest accrues at an annual rate of 6%. We did not make the July 1, 2012 payment and we do not plan on paying these obligations until such time as our resources permit. In January, 2013, Mathew Harris elected to convert $0.6 million of his retention bonus agreement into 5,207 shares of our Series A Preferred Stock.

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

Archer USA is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. Archer USA, Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for assets developed by ApS on behalf of Archer USA. The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action. If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. Archer USA, Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claims breach of contract and failure to pay wages under a retention bonus agreement between Plaintiff and the Company, and seeks approximately $200,000 in wages, double damages, attorneys’ fees and costs. The parties commenced discovery in May 2012. We believe the claims are without merit and intend to vigorously defend against them.

We are a party to an action in Nigeria captioned Skynet Telecommunications Limited, Living the Brand Limited v. Archer Mobile South Africa, Lenco Mobile Inc. USA, Suit No: LD/117/2012 (In the High Court of Lagos State in the Lagos Judicial Division Holden at Lagos, filed March 26, 2012). Plaintiffs claim more than $100,000,000 in damages for breach of an alleged partnership agreement with Archer Mobile South Africa. The Company is preparing to file its Statement of Defense in accordance with applicable court procedures.  We believe the claims are without merit and intend to vigorously defend against them.

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

Note 5. Related party transactions

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

During the three months ending March 31, 2013, Matthew Harris elected to convert $0.6 million of his retention for Series A Preferred stock pursuant to the amended retention bonus agreements.

Note 6. Debt

At March 31, 2013 and December 31, 2012, debt was comprised of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Current portion of long-term debt obligations	3,801	3,021
Long-term obligations, net of debt discount	6,038	6,104
Total debt	9,839	9,125

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

Note 7. Stock Options and Warrants

As of March 31, 2013, there were 8.9 million shares of common stock available for issuance pursuant to our equity compensation plans.  Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock.   In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the three months ended March 31, 2013 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	54,065,045	$0.12

Granted	4,820,000	0.03
Exercised	–	–
Cancelled or expired	–	–

Outstanding at March 31, 2013	58,885,045	$0.12	4.82

Exercisable at March 31, 2013	20,547,297	$0.12

Vested and expected to vest at March 31, 2013	58,885,045	$0.12	4.82

The fair value of the stock options granted for the three months ended March 31, 2013 was determined to be approximately $.2 million, which will be amortized over the vesting period of three years. At March 31, 2013, there was approximately $3.7 million of unamortized stock-based compensation cost related to non-vested stock options issued.  That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.25 years.

Stock based compensation is allocated as follows (in thousands):

Stock-based compensation expense:

	Three Months Ended March 31,
	2013	2012

Sales and marketing	$131	$99
General and administrative	264	101
Research and development	75	95
	$470	$295

Changes in outstanding warrants were as follows during the three months ended March 31, 2103:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
Date of Issue	March 31, 2013	Exercise Price	Expiration

November 1, 2009	175,000	$3.50	November 1, 2013
July 1, 2009	600,000	$3.20	February 2014
February 1, 2009	644,166	$1.00	February 1, 2014
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
	25,338,166

In conjunction with Senior Notes issued in July and August, 2012, we issued warrants to purchase up to 12,000,000 shares of common stock at an exercise price of $0.10 per share. The Senior Notes contained protective provisions that provide for a one-time adjustment upon certain issuance of additional equity or the incurrence of certain indebtedness by the Company. Because the issuance of the Bridge Notes without the consent of the holders of a majority of the majority of the indebtedness represented by the Senior Notes would trigger the adjustment, the Company approved the adjustment in connection with obtaining the consent of the Senior Note holders to issuing the Bridge Notes. As a result of the adjustment, the number of shares of common stock issuable pursuant to the warrants increased to 24,000,000 and the exercise price was reduced to $0.05 per share.

The modified warrants and new warrants issued were valued at a relative fair value of approximately $1.2 million which resulted in an adjustment of approximately $0.2 million and was recorded as debt discount and additional paid in capital. After the modification and issue of the additional 12,000,000 warrants, debt discount at March 31, 2013, was approximately $1.1 million.

Liability For Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with ASC Topic 815, Derivatives and Hedging, the Company accounts for contracts for the issuance of common stock that are in excess of authorized shares as a liability that is recorded at fair value.  This liability is required to be remeasured at each reporting period with any change in value to be included in other income and expense until such time as there is no longer an excess of the number of issued and potentially issuable securities over the number of authorized shares.  This condition will change either because of an increase in the authorized number of shares or a reverse stock split as approved by shareholders or a reduction in the number of potentially issuable securities.  At that time any existing liability will be eliminated.

On January 1, 2013, the combined total of the Company’s issued shares and its potentially issuable shares exceeded the authorized number of shares by 60,100,524 potentially issuable shares.  This excess arose because of the conversion features of certain preferred shares that were triggered on that date, issuance of warrants and stock options.  At this initial measurement date, the fair value of the potentially issuable shares in excess of the authorized number of common shares was approximately $2.1 million, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge to shareholders’ equity.  This liability was recorded based on the valuation of the last contracts to contribute to the excess.

As of March 31, 2013, potentially issuable shares in excess of the authorized number of common shares remained 60,100,524 potentially issuable shares, the fair value of which was remeasured at approximately $9.5 million.  The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $7.4 million for the quarter then ended.  The expense has been recorded as valuation of reclassified equity contracts.

Note 8. Stockholders’ equity (deficit)

In March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 9,000 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

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

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2012 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on April 2, 2013.

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

Overview

We are a global provider of proprietary mobile messaging and mobile web solutions to large enterprises and marketing agencies. Historically, our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile messaging and mobile web industry, having been engaged in the mobile industry since early 2008.

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

Liquidity, Going Concern and Capital Resources

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At March 31, 2013, we had total cash and cash equivalents of approximately $0.3 million and working capital deficit of $22 million. In February 2013, the Company entered into promissory note agreements by and among the Company and certain lenders in aggregate principal amount of $600,000 (collectively, the "Bridge Notes"). The Bridge Notes mature on the earlier of (a) the date on which the Company closes a preferred stock financing of at least $1.0 million, and (b) the date that is 90 days after the note was issued. The Bridge Notes require the Company to pay the original principal amount of the Bridge Notes plus a 10% financing fee on the maturity date in cash or Series A1 Preferred Stock at the option of the holder. The Bridge Notes are secured by a security interest in certain assets of the Company.

In addition, in March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we agreed to sell an aggregate of 9,000 shares of newly created Series A1 Convertible Preferred Stock at a purchase price of $100 per share, raising aggregate gross proceeds of approximately $0.9 million.

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

For the three months ended March 31, 2013, we reported a net loss from operations of approximately $9.4 million, and for the three months ended March 31, 2012, we reported a net loss from operations of approximately $2.2 million. For the three months ended March 31, 2013 and 2012, we had negative cash flows from operations of $2.0 million and $2.3 million, respectively. We anticipate we will continue to incur losses in the future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

In addition to our working capital deficit, as of March 31, 2013, we had outstanding the Senior Secured Promissory Notes in an aggregate principal amount of $4.0 million and the Larsen Note in the amount of $2.2 million. We also had $2.1 million of retention bonus obligations and an aggregate of $2.6 million outstanding under subordinated notes as further described below.

In connection with the Archer USA acquisition, on December 27, 2011, we issued $2.6 million of subordinated promissory notes to certain Archer USA debt holders. We are required to repay 30% of the outstanding principal amount of the subordinated notes on each of the first and second anniversary of the date of issuance and the remainder of the principal amount on the third anniversary of the date of issuance. These notes are non-recourse and upon default the sole remedy is a default annual interest rate of 14%. We have not made any payments on these notes and plan on repaying when we have sufficient resources to satisfy these obligations.

Additionally, retention bonus obligations of $2.1 million as of March 31, 2013, were issued to certain employees in conjunction with the acquisition of Archer USA. A portion of these obligations was due on July 1, 2012, December 27, 2012, and January 1, 2013. The agreements specifically state that upon non-payment interest accrues at an annual rate of 6%. In January, 2013, Mathew Harris elected to convert $0.6 million of his retention bonus agreement into 5,207 shares of our Series A Preferred Stock. We do not plan on paying the remaining obligations until such time as our resources permit.

We may need to raise additional capital to fund our working capital requirements, capital expenditures and operations. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly.

Recent Financing Transactions

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

In March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 9,000 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

Discussion of Cash Flows

We used cash of approximately $2.0 million and $2.3 million in our operating activities in the three months ended March 31, 2013 and 2012.

We used cash of approximately $0.0 million in our investing activities in the three months ended March 31, 2013 and 2012, respectively.

Our financing activities provided cash of approximately $1.7 million and $0.1 million in the three months ended March 31, 2013 and 2012, respectively, due to proceeds from sales of Series A and Series A1 Preferred Stock, along with the issuance of the Notes.

Results of Operations

The discussion below pertains only to our results of operations on a condensed consolidated basis for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Consolidated Statements of Operations Data:

	Three Months Ended March 31,
	(In thousands, except share data)
	2013	2012	Diff	% Change

Revenue	$3,661	$4,056	$(395)	-10%
Cost of sales	1,416	1,699	(283)	-17%
Gross profit	2,245	2,357	(112)	-5%

Operating expense:
Sales and marketing	1,881	1,547	334	22%
General and administrative	908	1,698	(790)	-47%
Research and development	823	1,025	(202)	-20%
Depreciation and amortization	305	487	(182)	-37%
Loss from operations	(1,672)	(2,400)	728	30%
Total other income (expense)	(7,736)	316	(8,052)	-2548%
Loss before income taxes	(9,408)	(2,084)	(7,324)	-351%
Income tax (expense) benefit	–	(82)	82	100%
Net loss	$(9,408)	$(2,166)	$(7,242)	-334%

Basic and Diluted net loss per share	$(0.12)	$(0.05)

Balance Sheet Data:

	As of
	March 31,	March 31,
	2013	2012
Balance sheet data:	(In thousands)
Cash and cash equivalents and accounts receivable, net	$2,879	$2,450
Fixed assets, net	340	401
Total assets	25,524	25,369
Current liabilities	25,261	6,104
Working capital	(22,044)	(12,801)

Quarter ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Revenues

Revenue for the three months ended March 31, 2013 was $3.7 million a decrease of 10% compared to the same period in 2012. The decrease in revenue was primarily related to a 16% decrease in the South African Rand exchange rate.

Cost of Sales

For the three months ended March 31, 2013 and 2012 cost of sales were 39% and 42% respectfully. The reduction in cost of sales was a result of improved aggregator and carrier costs.

Gross Profit

Gross Profit increased by 3% to 61% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The improvement in Gross Profit for the quarter was a result of improved aggregator and carrier costs.

Operating expenses

The increase in sales and marketing expenses of 22% to $1.9 million for the three months ending March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012 is primarily related to an increase in sales personnel and marketing initiatives.

For the three months ended March 31, 2013 and 2012, general and administrative expenses are down 47% to $0.9 million which is related to a decrease in legal and professional fees along with a decrease in personnel cost.

Research and development cost decreased $0.2 million or 20% to $0.8 million for the three months ended March 31, 2013 compared to $1.0 million in research and development cost for the three months ended March 31, 2012, the cost for that period was primarily related to the acquisition of Archer USA and its significant research and development efforts at that time.

As a percentage of revenue for the three months ended March 31, 2013 operating expenses decreased 10% to $3.9 million compared to $4.8 million for the three months ended March 31, 2012.

Other income (expense)

As of March 31, 2013 the fair value of the shares in excess of the authorized shares was approximately $9.5 million which resulted in a charge to other income during the quarter of approximately $7.4 million.

Provision for income taxes

For the three months ended March 31, 2013 and 2012, we did not record any tax benefit.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Christopher Dukelow, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on April 2, 2013 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of certain material weakness in our internal controls over financial reporting. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

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

We are party to an action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff alleges breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). Plaintiff seeks compensatory damages and interest up to a total of $1.5 million. The parties commenced discovery in November of 2012. We believe the claims are without merit and intend to vigorously defend against them.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on April 2, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 9,000 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share (the “Series A1 Financing”).

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

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we agreed to sell an aggregate of 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

ITEM 3.  EXHIBITS

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

