Form 10-Q
period 2013-06-30
LENCO MOBILE INC.
filed 2013-08-14
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 14, 2013, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,087	$618
Accounts receivable, net	3,730	1,832
Other current assets	423	226
Total current assets	5,240	2,676

Property and equipment, net	290	401

Other noncurrent assets:
Intangible assets - goodwill	14,854	14,953
Intangible assets - other, net	6,751	7,259
Other noncurrent assets	82	80
Total other noncurrent assets	21,687	22,292
Total assets	$27,217	$25,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,935	$6,712
Deferred revenue	93	304
Retention bonus	2,213	2,907
Preferred dividend payable	3,543	2,533
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	3,649	3,021
Liability for reclassified equity contracts	4,597	–
Total current liabilities	22,030	15,477

Long-term obligations, less current portion, net of debt discount (of $881, and $1,044 respectively)	8,217	6,104
Total liabilities	30,247	21,581

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 174,229 shares issued and outstanding at June 30, 2013 and at December 31, 2012, respectively, Liquidation Preference $20,711
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 0 shares issued and outstanding at June 30, 2013 and at December 31, 2012 respectively, Liquidation Preference $9,773
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at both June 30, 2013 and at December 31, 2012, Liquidation Preference $9,035
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at both June 30, 2013 and at December 31, 2012, Liquidation Preference $5,987
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 80,478,648 shares issued and outstanding at both June 30, 2013 and at December 31, 2012	81	81
Additional paid in capital	92,841	91,248
Accumulated other comprehensive loss	(497)	(306)
Accumulated deficit	(95,156)	(86,936)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(3,030)	3,788

Total liabilities and shareholders' equity	$27,217	$25,369

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Revenue	$4,104	$4,238	$7,765	$8,294
Cost of sales	2,196	1,640	3,612	3,339
Gross profit	1,908	2,598	4,153	4,955

Operating expense:
Sales and marketing	1,522	1,231	3,403	2,478
General and administrative	1,020	1,821	1,930	3,519
Research and development	1,165	1,335	1,987	2,662
Depreciation and amortization	297	479	602	966
Total operating expense	4,004	4,866	7,922	9,625

Loss from operations	(2,096)	(2,268)	(3,769)	(4,670)

Other income (expense):
Interest expense, net	(595)	(132)	(942)	(208)
Other income (expense), net	(5)	174	(7)	566
Valuation of reclassified equity contracts	4,868	–	(2,501)	–
Total other income (expense)	4,268	42	(3,450)	358

Income (loss) from operations before income taxes	2,172	(2,226)	(7,219)	(4,312)

Provision for income taxes	(28)	28	(11)	110

Income attributable to noncontrolling interest	–		–	(204)
Net income (loss) attributable to Lenco Mobile Inc.	2,200	(2,254)	(7,208)	(4,626)

Preferred stock dividends	(703)	(285)	(998)	(555)
Series A Preferred Stock accretion of beneficial conversion feature	–	(1,341)	(14)	(2,681)

Net income (loss) attributable to common stockholders	$1,497	$(3,880)	$(8,220)	$(7,862)

Basic and diluted net income (loss) per share applicable to common stockholders
Net income (loss) per share applicable to common stockholders - basic	$0.02	$(0.05)	$(0.10)	$(0.11)
Net income (loss) per share applicable to common stockholders - diluted	$0.01	$(0.05)	$(0.10)	$(0.11)
Weighted average shares used in per share calculation - basic	80,478,648	80,544,300	80,478,648	80,563,250
Weighted average shares used in per share calculation - diluted	151,421,864	80,544,300	80,478,648	80,563,250

The accompanying notes are an integral part of these condensed consolidated financial statements

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss) attributable to Lenco Mobile, Inc.	$2,200	$(2,254)	$(7,208)	$(4,626)
Foreign currency translation adjustment	(105)	(165)	(191)	13
Total comprehensive income (loss)	$2,095	$(2,419)	$(7,399)	$(4,613)

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(7,208)	$(4,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	2,490	–
Change attributable to noncontrolling interest	–	204
Depreciation and amortization	602	966
Stock compensation expense	949	856
Amortization of debt discount	163	–
Changes in operating assets and liabilities:
Accounts receivable	(1,898)	(469)
Other current and non-current assets	(197)	64
Accounts payable, accrued expenses, and other current liabilities	1,534	(536)
Other	186	–
Income taxes receivable	–	453
Net cash used in operating activities	(3,379)	(3,088)

Cash flows from investing activities:
Purchase of property and equipment		(79)
Net cash used in investing activities		(79)

Cash flows from financing activities:
Payment of debt	–	(627)
Proceeds from issuance of Series A Preferred Stock	174	1,053
Proceeds from issuance of Series A1 Preferred Stock	1,150	–
Proceeds from issuance of Notes	2,600	–
Purchase of Treasury Stock		(232)
Net cash provided by financing activities	3,924	194

Effect of exchange rate changes on cash and cash equivalents	(76)	24

Net change in cash and cash equivalents	469	(2,949)
Cash and cash equivalents, beginning of period	618	3,098
Cash and cash equivalents, end of period	$1,087	$149

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$82
Cash paid for interest	$–	$68
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(1,012)	$(3,237)
Conversion of Retention Bonus for Series A Preferred	$600	$–
Conversion of a portion of the Bridge Note of Series A1 Preferred	$600	$–

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any future period.

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

Note 2.  Liquidity

As of June 30, 2013, we had cash and cash equivalents of approximately $1.1 million and a working capital deficit of $16.8 million. We incurred a net loss of $7.2 million and net cash used in operations of $3.4 million for the six months ended June 30, 2013. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

We may require additional capital to support our working capital needs in the future. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly.

Note 3.  Commitments and Contingencies

Retention Bonus Obligations

In connection with the acquisition of Archer USA, the Company entered into retention bonus arrangements with certain, key employees. As of June 30, 2013 and December 31, 2012, the outstanding amounts owed under these arrangements were $2.2 million and $2.9 million, respectively. Interest accrues at an annual rate of 6% on any outstanding amounts. We do not plan on paying these obligations until such time as our resources permit. In January, 2013, Matthew Harris, CEO, elected to convert $0.6 million of his retention bonus agreement into 5,207 shares of our Series A Preferred Stock.

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

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The judge just recently granted a partial summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  As a result, the current claim is for approximately $280,000 in retention bonus payments, attorneys’ fees and costs, plus pre and post-judgment interest. The parties have completed discovery and are preparing for trial in October 2013. We believe the claims are without merit and intend to vigorously defend against them.

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

Note 4. Related Party Transactions

As previously discussed, Matthew Harris elected to convert $0.6 million of his retention bonus into Series A Preferred stock in January 2013.

On February 15, 2013, the Company issued a promissory note to Michael Durden, a director of the Company, in the amount of $100,000. On February 22, 2013, the Company issued a promissory note to James Liang, a director of the Company, in the amount of $100,000 and a promissory note to Pablo Enterprises, in the amount of $200,000. On February 27, 2013, the Company issued a promissory note to Derace Schaffer, a director of the Company, in the amount of $200,000 (collectively, the "Bridge Notes").

In June 2013, James Liang, Pablo Enterprises, and Derace Schaffer elected to convert their Bridge Notes totaling $550,000, including accrued interest of $50,000, into 5,500 shares of Series A 1 Preferred stock. The remaining Bridge Note to Michael Durden is currently past the maturity date and we are reviewing options for settlement.

In June 2013, the Company issued Senior Secured Promissory Notes to James Liang, a director of the Company, in the amount of $325,000, a promissory note to Derace Schaffer, a director of the Company, in the amount of $525,000, and a promissory note to Pablo Enterprises in the amount of $900,000 (collectively, the “Senior Notes”).

Note 5. Debt

Debt consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Current portion of long-term debt obligations	3,649	3,021
Long-term obligations, net of debt discount	8,217	6,104
Total debt	11,866	9,125

In June 2013, the Company entered into a Note Purchase and Security Agreements with certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes (the “Senior Notes” defined below) in an aggregate principal amount of $2.0 million.

The Senior Notes mature on January 15, 2015. The Company may prepay the Senior Notes in whole or in part from time to time without premium or penalty. Pursuant to the Senior Notes, the Company is obligated to pay the Lenders a fee that is calculated based on the timing of the amounts that are repaid. For amounts repaid on or before October 15, 2013, the fee is two and one half percent (2.5%) of the amount repaid. For amounts repaid after October 15, 2013 but on or before January 15, 2014, the fee is ten percent (10%) of the amount repaid. For amounts repaid after January 15, 2014 but on or before April 15, 2014, the fee is thirty percent (30%) of the amount repaid. For amounts repaid after April 15, 2014 but on or before July 15, 2014, the fee is sixty percent (60%) of the amount repaid. We are actively exploring means to reduce our cost of capital. For amounts repaid after July 15, 2014 but on or before October 15, 2014, the fee is one hundred percent (100%) of the amount repaid. For amounts repaid after October 15, 2014 but on or before January 15, 2015, the fee is one hundred and fifty percent (150%) of the amount repaid. We are actively exploring means to reduce our cost of capital.

In February 2013, the Company issued Bridge Notes to certain lenders in an aggregate principal amount of $600,000. The Bridge Notes mature on the earlier of (a) the date on which the Company closes a preferred stock financing of at least $1,000,000, and (b) the date that is 90 days after the note was issued. The Bridge Notes require the Company to pay the original principal amount of the Bridge Notes plus a 10% financing fee on the maturity date. The Bridge Notes are secured by a security interest in certain assets of the Company.

As previously discussed, certain Lenders elected to forgive amounts owed to them under the Bridge Notes in exchange for shares of Series A 1 Preferred stock. The remaining Bridge Note to Michael Durden is currently past the maturity date and we are reviewing options for settlement.

Note 6. Stock Options and Warrants

As of June 30, 2013, there were 8.9 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the months ended June 30, 2013 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	58,885,045	$0.12

Granted	–	–
Exercised	–	–
Cancelled or expired	–	–

Outstanding at June 30, 2013	58,885,045	$0.12	4.57

Exercisable at June 30, 2013	24,876,880	$0.12

Vested and expected to vest at June 30, 2013	58,885,045	$0.12	4.57

At June 30, 2013, there was approximately $3.2 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.0 years.

Stock based compensation is allocated as follows (in thousands):

Stock-Based Compensation Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales and marketing	$137	$34	$268	$135
General and administrative	267	382	531	482
Research and development	75	144	150	239
	$479	$560	$949	$856

Changes in outstanding warrants were as follows during the three months ended June 30, 2013:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
Date of Issue	June 30,	Exercise	Expiration
	2013	Price

November 1, 2009	175,000	$3.50	November 1, 2013
July 1, 2009	600,000	$3.20	February 1, 2014
February 1, 2009	644,166	$1.00	February 1, 2014
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
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

The modified warrants and new warrants issued were valued at a relative fair value of approximately $1.2 million which resulted in an adjustment of approximately $0.2 million and was recorded as debt discount and additional paid in capital. After the modification and issue of the additional 12,000,000 warrants, debt discount at June 30, 2013, was approximately $0.9 million.

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

On January 1, 2013, the combined total of the Company’s issued shares and its potentially issuable shares exceeded the authorized number of shares by 60,100,524 potentially issuable shares.  This excess arose because of the conversion features of certain preferred shares that were triggered on that date, and issuances of warrants and stock options.  At this initial measurement date, the fair value of the potentially issuable shares in excess of the authorized number of common shares was approximately $2.1 million, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge to shareholders’ equity.  This liability was recorded based on the valuation of the last contracts to contribute to the excess.

As of June 30, 2013, potentially issuable shares in excess of the authorized number of common shares were 70,943,216 potentially issuable shares, the fair value of which was remeasured at approximately $4.6 million.  The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $4.9 million for the quarter then ended.  The income has been recorded as valuation of reclassified equity contracts.

Note 7. Stockholders’ Equity (Deficit)

During the six months ended June 30, 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 11,500 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

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

Negative Covenants:  As long as any preferred stock is outstanding, we are prohibited from taking any of the following actions without the consent of a majority of the then outstanding preferred stock voting as a single class with the holders of the Series A Convertible Preferred Stock:

•	change adversely the rights given to the preferred stock;

•	authorize or create any security ranking senior to or otherwise pari passu with the preferred stock;

•	amend our charter documents in any manner that adversely affects any rights of the preferred stock;

•	increase the number of authorized shares of preferred stock;

•	declare or pay any cash dividend or distribution on or purchase or redeem any junior securities; and

•	purchase or redeem any shares of preferred stock other than in accordance with the certificate of designation.

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

Conversion Price: The conversion price is $0.20 per share.

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

Overview

We are a global provider of mobile engagement solutions to large enterprises and wireless carriers. Historically, our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile marketing platform and services provider. Our strategy is to focus on selling our mobile engagement solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile engagement industry.

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

Consolidated Statements of Operations Data:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands, except share data)				(In thousands, except share data)
	2013	2012	Diff	% Change	2013	2012	Diff	% Change

Revenue	$4,104	$4,238	$(134)	-3%	$7,765	$8,294	$(529)	-6%
Cost of sales	2,196	1,640	556	34%	3,612	3,339	273	8%
Gross profit	1,908	2,598	(690)	-27%	4,153	4,955	(802)	-16%

Operating expense:
Sales and marketing	1,522	1,231	291	24%	3,403	2,478	925	37%
General and administrative	1,020	1,821	(801)	-44%	1,930	3,519	(1,589)	-45%
Research and development	1,165	1,335	(170)	-13%	1,987	2,662	(675)	-25%
Depreciation and amortization	297	479	(182)	-38%	602	966	(364)	-38%
Loss from operations	(2,096)	(2,268)	172	8%	(3,769)	(4,670)	901	19%
Total other income (expense)	4,268	42	4,226	10062%	(3,450)	358	(3,808)	-1064%
Income (loss) before income taxes	2,172	(2,226)	4,398	198%	(7,219)	(4,312)	(2,907)	-67%
Income tax (expense) benefit	(28)	28	(56)	-200%	(11)	110	(121)	-110%
Net income (loss)	$2,200	$(2,254)	$4,454	198%	$(7,208)	$(4,422)	$(2,786)	-63%

Basic net income (loss) per share	$0.02	$(0.05)			$(0.10)	$(0.11)
Diluted net income (loss) per share	$0.01	$(0.05)			$(0.10)	$(0.11)

Balance Sheet Data:

	As of
	June 30,	June 30,
	2013	2012
Balance sheet data:	(In thousands)
Cash and cash equivalents and accounts receivable, net	$4,817	$2,298
Fixed assets, net	290	399
Total assets	27,217	35,579
Current liabilities	22,030	16,744
Working capital	(16,790)	(15,905)

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Revenues

Revenue for the three months ended June 30, 2013 was $4.1 million a decrease of 3% compared to the revenue in the same period in 2012 of $4.2 million. The decrease in revenue was primarily related to the year over year decrease of 14% in the South African Rand, which resulted in revenue erosion of approximately $0.5 million or 13%.

Cost of Sales

For the three months ended June 30, 2013 and 2012 cost of sales were $2.2 million and $1.6 million respectively. Our cost of sales may vary depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

The decrease in Gross Profit from 61% to 46% was related primarily to an increase in SMS messaging revenue in South Africa, which is lower margin revenue than MMS messaging revenue. Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carries. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

The increase in sales and marketing expenses of $0.3 million to $1.5 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012 is primarily related to an increase in sales personnel and marketing initiatives.

For the three months ended June 30, 2013 and 2012, general and administrative expenses are down $0.8 million to $1.0 million which is related to a decrease in professional fees along with a decrease in travel and entertainment expense.

Research and development cost decreased approximately $0.2 million or 13% to $1.2 million for the three months ended June 30, 2013 compared to $1.3 million in research and development cost for the three months ended June 30, 2012, the cost for which period was primarily related to the acquisition of Archer USA and its significant research and development efforts at that time.

As a percentage of revenue for the three months ended June 30, 2013 operating expenses decreased 17% to $4.0 million compared to $4.9 million for the three months ended June 30, 2012.

Other Income (Expense)

As of June 30, 2013 the fair value of the shares in excess of the authorized shares was approximately $4.6 million which resulted in a charge to other income during the quarter of approximately $4.9 million.

Provision for Income Taxes

For the three months ended June 30, 2013 and 2012, we did not record any tax benefit.

Six Months Ended June 30, 2013 Compared to six months Ended June 30, 2012

Revenues

Revenue for the six months ended June 30, 2013 was $7.8 million, a decrease of $0.5 million or 6% compared to $8.3 million in the same period in 2012. The decrease in revenue was primarily related to the decrease in the South African Rand exchange rate.

Cost of Sales

For the six months ended June 30, 2013 and 2012 cost of sales were $3.6 million and $3.3 million respectively. Our cost of sales may vary depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit decreased by 7% to 53% for the six months ended June 30, 2013 compared to 60% for the six months ended June 30, 2012. Generally, our overall gross margin varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carries. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results

Operating Expenses

The increase in sales and marketing expenses of 37% to $3.4 million for the six months ending June 30, 2013 compared to $2.5 million for the six months ended June 30, 2012 is primarily related to an increase in sales personnel and marketing initiatives.

For the six months ended June 30, 2013, general and administrative expenses are down 45% to $1.9 million as a result of management’s continued attention to cost controls.

Research and development cost decreased $0.7 million or 25% to $2.0 million for the six months ended June 30, 2013 compared to $2.7 million in research and development cost for the six months ended June 30, 2012, which is related to a decrease in personnel cost.

As a percentage of revenue for the six months ended June 30, 2013 operating expenses decreased 14% to $8.0 million compared to $9.6 million for the six months ended June 30, 2012.

Other Income (Expense)

As of June 30, 2013 the fair value of the shares in excess of the authorized shares was approximately $4.6 million which resulted in a charge to other income during the quarter of approximately $4.9 million, which resulted in a loss of approximately $2.5 million for the six months ended June 30, 2013.

Provision for Income Taxes

For the six months ended June 30, 2013 and 2012, we did not record any tax benefit.

Liquidity, Going Concern and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $1.1 million and a working capital deficit of $16.8 million. We incurred a net loss of $7.2 million and net cash used in operations of $3.4 million for the six months ended June 30, 2013. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

We may require additional capital to support our working capital needs in the future. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly.

Recent Financing Transactions

During the six months ended June 30, 2013, we raised approximately $2.6 million from the issuance of the Bridge Notes and Senior Notes. The terms of the Bridge Notes and Senior Notes are described in the notes to the condensed consolidated financial statements in this report. Approximately $550,000, including accrued interest of $50,000 of the Bridge Notes was converted into Series A 1 Preferred stock following lenders’ elections to do so.

During the six months ended June 30, 2013, we raised approximately $1.2 million from the issuance of 11,500 shares of Series A1 Preferred stock to accredited investors. We also raised approximately $0.2 million from the sale of 1,744 shares of Series A Preferred stock to accredited investors.

Discussion of Cash Flows

We used cash of approximately $3.4 million and $2.3 million in our operating activities in the six months ended June 30, 2013 and 2012.

Our financing activities provided cash of approximately $3.9 million and $0.1 million in the six months ended June 30, 2013 and 2012, respectively, due to proceeds from sales of Series A and Series A1 Preferred Stock, along with the issuance of the Senior Notes and Bridge Notes.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors. We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Douglas Durst, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on April 2, 2013 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of certain material weakness in our internal controls over financial reporting. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date.

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

Archer USA is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. July 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836).  This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”).  ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008.  The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for assets developed by ApS on behalf of Archer USA.  The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of trustee's claim plus expenses.  Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action.  If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The judge just recently granted a partial summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  As a result, the current claim is for approximately $280,000 in retention bonus payments, attorneys’ fees and costs, plus pre and post-judgment interest. The parties have completed discovery and are preparing for trial in October 2013. We believe the claims are without merit and intend to vigorously defend against them.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 12, 2013 and June 4, 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 11,500 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

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

Negative Covenants:  As long as any preferred stock is outstanding, we are prohibited from taking any of the following actions without the consent of a majority of the then outstanding preferred stock voting as a single class with the holders of the Series A Convertible Preferred Stock:

•	change adversely the rights given to the preferred stock;

•	authorize or create any security ranking senior to or otherwise pari passu with the preferred stock;

•	amend our charter documents in any manner that adversely affects any rights of the preferred stock;

•	increase the number of authorized shares of preferred stock;

•	declare or pay any cash dividend or distribution on or purchase or redeem any junior securities; and

•	purchase or redeem any shares of preferred stock other than in accordance with the certificate of designation.

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

Conversion Price: The conversion price is $0.20 per share.

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

Dated: August 14, 2013	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
10.1	Separation Agreement and Release dated June 11, 2013 between the registrant and Michael Levinsohn Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

