Form 10-Q
period 2013-09-30
LENCO MOBILE INC.
filed 2013-11-14
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, 80,478,648 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29	$618
Accounts receivable, net	3,298	1,832
Other current assets	266	226
Total current assets	3,593	2,676

Property and equipment, net	251	401

Other noncurrent assets:
Intangible assets - goodwill	14,842	14,953
Intangible assets - other, net	6,586	7,259
Other noncurrent assets	107	80
Total other noncurrent assets	21,535	22,292
Total assets	$25,379	$25,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,715	$6,712
Deferred revenue	512	304
Retention bonus	2,075	2,907
Preferred dividend payable	4,011	2,533
Current portion of long-term obligations, (convertible debt portion of $260 and $260, respectively)	3,952	3,021
Liability for reclassified equity contracts	2,126	–
Total current liabilities	19,391	15,477

Long-term obligations, less current portion, net of debt discount (of $692 and $1,044 respectively)	8,399	6,104
Total liabilities	27,790	21,581

Shareholders' equity (deficit):
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 174,229 shares issued and outstanding at September 30, 2013 and at December 31, 2012, respectively, Liquidation Preference $21,677
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 0 shares issued and outstanding at September 30, 2013 and at December 31, 2012 respectively, Liquidation Preference $1,836
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at September 30, 2013 and at December 31, 2012, Liquidation Preference $8,970
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at September 30, 2013 and at December 31, 2012, Liquidation Preference $5,944
Common stock, 250,000,000 shares authorized, $.001 par value, 80,478,648 and 80,478,648 shares issued and outstanding at September 30, 2013 and at December 31, 2012	81	81
Additional paid in capital	93,114	91,248
Accumulated other comprehensive loss	(644)	(306)
Accumulated deficit	(94,663)	(86,936)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity (deficit)	(2,411)	3,788

Total liabilities and shareholders' equity (deficit)	$25,379	$25,369

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Revenue	$3,392	$4,177	$11,156	$12,471
Cost of sales	1,372	1,747	4,983	5,086
Gross profit	2,020	2,430	6,173	7,385

Operating expense:
Sales and marketing	1,103	1,120	3,383	3,598
General and administrative	1,066	1,728	4,120	5,247
Research and development	1,135	1,358	3,122	4,018
Depreciation and amortization	207	429	809	1,395
Total operating expense	3,511	4,635	11,434	14,258

Loss from operations	(1,491)	(2,205)	(5,261)	(6,873)

Other income (expense):
Interest expense, net	(498)	(675)	(1,440)	(883)
Other income (expense), net	415	–	332	566
Valuation of reclassified equity contracts	2,472	–	46	–
Total other income (expense)	2,389	(675)	(1,062)	(317)

Income (loss) from operations before income taxes	898	(2,880)	(6,323)	(7,190)

Provision for income taxes	(61)	(2)	(72)	107

Income attributable to noncontrolling interest	–	–	–	(204)
Net income (loss) attributable to Lenco Mobile Inc.	959	(2,878)	(6,251)	(7,501)

Preferred stock dividends	(467)	(290)	(1,466)	(846)
Series A Preferred Stock accretion of beneficial conversion feature	–	(1,132)	(14)	(3,814)

Net income (loss) attributable to common stockholders	$492	$(4,300)	$(7,731)	$(12,161)

Basic and diluted net income (loss) per share applicable to common stockholders
Net income (loss) per share applicable to common stockholders - basic	$0.01	$(0.05)	$(0.10)	$(0.15)
Net income (loss) per share applicable to common stockholders - diluted	$0.00	$(0.05)	$(0.10)	$(0.15)
Weighted average shares used in per share calculation - basic	80,478,648	80,544,300	80,478,648	80,563,250
Weighted average shares used in per share calculation - diluted	141,201,543	80,544,300	80,478,648	80,563,250

The accompanying notes are an integral part of these condensed consolidated financial statements

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Income (loss)	$959	$(2,878)	$(6,251)	$(7,297)
Foreign currency translation adjustment	(147)	(323)	(338)	(147)
Total comprehensive income (loss)	$812	$(3,201)	$(6,589)	$(7,444)

The accompanying notes are an integral part of these condensed consolidated financial statements

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(6,251)	$(7,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	46	–
Change attributable to noncontrolling interest	–	204
Depreciation and amortization	809	1,395
Stock compensation expense	1,221	1,347
Amortization of debt discount	352	78
Changes in operating assets and liabilities:
Accounts receivable	(1,466)	(1,649)
Other current and non-current assets	(40)	86
Accounts payable, accrued expenses, and other current liabilities	867	(980)
Other	186	–
Income taxes receivable	–	450
Net cash used in operating activities	(4,276)	(6,570)

Cash flows from investing activities:
Purchase of property and equipment		(109)
Net cash used in investing activities		(109)

Cash flows from financing activities:
Payment of debt	–	(4,120)
Proceeds from issuance of Series A Preferred Stock	174	1,053
Proceeds from issuance of Series A1 Preferred Stock	1,150	–
Proceeds from issuance of Notes	2,600	7,008
Purchase of Treasury Stock	–	(232)
Net cash provided by financing activities	3,924	3,709

Effect of exchange rate changes on cash and cash equivalents	(237)	25

Net change in cash and cash equivalents	(589)	(2,945)
Cash and cash equivalents, beginning of period	618	3,098
Cash and cash equivalents, end of period	$29	$153

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$107
Cash paid for interest	$–	$159
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(1,480)	$4,510
Conversion of Retention Bonus for Series A Preferred	$600	$–
Conversion of a portion of the Bridge Note of Series A1 Preferred	$600	$–

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any future period.

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

Note 2.  Liquidity

As of September 30, 2013, we had cash and cash equivalents of approximately $0.0 million and a working capital deficit of $15.8 million. We incurred a net loss of $7.7 million and net cash used in operations of $4.3 million for the nine months ended September 30, 2013. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

Management is continuing its efforts to improve quarterly profits by enhancing revenue generation and managing the Company’s cost structure, while at the same time ensuring the Company has the resources to meet demand from its customers.

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

Note 3.  Commitments and Contingencies

Retention Bonus Obligations

In connection with the acquisition of Archer USA, the Company entered into retention bonus arrangements with certain, key employees. As of September 30, 2013 and December 31, 2012, the outstanding amounts owed under these arrangements were $2.1 million and $2.9 million, respectively. Interest accrues at an annual rate of 6% on any outstanding amounts. We do not plan on paying these obligations until such time as our resources permit. In January, 2013, Matthew Harris, CEO, elected to convert $0.6 million of his retention bonus agreement into 5,207 shares of our Series A Preferred Stock.

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

Archer USA is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action. If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The court granted summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  The plaintiff’s only surviving claim was tried and, following trial, the court entered judgment against plaintiff and in favor of defendants. The plaintiff has not indicated whether he intends to appeal the judgment. If the plaintiff appeals, we believe the claims are without merit and intend to vigorously defend against them on appeal.

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

On September 5, 2013 we settled the action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff had alleged breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax). The settlement in this action is not considered material.

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

Note 5. Debt

Debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Current portion of long-term debt obligations	3,952	3,021
Long-term obligations, net of debt discount	8,399	6,104
Total debt	12,351	9,125

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

In February 2013, the Company issued Bridge Notes to certain lenders in an aggregate principal amount of $600,000. As previously discussed, certain Lenders elected to convert amounts owed to them under the Bridge Notes in exchange for shares of Series A 1 Preferred stock. The remaining Bridge Note to Michael Durden is currently past the maturity date and we are reviewing options for settlement.

Note 6. Stock Options and Warrants

As of September 30, 2013, there were 7.8 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the nine months ended September 30, 2013 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	54,065,045	$0.12

Granted	4,820,000	0.03
Exercised	–	–
Cancelled or expired	(3,670,000)	–

Outstanding at September 30, 2013	55,215,045	$0.12	4.30

Exercisable at September 30, 2013	29,002,574	$0.12

Vested and expected to vest at September 30, 2013	55,215,045	$0.12	4.30

At September 30, 2013, there was approximately $2.7 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 2.0 years.

Stock based compensation is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales and marketing	$120	$116	$388	$250
General and administrative	81	299	612	877
Research and development	71	75	221	220
	$272	$490	$1,221	$1,347

Changes in outstanding warrants were as follows during the three months ended September 30, 2013:

Date of Issue	Shares of Common Stock Issuable from Warrants Outstanding as of September 30, 2013	Exercise Price	Expiration

November 1, 2009	175,000	$3.50	November 1, 2013
July 1, 2009	600,000	$3.20	February 2014
February 1, 2009	644,166	$1.00	February 1, 2014
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
	25,338,166

Of the total amount in the table above, 23,919,000 of the warrants were issued as a consequence of the Senior Notes issued in July and August, 2012. In conjunction with the original issuance of the Senior Notes, we issued warrants to purchase up to 11,919,000 shares of common stock at an exercise price of $0.10 per share. The Senior Notes contained protective provisions that provide for a one-time adjustment upon certain issuance of additional equity or the incurrence of certain indebtedness by the Company.

The issuance of the Bridge Notes triggered a modification to the warrants issued in 2012, and 12,000,000 new warrants were issued to the Senior Note holders. The warrants were valued at a relative fair value of approximately $1.2 million, which resulted in an adjustment of approximately $0.2 million and was recorded as debt discount and additional paid in capital. After the modification and issue of the additional 12,000,000 warrants, debt discount at September 30, 2013, was approximately $0.7 million.

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

As of September 30, 2013, potentially issuable shares in excess of the authorized number of common shares were 60,722,895 potentially issuable shares, the fair value of which was remeasured at approximately $2.1 million.  The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $2.5 million for the quarter then ended.  The income has been recorded as valuation of reclassified equity contracts.

Note 7. Stockholders’ Equity (Deficit)

During the nine months ended September 30, 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 11,500 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

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

Note 8. Subsequent Events

As of November 7, 2013, six Series A shareholders have taken steps to exercise the redemption rights under Section 5 of the Series A Certificate of Designation. The Series A shares held by these shareholders represent a potential redemption obligation of $1.7 million as of November 7, 2013.

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

Overview

We are a global provider of mobile engagement solutions. Historically, our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile marketing technology and services provider. Our strategy is to focus on selling our mobile engagement solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile engagement industry.

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

Our results, quarterly and year to date, show continued revenue pressure (based principally on a decrease in the value of the South African Rand against the U.S. dollar), decreased operating expenses and improved operating profit. On a year over year basis, operating income from operations improved 32% for the three months ended September 30, 2013 and 23% for the nine months ended September 30, 2013.

Consolidated Statements of Operations Data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except share data)				(In thousands, except share data)
	2013	2012	Diff	% Change	2013	2012	Diff	% Change

Revenue	$3,392	$4,177	$(785)	-19%	$11,156	$12,471	$(1,315)	-11%
Cost of sales	1,372	1,747	(375)	-21%	4,983	5,086	(103)	-2%
Gross profit	2,020	2,430	(410)	-17%	6,173	7,385	(1,212)	-16%

Operating expense:
Sales and marketing	1,103	1,120	(17)	-2%	3,383	3,598	(215)	-6%
General and administrative	1,066	1,728	(662)	-38%	4,120	5,247	(1,127)	-21%
Research and development	1,135	1,358	(223)	-16%	3,122	4,018	(896)	-22%
Depreciation and amortization	207	429	(222)	-52%	809	1,395	(586)	-42%
Loss from operations	(1,491)	(2,205)	714	32%	(5,261)	(6,873)	1,612	23%
Total other income (expense)	2,389	(675)	3,064	454%	(1,062)	(317)	(541)	-104%
Income (loss) before income taxes	898	(2,880)	3,778	131%	(6,323)	(7,190)	1,071	14%
Income tax (expense) benefit	(61)	2	(59)	2950%	(72)	(107)	(179)	-167%
Net income (loss)	$959	$(2,878)	$3,837	133%	$(6,251)	$(7,297)	$1,250	17%

Basic net income (loss) per share	$0.01	$(0.05)			$(0.10)	$(0.15)
Diluted net income (loss) per share	$0.00	$(0.05)			$(0.10)	$(0.15)

Balance Sheet Data:

	As of
	September 30,	September 30,
	2013	2012
Balance sheet data:	(In thousands)
Cash and cash equivalents and accounts receivable, net	$3,327	$3,481
Fixed assets, net	251	382
Total assets	25,379	36,178
Current liabilities	19,391	14,923
Working capital	(15,798)	(11,139)

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Revenues

Revenue for the three months ended September 30, 2013 was $3.4 million a decrease of 19% compared to the revenue in the same period in 2012 of $4.2 million. Approximately half the decrease in revenue stemmed from the year over year decrease of 17.5% in the value of the South African Rand, which resulted in revenue erosion of approximately $0.4 million.

Cost of Sales

For the three months ended September 30, 2013 and 2012 cost of sales were $1.4 million and $1.7 million respectively. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin increased from 58% to 60%. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the three months ended September 30, 2013 operating expenses decreased to $3.5 million compared to $4.6 million for the three months ended September 30, 2012.

Operating Loss

For the three months ended September 30, 2013, the Company’s loss from operations was $1.5 million, compared to a loss of $2.2 million for the three months ended September 30, 2012, an improvement of 32% or $0.7 million.

Other Income (Expense)

As of September 30, 2013 the fair value of the shares in excess of the authorized shares was approximately $2.1 million which resulted in a charge to other income during the quarter of approximately $2.5 million.

Provision for Income Taxes

For the three months ended September 30, 2013 and 2012, we did not record any tax benefit.

Nine Months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Revenues

Revenue for the nine months ended September 30, 2013 was $11.2 million, a decrease of $1.3 million or 11% compared to $12.5 million in the same period in 2012. The decrease in revenue was primarily the result of the year over year decrease of 15% in the value of the South African Rand, which resulted in revenue erosion of approximately $1.4 million.

Cost of Sales

For the nine months ended September 30, 2013 and 2012 cost of sales were $5.0 million and $5.1 million respectively.

Gross Profit

Gross margin decreased by 4% to 55% for the nine months ended September 30, 2013 compared to 59% for the nine months ended September 30, 2012. Generally, our overall gross margin varies depending on any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the nine months ended September 30, 2013 operating expenses decreased to $11.4 million compared to $14.3 million for the nine months ended September 30, 2012.

Operating Loss

For the nine months ended September 30, 2013, the Company’s loss from operations was $5.3 million, compared to a loss of $6.9 million in the nine months ended September 30, 2012, an improvement of 23% or $1.6 million.

These actions have resulted in a 23% improvement in operating losses for the nine months ended September 30, 2013, compared to nine months ended September 30, 2012.

Other Income (Expense)

As of September 30, 2013 the fair value of the shares in excess of the authorized shares was approximately $2.1 million which resulted in a charge to other income during the quarter of approximately $2.5 million, which resulted in a loss of approximately $0.05 million for the nine months ended September 30, 2013.

Provision for Income Taxes

For the nine months ended September 30, 2013 and 2012, we did not record any tax benefit.

Liquidity, Going Concern and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $0.00 million and a working capital deficit of $15.8 million. We incurred a net loss of $7.7 million and net cash used in operations of $4.3 million for the nine months ended September 30, 2013. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

Management is continuing to manage the Company’s cost structure on a quarterly basis with the objective of improving profitability, while at the same time ensuring the Company has sufficient resources to meet demand from its customers. These actions have resulted in a 23% improvement in operating losses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

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

Recent Financing Transactions

During the nine months ended September 30, 2013, we raised approximately $2.6 million from the issuance of the Bridge Notes and Senior Notes. The terms of the Bridge Notes and Senior Notes are described in the notes to the condensed consolidated financial statements in this report. Approximately $550,000, including accrued interest of $50,000 of the Bridge Notes was converted into Series A1 Preferred stock following lenders’ elections to do so.

During the nine months ended September 30, 2013, we raised approximately $1.2 million from the issuance of 11,500 shares of Series A1 Preferred stock to accredited investors. We also raised approximately $0.2 million from the sale of 1,744 shares of Series A Preferred stock to accredited investors.

Discussion of Cash Flows

We used cash of approximately $4.3 million and $6.6 million in our operating activities in the nine months ended September 30, 2013 and 2012.

Our financing activities provided cash of approximately $3.9 million and $3.7 million in the nine months ended September 30, 2013 and 2012, respectively, due to proceeds from sales of Series A and Series A1 Preferred Stock, along with the issuance of the Senior Notes and Bridge Notes.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors. We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Douglas Durst, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on April 2, 2013 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Archer USA is a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. July 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836).  This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”).  ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008.  The trustee claims that Archer USA owes the bankruptcy estate a net amount of DKK 2,550,000 (approximately $430,000) plus costs and fees as a result of an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS.  The Copenhagen City Court entered a judgment against Archer USA on February 28, 2010 for the amount of the trustee's claim plus expenses.  Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  We believe these claims are without merit and intend to vigorously defend the action.  If the first level appeal is denied, we intend to appeal to the higher court in Denmark.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The court granted summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  The plaintiff’s only surviving claim was tried and, following trial, the court entered judgment against plaintiff and in favor of defendants. The plaintiff has not indicated whether he intends to appeal the judgment. If the plaintiff appeals, we believe the claims are without merit and intend to vigorously defend against them on appeal.

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

On September 5, 2013 we settled the action captioned Rubin v. Lenco Mobile Inc., Lenco Mobile USA Inc. and Lenco Multimedia, Inc. (Los Angeles County Superior Court, filed July 2012). Plaintiff had alleged breach of contract, failure to pay wages, fraud, defamation, unfair competition and unjust enrichment related to the acquisition of Plaintiff’s company (Simply Ideas, LLC) and his subsequent employment with and separation from Lenco Multimedia, Inc. (formerly AdMax).

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on April 2, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold an aggregate of 11,500 shares of newly created Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") at a purchase price of $100 per share.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

