Form 10-K
period 2013-12-31
LENCO MOBILE INC.
filed 2014-04-15
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

(800) 557-4148

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes    ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant for Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common stock held by non-affiliates computed as of the last business day of Lenco Mobile Inc.’s most recently completed second quarter (June 30, 2013) was approximately $4,382,138 (based on the average bid and asked price of $0.07 on June 30, 2013). Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

As of April 14, 2014, 82,213,654 shares of Lenco Mobile Inc.’s common stock were outstanding.

Lenco Mobile Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law; we do not undertake any obligation to update any forward looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report, as they identify important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described below under Item 1A. “Risk Factors” and elsewhere in this report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Caution should be taken not to place undue reliance on any forward-looking statements.

MARKET DATA AND INDUSTRY INFORMATION

We obtained market data and other industry data and forecasts used in this report from publicly available information. While we believe that the industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

ii

PART I

Item 1.                      Business.

Overview and History of Our Business

We are a global provider of proprietary mobile engagement solutions to large enterprises. Historically our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile engagement platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile industry.

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

Products and Services

We combine proprietary technology, consulting, and services to offer complete mobile engagement solutions.

Our solutions enable our customers to:

—	use mobile communications to build and strengthen relationships with their customers;

—	improve business processes;

—	improve the return on their marketing expenditures; and

—	measure the level of response for each engagement initiative.

Our mobile messaging platform includes robust, high capacity SMS and MMS technology and allows integration of SMS, MMS, Over The Top (OTT) and mobile website initiatives. Our MMS technology supports real-time message customization, which allows each message to be tailored to the individual recipient. To view an MMS message, a mobile phone subscriber simply clicks to open the MMS message as if it was an SMS message, and the MMS runs automatically. Our MMS video messages are not streamed, but are compressed and delivered directly into the mobile handset, where they are available to be viewed repeatedly. The MMS message can be stored and retrieved at a later date, or forwarded to another mobile subscriber.

Our mobile engagement solutions include:

—	Mobile Statements Solutions. We offer a Mobile Statement application, which delivers consumer statements, such as bank statements and utility bills, directly to mobile devices. The application includes a delivery report option, which reports receipt of the statement by the consumer.

—	Mobile Marketing Solutions. We offer comprehensive SMS and MMS messaging campaign design and management systems. The SMS design and management system provides enterprises and advertisers a simple and graphical user interface to construct quality MMS and SMS messages.

—	Mobile web site creation. We design, build and manage high-traffic mobile websites. Mobile sites are internet sites that are designed for and accessed via a mobile phone. Mobile sites provide a full range of services, which can be used by consumers to access everything from bank accounts to mobile content sites.

—	Managed Services: Many of our customers pay us fixed monthly fees for the right to use our technology and services. We typically enter into 12 month contracts to provide mobile access gateways, back-end connectivity, MMS and SMS messaging connectivity, monitoring, quality assurance and support in exchange for a monthly retainer. Revenues from these arrangements are generally recognized ratably over the term of the contract. These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition.

Our Strategy

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. There are approximately 6.8 billion mobile device subscribers globally.  This represents almost 98% of the world’s population. Our business is based on our core belief that the most effective way for a business to communicate with its customers is through mobile devices. Thus, our mission is to combine unique technology and comprehensive services to enable our customers to use our mobile solutions to build and strengthen relationships with their customers.

Customers

Our customers are large enterprises, including wireless carriers, financial institutions, consumer brands, retailers and health care providers, as well as marketing firms. A significant portion of our revenue is generated in South Africa. In 2013, 65% of our total revenue from operations was generated in South Africa, compared with 68% of our revenue from operations in 2012. In 2013 and 2012, three customers accounted for approximately 26% and 29% of our total revenue, respectively. In 2013 Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 10% of our revenue from operations, First National Bank Ltd accounted for approximately 8% of our revenue from operations and Edcon accounted for approximately 8% of our revenue from operations. During 2012 Vodacom (Pty) Ltd. accounted for approximately 10% of our revenue from operations, African Bank accounted for approximately 10% of revenues from operations and Multichoice (Pty) Ltd. accounted for approximately 9% of revenue from operations in 2012. We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenue. We have month-to-month purchase order agreements with these customers.

Vendors

Our principal vendors are wireless carriers and wireless carrier messaging aggregators which allow us to send mobile messages for our customers. Our vendors' ability to consistently and reliably deliver mobile messaging at competitive rates may affect our competitiveness and profitability. In the U.S., we operate primarily through wireless carrier messaging aggregators with which we have either long term contracts structured on a per message fee with volume discounts or month to month bulk message purchases. In South Africa, we purchase bulk message services from wireless carriers on which we depend for a significant portion of our messaging services on a purchase order basis.

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

Sales and Marketing

We conduct business as Archer Mobile and sell our technology and services directly through our global sales force and indirectly through our reseller partners. We currently maintain sales offices or personnel in a number of cities in the United States and in South Africa and Singapore.  Our 2013 sales efforts were staffed out of our South African, U.S. and Singapore offices. As of December 31, 2013, our sales organization was comprised of 17 individuals: 10 in North America and 5 in South Africa and 2 in Singapore. Our sales efforts are primarily in the countries in which the sales people reside.

Where we can identify a qualified reseller partner, we have entered into reseller relationships for certain U.S. markets. Under our agreements with five U.S. resellers, we provide technology and sales support to the reseller, who typically pays us an initial fee and a pre-agreed percentage of revenue for the support.

Seasonality

Our business is subject to seasonal fluctuations related to the advertising spend by our customers. Other factors such as the general economic climate and the addition or loss of large customers will also affect our business. In many cases, enterprises plan their advertising campaigns up to one year in advance and we are dependent on their budgets for a significant percentage of our revenue. We are continuing to develop product solutions, such as mobile statements, which we expect to be less susceptible to seasonal fluctuations.

Technology and Operations

Our operations and related infrastructure are located at our facilities in San Jose, California, Krakow, Poland, and Johannesburg, South Africa. We run our data center operations principally through third-party providers located in Dallas, Texas, and through data center operations in Singapore and Johannesburg, South Africa. We employ technical operations staff in all locations. Our infrastructure is designed using load-balanced web server tools, redundant interconnected network switches and firewalls, replicated databases, and fault-tolerant storage devices. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. Scalability is achieved through use of advanced application partitioning to allow for horizontal scaling across multiple sets of applications. This enables individual applications and operating systems to scale independently as required by volume and usage. Production data is backed up on a daily basis and stored in multiple locations to ensure transactional integrity and restoration capability. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms. If a problem occurs, appropriate engineers are notified and corrective action is taken. Changes to our production environment are tracked and managed through a formal maintenance request process. Production baseline changes are handled much the same as software product releases and are first tested on a quality control system, then verified in a staging environment, and finally deployed to the production system.

Research and Development

We are committed to continuing to enhance our underlying technology and to innovate and incorporate new technologies and features into our platform and services. As of December 31, 2013, our research and development organization consisted of 27 employees, including 7 in South Africa, 10 in Poland and 10 in North America. We incurred approximately $4.4 million and $5.4 million in research and development costs for the years ended December 31, 2013 and 2012, respectively. We currently expect that our research and development costs in 2014 will be comparable to those in 2013.

Intellectual Property

We believe our technology includes valuable intellectual property and we rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our products and services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have filed patent applications covering elements of our products and services offering.  Issued patents include South Africa Patent No. 2009/01923, titled "System for Mobile Statements".

Competition

The market for mobile engagement solutions is rapidly evolving and intensely competitive. We compete with companies of all sizes in select geographies that offer solutions that compete with single elements of our product and service offerings, such as mobile advertising networks, mobile website and content creators, mobile payment providers, aggregators, providers of mobile publishing and application development and providers of mobile analytics. We also compete at times with interactive and traditional advertising agencies that perform mobile marketing and advertising as part of their services to their customers. Wireless carriers may also decide to develop and distribute their own mobile campaigns.  If wireless carriers enter the mobile advertising market as publishers, they might refuse to distribute some or all of our messages or might deny us access to all of part of their networks.

Our approach to our market is to provide integrated technology and services that together offer a comprehensive solution for engaging customers through mobile. Although there are numerous point solution providers that offer varying individual or in some cases combinations of the various technology services similar to the services we offer, there are fewer companies that offer a comprehensive solution similar to ours. These competitors include Velti plc, and Hipcricket, Inc. We compete based on a number of factors, including cost, geographic network coverage, multiple messaging type, device support, quality of service, platform functionality and features, ease of implementation, ease of use, ease of management and adaptability to changing demands and technology.  Many of our competitors have longer operating histories, stronger brand and consumer recognition, and significantly greater financial, marketing and other resources than we do.

Government Regulation

Our operations, products and services are subject to regulation by federal, state and foreign governments and regulatory authorities in the jurisdictions where we operate.  Laws and regulations that apply to mobile communications, commerce and advertising are becoming more prevalent. These laws and regulations could affect the costs of communicating on the Web or via mobile devices and could adversely affect the demand for our mobile messaging solutions or otherwise harm our business, results of operations and financial condition.

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

Employees

We have staff or offices in the United States, Ireland, Poland, Singapore and South Africa. As of December 31, 2013, we had a total of 62 employees, 28 in North America, 22 in South Africa, 10 in Poland and 2 in Asia. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Available Information

Our corporate website is located at www.archermobile.com. Information on or available through our website is not, and should not be considered, part of this annual report on Form 10-K. Through our website, we make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after filing such information with, or furnishing it to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can get further information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

For the years ended December 31, 2013 and 2012, we had net losses from operations of approximately $26.6 million and $20.0 million, respectively. For the year ended December 31, 2013, we had negative operating cash flows of $4.1 million.  We anticipate that we will continue to incur significant losses for the foreseeable future.  Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market and general economic conditions, cost control, and our ability to raise capital on acceptable terms. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result from the outcome of these uncertainties. Furthermore the development and expansion of our business will require significant additional capital and other expenditures. Accordingly, if we are not able to increase our revenue, we may never achieve or sustain profitability.

We will require additional capital in order to fund our continuing operations and execute our business plan, and our future access to capital is uncertain and additional financings may have dilutive or adverse effects on our stockholders.

At December 31, 2013, we had cash and cash equivalents of approximately $0.5 million and working capital deficit of approximately $25.3 million. Net cash used in operations for the year ended December 31, 2013 was approximately $4.1 million. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs and strategic path, the effect of any strategic and financing alternatives we may pursue, and our ability to meet our obligations under current and any future indebtedness. In addition, we expect to continue to evaluate acquisition opportunities, which may require additional capital commitments.

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

The uncertainties relating to our ability to execute our 2014 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2013 contained in this report have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

If we are unable to repay our current or any future indebtedness, our creditors may seek to foreclose on our assets or seek other remedies, which could have a material adverse affect on our business, financial condition and results of operations.

The Company has significant debt, including debt secured by the Company’s assets. Some of the more significant debts incurred by the Company are as follows:

On August 21, 2012, we completed a debt financing in which we issued senior secured promissory notes (the “2012 Senior Notes”) in an aggregate principal amount of $4.0 million and warrants to purchase shares of our common stock. Pursuant to the 2012 Senior Notes interest accrues on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The 2012 Senior Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014. As of December 31, 2013 the total amount owed under the 2012 Senior Notes was approximately $4.7 million. With additional interest accrued through the maturity date, the amount that will be due in July of 2014 is approximately $2.4 million and the amount that will be due in August of 2014 is approximately $2.6 million.

In June 2013, the Company entered into a Note Purchase and Security Agreements with certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes (the “2013 Senior Notes”) in an aggregate principal amount of $2.0 million. The 2013 Senior Notes mature on January 15, 2015. The Company may prepay the 2013 Senior Notes in whole or in part from time to time without penalty. Pursuant to the 2013 Senior Notes, the Company is obligated to pay the Lenders a fee that is calculated based on the timing of the amounts that are repaid. For amounts repaid on or before October 15, 2013, the fee is two and one half percent (2.5%) of the amount repaid. For amounts repaid after October 15, 2013 but on or before January 15, 2014, the fee is ten percent (10%) of the amount repaid. For amounts repaid after January 15, 2014 but on or before April 15, 2014, the fee is thirty percent (30%) of the amount repaid. For amounts repaid after April 15, 2014 but on or before July 15, 2014, the fee is sixty percent (60%) of the amount repaid. For amounts repaid after July 15, 2014 but on or before October 15, 2014, the fee is one hundred percent (100%) of the amount repaid. For amounts repaid after October 15, 2014 but on or before January 15, 2015, the fee is one hundred and fifty percent (150%) of the amount repaid. The 2013 Senior Notes are secured by a first priority security interest in substantially all of the Company’s assets.

In February 2013, the Company issued promissory notes (“Bridge Notes”) to certain lenders in an aggregate principal amount of $600,000. Approximately $550,000, including accrued interest of the Bridge Notes was converted into Series A1 Preferred stock following lenders’ elections to do so.

On July 30, 2012, the Company issued a promissory note to Jorgen Larsen, a director of the Company, in the amount of $2.5 million (the "Larsen Note"). The Larsen Note provides for an initial payment of $550,000, which we paid on August 1, 2012, a second payment of $171,500 at any time on or before December 31, 2012, which was not paid, and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. We do not plan on paying these obligations until such time as our resources permit. The Larsen Note is subordinate to all existing and future bank indebtedness, as well as to the Notes. The Larsen Note matures on July 31, 2016. Pursuant to the Larsen Note interest accrues on the unpaid principal amount at a rate of 12% per annum, paid quarterly. Upon any failure to pay any amounts due under the Larsen Note, all amounts outstanding under the Larsen Note will bear interest at a rate of 14%. We may pay off the Larsen Note at any time by paying an amount equal to the outstanding principal amount under the Larsen Note plus any accrued interest. The Larsen Note was issued by the Company in connection with the repayment of the outstanding amount of the Company’s $2.4 million loan from Bridge Bank (the “Bank Loan”) on July 31, 2012.

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

Potential marketing related risks include the following:

—	the commercial success of our customers' brands;

—	economic conditions that adversely affect discretionary consumer spending;

—	changes in consumer demographics;

—	the availability and popularity of other forms of media and entertainment; and

—	critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily, be predicted.

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

In 2013 and 2012, three customers accounted for approximately 26% and 29% of our total revenue, respectively. In 2013 Vodacom (Pty) Ltd., the largest wireless carrier in South Africa, accounted for approximately 10% of our revenue from operations, First National Bank Ltd accounted for approximately 8% of our revenue from operations and Edcon accounted for approximately 8% of our revenue from operations. During 2012 Vodacom (Pty) Ltd. accounted for approximately 10% of our revenue from operations, African Bank accounted for approximately 10% of revenues from operations and Multichoice (Pty) Ltd. accounted for approximately 9% of revenue from operations in 2012.

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

We have staff or offices in the United States, Ireland, Poland, Singapore and South Africa. As such, we have revenues and expenses in multiple currencies. Consequently, we are exposed to currency fluctuations without a hedging structure in place for significant changes in currency values relative to the U.S. dollar. As we continue to expand internationally, we anticipate currency risk management becoming a more important aspect of our business. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency exchange gains and losses. To date, we have not engaged in exchange rate hedging activities; however, we may from time to time selectively utilize forward exchange rate contracts, which we may or may not designate as cash flow hedges, to protect against the adverse effect exchange rate fluctuations may have on our foreign currency denominated accounts receivable, accounts payable and profits, if any.  If we implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as cash expenditures, ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

International sales, generated primarily in South Africa, represented 65% of our revenues in 2013.

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

A number of material weaknesses have been identified in our internal control over financial reporting as of December 31, 2013.  Specifically, we have not completed the design and implementation of internal control policies and procedures necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting practices ("GAAP"). These material weaknesses are deficiencies that create a reasonable possibility of that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are in the process of remediating these material weaknesses, as more fully described under Part II, Item 9A-“Controls and Procedures” below, and may identify areas for further attention and improvement. We cannot be certain that any remedial measures we have begun to take, or intend to take, will adequately remediate these weaknesses. A failure to remediate weaknesses in our internal control over financial reporting may prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations.

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

We rely on wireless carriers and other third-party data carriers to deliver SMS and MMS messages and advertising content to end users and to track and account for the downloading of our messages and advertising content. Some of our technologies for enhancing the performance of our platform are dependent on specific types of access to the wireless carrier’s network. If the wireless carrier is unable to provide us with the level of connectivity we require, the standard and functionality of our services will be negatively impacted, which will in turn negatively affect our ability to provide services and generate profitability. In certain circumstances, we also rely on our own servers to deliver messages to the wireless carriers and to deliver on demand content to end users through the wireless carrier’s networks. Any technical problem with wireless carriers, third party service providers or our billing, delivery or information systems or communications networks could result in the inability of the wireless carriers, or a mobile subscribers to download our content.

From time to time, wireless carriers may experience failures with their billing and delivery systems and communication networks, including gateway failures that reduce their ability to distribute SMS or MMS messages and advertising content. Any such technical problems could cause us to lose revenues or incur substantial repair costs and distract management from operating our business.

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

Depending on our customer preferences, our network system may store data about consumers who have previously interacted with us, customers’ proprietary mobile distribution lists, and other critical data. Any accidental or willful security breaches or other unauthorized access to consumer information stored on our systems could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures.

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

At this stage of our operations, we do not have an extensive management or employee base. Accordingly, we rely heavily on the actions of relatively few key personnel, including the Chief Executive Officer, Matthew Harris, the Chief Operating Officer, Srini Kandikattu, and the Chief Financial Officer, Douglas Durst. The loss of the services of any of these officers or any other key personnel may adversely affect our ability to achieve our business goals.

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

We rely on a combination of trademark, copyright, trade secret laws, patents and disclosure restrictions to protect these intellectual property rights. We license third-party technologies that are incorporated into our products and services. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information. We have filed patent applications covering elements of our products and services offering. Any patents that may issue may not survive a legal challenge in their, scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or our reliance upon copyright, trades secrets and proprietary rights agreements to adequately protect our technology may make it easier for our competitors to offer similar products or technologies.  In addition, patents may not issue from any of our current or future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our intellectual property may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, including South Africa and other countries in which we may conduct business, do not protect our proprietary rights to as great an extent as do the laws of the U.S. The laws of the U.S. and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our technologically advanced features, which could significantly reduce demand for our products and services. In addition, we may in the future initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business whether or not such litigation results in a determination favorable to us. Further litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

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

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

We have issued Series A, Series A1, Series B1 and Series B2 Convertible Preferred Stock with rights, preferences and privileges that are senior to those of our common stock. The exercise of some or all of these Series A, A1, B1 and B2 Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of our common stock.

As of March 15, 2014, we had outstanding 181,180 shares of Series A Convertible Preferred Stock, 17,733 shares of Series A1 Convertible Preferred Stock, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock (together, the "Preferred Stock"). The Preferred Stock have a number of rights, preferences, and privileges that are superior to those of the common stock. The holders of the Preferred Stock are entitled to cumulative dividends at the rate per share of 6.0% per annum, in the case of the Series A and Series A1 Preferred Stock, and 3.0% per annum, in the cases of the Series B1 and Series B2 Preferred Stock. Dividends are payable quarterly and accrete to, and increase, the outstanding stated value ($100) of the Preferred Stock and compound quarterly, in the case of the Series A and Series A1 Preferred Stock, and annually, in the case of the Series B1 and Series B2 Preferred Stock.

The holders of the Series A and Series A1 Preferred Stock are entitled to a liquidation preference payment in an amount per share equal to the stated value of the Series A and Series A1 Preferred Stock ($100 per share, as increased for accreted dividends), plus such amount as may be necessary to make the aggregate of all amounts paid with respect to such share of Preferred Stock equal to an internal rate of return of 30% per annum from the original issuance date, prior and in preference to any payment to holders of the Series B1 and Series B2 Preferred Stock and the common stock. Any proceeds after payment of the liquidation preference payment to the Series A and Series A1 Preferred Stock are payable pro rata to the holders of the Series B1 and Series B2 Preferred Stock in an amount equal to the stated value of the Series B1 and Series B2 Preferred Stock (in each case, $100 per share, as increased for accreted dividends), prior and in preference to any payments to holders of the common stock. On Series A Preferred Stock we previously reported liquidation preference to include only dividends, as of December 31, 2013 the Company is reporting liquidation preference to include the 30% IRR. As of December 31, 2013 and December 31, 2012 the aggregate amount of the liquidation preference payable to holders of the Series A Preferred Stock is approximately $43.0 and $32.0 million, respectively. As of December 31, 2013 the aggregate amount of the liquidation preference payable to holders of the Series A1 Preferred Stock is approximately $2.0 million. As of December 31, 2013 and December 31, 2012 the aggregate amount of the liquidation preference payable to holders of the Series B1 Preferred Stock is approximately $9.0 and $9.0 million, respectively. As of December 31, 2013 and December 31, 2012 the aggregate amount of the liquidation preference payable to holders of the Series B2 Preferred Stock is approximately $6.0 and $6.0 million, respectively.

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

In 2013, the Company received notices from seven shareholders of Series A Preferred Stock that each of them elected to have the Company redeem the Series A Preferred Stock held by them. These notices take the position that a “Change of Control” transaction has occurred as that term is defined in the Certificate of Designation of Rights, Preferences and Limitations of the Series A Preferred Stock filed with the Delaware Secretary of State on September 22, 2010 (the “Certificate of Designation”). The notices state that, based on this, each of the shareholders are entitled under the Certificate of Designation to have the Company redeem all shares of Series A Preferred Stock held by each of them. As of April 15, 2014, the total amount that would be required to redeem all of the shares held by these seven shareholders is approximately $2.4 million. The Company is not legally able to redeem any shares at this time.

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

As of March 15, 2014, we had 181,180 shares of outstanding Series A Convertible Preferred Stock. A holder of Series A Convertible Preferred Stock can elect to convert its Series A Convertible Preferred Stock into shares of our common stock at any time at a $0.25 conversion price. If that occurs, the holders of Series A Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A Convertible Preferred Stock into approximately 89,080,471 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A Convertible Preferred shares.

We also have outstanding, as of March 15, 2014, 17,733 shares of Series A1 Convertible Preferred Stock. A holder of Series A1 Convertible Preferred Stock can elect to convert its Series A1 Convertible Preferred Stock into shares of our common stock at any time at a $0.20 conversion price. If that occurs, the holders of Series A1 Convertible Preferred Stock would have the right, exercisable from time to time in their discretion, to convert the outstanding Series A1 Convertible Preferred Stock into approximately 9,432,126 shares of common stock, which number of common shares will increase as dividends continue to accrete to and increase the stated value of the outstanding Series A1 Convertible Preferred shares.

In addition, we had outstanding as of March 15, 2014, 87,717 shares of Series B1 Convertible Preferred Stock and 58,131 shares of Series B2 Convertible Preferred Stock. A holder of Series B1 Convertible Preferred Stock or Series B2 Convertible Preferred Stock can elect to convert such stock into shares of our common stock.  Each share of such preferred stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share (as increased for accreted dividends) by the conversion price. The conversion price of the Series B1 Convertible Preferred Stock is initially $0.25, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock. The conversion price of the Series B2 Convertible Preferred Stock is initially $0.40, subject to adjustment for any stock dividends or if we subdivide, combine or reclassify our common stock. As of the date of this report, our outstanding shares of Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock are convertible into approximately 51,400 shares of common stock. The number of common shares into which the Series B1 Convertible Preferred Stock and Series B2 Convertible Preferred Stock will convert increase as dividends continue to accrete to and increase the stated values of the outstanding Series B1 and Series B2 Convertible Preferred shares.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% stockholders and their affiliates beneficially own or control, directly or indirectly, approximately 64.1% of our outstanding common stock including Preferred Stock currently held by them on an as-converted basis, as of March 15, 2014. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our stock to decline. Our current officers, directors and 5% shareholders and their affiliates beneficially own approximately 88.6% of our outstanding Series A Preferred Stock, 18.6% of our outstanding Series A1 Preferred Stock, approximately 49.9% of our outstanding Series B1 Preferred Stock and approximately 52.9% of our Series B2 Preferred Stock as of March 15, 2014.

We are unlikely to pay cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC. The designation of rights of our Series A1 Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A and Series A1 Preferred Stock, voting as a single class. Our ability to pay dividends is similarly restricted by the terms of the purchase agreement for the 2012 Senior Notes issued in July and August, 2012 and may be similarly restricted from time to time by the terms of any future debt and preferred stock.

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

Risks Related to Government Regulation

Our company is subject to laws in various international jurisdictions.

Our operations are subject to a number of laws and regulations. Our operating activities in South Africa are governed by the governmental and provincial commercial and labor statutes and regulations of that country, including regulations relating to employee rights, safety and health and environmental matters. In the U.S., the Federal Communications Commission, Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Our customers are subject to increasing and complex regulation of mobile messaging as a means to contact consumers.

Legislation is continually being introduced and new regulations are continually being promulgated, both in the U.S. and abroad, that restrict the ability to contact consumers through mobile messaging channels unless and until the consumer has provided consent. These regulations are technical and complex. Our customers may determine that the costs and risks associated with these laws and regulations are too great and terminate mobile messaging programs. This would harm our business. Our customers may also be sued under one or more of these laws and regulations and this could harm our business in a variety of ways. Our customers may decide to terminate mobile messaging programs as a result of the lawsuit, which would harm our business. Our customers may seek to bring the Company into the lawsuit, initiate a lawsuit against the Company, or tender the lawsuit to the Company under an indemnification claim which would result in risk of significant damages as well as substantial legal costs regardless of whether the Company is successful in the lawsuit. Or the Company may be sued directly in the lawsuit as a result of its business relationship with the customer which would result in risk of significant damages as well as substantial legal costs regardless of whether the Company is successful in the lawsuit.

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

Item 1B.    Unresolved Staff Comments.

Not Applicable.

Item 2.       Properties.

We lease approximately 2,700 square feet of office space in Seattle, Washington under a sublease agreement that expires August 31, 2014 and that replaced an earlier sublease agreement that expired on August 31, 2013. This office space houses our corporate headquarters, which includes our principal administrative, marketing and sales organizations. Monthly rental payments are $5,569 and increased to $5,688 starting January 1, 2014.

We lease approximately 1,471 square feet of office space in San Jose, California pursuant to an office lease that expires on January 31, 2015. Monthly rental payments are $2,354.

In Johannesburg, South Africa, Archer South Africa leases approximately 921 square meters of office space pursuant to a lease that expires on September 30, 2017. Monthly rental payments under the lease are 83,000 South African Rand, or approximately US $7,400, per month and increase each year under the current lease by 8%.

In Krakow, Poland our research and development branch leases approximately 350 square meters of office space pursuant to a lease that expired on December 31, 2013. We entered a new lease agreement for approximately 104 square meters that expires January 31, 2015. Monthly rental payments under the lease are approximately 2,500 Euro, or approximately US $3,400, per month.

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

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012 for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  The High Court affirmed the lower court’s judgment and awarded the trustee additional expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court has declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, plus fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of March 31, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to vigorously dispute any attempt made to enforce this judgment or collect these amounts.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The court granted summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  The plaintiff’s only surviving claim was tried and, following trial, the court entered judgment against plaintiff and in favor of defendants. The plaintiff has appealed the judgment. We believe the claims are without merit and intend to vigorously defend against them on appeal.

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

2013	High	Low
Fourth Quarter	$0.05	$0.02
Third Quarter	$0.07	$0.03
Second Quarter	$0.16	$0.04
First Quarter	$0.20	$0.03
2012
Fourth Quarter	$0.17	$0.01
Third Quarter	$0.22	$0.08
Second Quarter	$0.17	$0.07
First Quarter	$0.30	$0.15

As of April 14, 2014, there were 82,145,314 shares of our common stock outstanding held by approximately 656 holders of record.

Dividends

We have never declared or paid dividends on our common stock and currently do not expect to pay or declare any dividends on our common stock in the foreseeable future. Instead, we intend to retain any future earnings for use in our operations and expansion of our business. Any determination to pay dividends on our common stock in the future will be in the discretion of our board of directors. Should our board decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The designation of rights of our Series A Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A Preferred Stock, including the consent of Pablo Enterprises LLC (or its successor).  The designation of rights of our Series A1 Convertible Preferred Stock prohibits us from declaring any dividend on our common stock without the consent of a majority of the then outstanding Series A and Series A1 Preferred Stock, voting as a single class.  Our ability to pay dividends is similarly restricted by the terms of the purchase agreement for the 2012 Senior Notes and may be similarly restricted from time to time by the terms of any future debt and preferred stock.

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

Overview

We are a global provider of proprietary mobile engagement solutions to large enterprises. Historically our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile engagement platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile industry.

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

Our strategy is to focus on selling our mobile solutions to large enterprises worldwide and to increase the use of MMS messaging across existing and new customers in the US and internationally. There are approximately 6.8 billion mobile device subscribers globally. This represents almost 98% of the world’s population. Our business is based on our core belief that the most effective way for a business to communicate with its customers is through mobile devices. Thus, our mission is to combine unique technology and comprehensive services to enable our customers to use mobile solutions to build and strengthen relationships with their customers. Our technology includes messaging – simple and rich media messaging – and mobile web technology. We also provide technology that enables measurement and analysis of mobile initiatives and provide strategic and technical services.

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

Subsequent Events

As discussed elsewhere, the Company has received notices from seven shareholders of Series A Preferred Stock that each of them has elected to have the Company redeem the Series A Preferred Stock held by them. As of April 15, 2014, the total amount that would be required to redeem all of the shares of Series A Preferred Stock held by these seven shareholders is approximately $2.4 million. The Company is not legally able to redeem any shares at this time.

On March 20, 2014, the Company received notice that the Supreme Court of Denmark had declined to hear an appeal filed by Archer USA relating to a judgment entered by the Eastern High Court of Denmark. As discussed elsewhere, Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. As a result of the Supreme Court of Denmarks decision not to review Archer USA’s appeal, Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, plus fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA approximately $3,000,000 as of March 31, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to vigorously dispute any attempt made to enforce this judgment or collect these amounts.

Liquidity and Capital Resources

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At December 31, 2013, we had total cash and cash equivalents of approximately $0.5 million and working capital deficit of $25.3 million. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

Management is continuing its efforts to improve quarterly profits by increasing revenue generation and managing the Company’s cost structure, while at the same time ensuring the Company has the resources to meet demand from its customers.

In February 2013, the Company issued Bridge Notes to certain lenders in an aggregate principal amount of $600,000. Certain Lenders elected to convert amounts owed to them under the Bridge Notes in exchange for 5,500 shares of Series A 1 Preferred stock. The remaining Bridge Note in the amount of $100,000 is currently past the maturity date and we are reviewing options for settlement.

In June 2013, the Company entered into a Note Purchase and Security Agreements with certain lenders pursuant to which the Lenders purchased from the Company the 2013 Senior Notes in an aggregate principal amount of $2.0 million.

For the years ended December 31, 2013 and 2012, net losses from operations were approximately $26.6 million and $19.4 million, respectively. For the fiscal year ended December 31, 2013, we had negative operating cash flows of $4.1 million. We anticipate we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

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

The uncertainties relating to our ability to successfully execute our 2014 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Revenue Generation

We generate revenues through the provision of our mobile engagement solutions. We operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

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

Revenues.

For the year ended December 31, 2013, revenues were approximately $15.3 million compared to $15.9 million in 2012. The year over year decrease of 16% in the value of the South African Rand against the U.S. dollar decreased revenue by approximately $1.6 million. Had the exchange rate remained constant, revenue would have grown approximately $1.0 million.

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

For the year ended December 31, 2013, cost of sales was $6.6 million compared to $6.3 million for the year ended December 31, 2013. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit.

For the year ended December 31, 2013, gross profit as a percentage of revenues was 57% compared to 60% for the year ended December 31, 2012. Our revenue mix in 2013 consisted of more SMS messaging than in 2012. Further, we do not pay messaging fees when our largest customer, Vodacom (Pty.) Ltd., utilizes our messaging products and services for its own use, which results in 100% gross profit when Vodacom is a customer. Revenue from Vodacom, as a customer, as a percentage of total revenue continued to decrease in 2013, resulting in a decrease in our overall 2013 gross profit.  Gross profit varies depending on the change in product mix between the type of messaging and the wireless carrier network over which the messages are sent. As a result, period to period comparisons of our gross profit may not provide meaningful information concerning expected future trends.

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

Sales and marketing expenses for the year ended December 31, 2013 were approximately $4.1 million compared to $4.3 million in 2012. Sales and marketing costs decreased in 2013 due to reduced head-count and less travel cost in the U.S.

General and Administrative Expenses.

Our general and administrative, or G&A, expenses primarily consist of personnel costs for all employees, except those engaged in research and development and sales and marketing. Additional G&A expenses include consulting and professional fees and other corporate and travel expenses.

G&A expenses for the year ended December 31, 2013 were approximately $5.8 million compared to $7.2 million for 2012. Our G&A expenses for 2013 decreased from prior year as a result of aggressive expense management.

Research and Development.

Research and development, or R&D, expenses consist primarily of personnel-related expenses, including payroll expenses and engineering costs related principally to the design of new products and services. R&D expenses decreased from $5.4 million in 2012 to $4.4 million in 2013 due primarily to significant deduction in personnel related to our operations in Poland.

Impairment Loss.

In December 2013, we completed an impairment review of all our property and equipment, intangible assets and goodwill. Based on this review, we determined that approximately $17.1 million of goodwill and intangible assets related to the purchase of Archer USA do not provide substantial, foreseeable value to the Company and thus were impaired and included in “Impairment Loss” for the year ended December 31, 2013.

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

Other Income (Expense).

As of December 31, 2013 the fair value of the shares in excess of the authorized shares was approximately $2.5 million which resulted in a charge to other income for the twelve months ended December 31, 2013 of approximately $0.5 million.

Provision for Income Taxes.

For the years ended December 31, 2013 and 2012, we did not record any tax benefit for the income before tax losses incurred in the U.S., as we recorded a 100% valuation allowance on the potential benefit. If our U.S. operations achieve consistent profitability from a tax-reporting perspective we will record the tax benefits of U.S. pre-tax losses including any allowable tax benefit from historical losses.

Preferred stock dividend and accretion of beneficial conversion feature.

We determined that the Series A Preferred Stock issued in September 2010 contained an embedded beneficial conversion feature and we recorded a preferred stock discount of $10.0 million which will be treated as a deemed dividend and amortized over 24 months to accumulated deficit.  In addition, the holders of the Series A Preferred Stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6.0% per annum. For the years ended December 31, 2013 and 2012, we amortized approximately $0.0 million and $3.9 million, respectively, as accretion of the beneficial conversion feature. In addition, for the years ended December 31, 2013 and 2012, we recorded dividends of approximately $1.9 and $1.1 million, respectively, for the dividends payable to holders of the Series A Preferred Stock.

Net loss attributable to the Company.

For the year ended December 31, 2013 and 2012, net loss attributable to the Company was $26.6 million and $19.4 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors.  We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers.

Recent Accounting Pronouncements

There are no future accounting pronouncements which will impact 2014.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Lenco Mobile Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Lenco Mobile Inc. ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lenco Mobile Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

April 15, 2014

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$513	$618
Accounts receivable, net	2,760	1,832
Other current assets	249	226
Total current assets	3,522	2,676

Property and equipment, net	209	401

Other noncurrent assets:
Intangible assets - goodwill	573	14,953
Intangible assets - other, net	3,152	7,259
Other noncurrent assets	109	80
Total other noncurrent assets	3,834	22,292

Total assets	$7,565	$25,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,689	$6,712
Deferred revenue	591	304
Retention bonus	1,982	2,907
Preferred dividend payable	4,484	2,533
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	11,579	3,021
Liability for reclassified equity contracts	2,514	–
Total current liabilities	28,839	15,477

Long-term obligations, less current portion, net of debt discount (of $503, and $1,044 , respectively)	1,520	6,104
Total liabilities	30,359	21,581

Shareholders' equity:

Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 174,229 shares issued and outstanding at December 31, 2013 and at December 31, 2012, respectively, Liquidation Preference of $43,285 and $31,902 at December 31, 2013 and at December 31, 2012, respectively

Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 0 shares issued and outstanding at December 31, 2013 and at December 31, 2012 respectively, Liquidation Preference $2,197 at December 31, 2013

Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at December 31, 2013 and at December 31, 2012, respectively, Liquidation Preference $9,038 and $8,772 at December 31, 2013 and at December 31, 2012, respectively

Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at December 31, 2013 and at December 31, 2012, respectively, Liquidation Preference $5,989 and $5,813 at December 31, 2013 and at December 31, 2012, respectively

Common stock, 250,000,000 shares authorized, $.001 par value, 82,145,314 and 80,478,648 shares issued and outstanding at December 31, 2013 and at December 31, 2012, respectively,	81	81
Additional paid in capital	93,600	91,248
Accumulated other comprehensive loss	(692)	(306)
Accumulated deficit	(115,484)	(86,936)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total shareholders' equity	(22,794)	3,788

Total liabilities and shareholders' equity	$7,565	$25,369

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
	(In thousands, except share data)
Revenue	$15,274	$15,892
Cost of sales	6,609	6,349
Gross profit	8,665	9,543

Operating expense:
Sales and marketing	4,145	4,271
General and administrative	5,819	7,242
Research and development	4,368	5,356
Depreciation and amortization	1,064	1,717
Impairment loss	17,112	9,501
Total operating expense	32,508	28,087

Loss from operations	(23,843)	(18,544)

Other income (expense):
Interest expense, net	(2,150)	(1,359)
Other income (expense), net	(8)	579
Valuation of reclassified equity contracts	(523)	–
Total other income (expense)	(2,681)	(780)

Loss from operations before income taxes	(26,524)	(19,324)

Provision for income taxes	71	39

Net loss attributable to noncontrolling interest	–	(204)
Net loss attributable to Lenco Mobile Inc.	(26,595)	(19,567)

Preferred stock dividends	(1,939)	(1,138)
Series A Preferred Stock accretion of beneficial conversion feature	(14)	(3,904)

Net loss attributable to common stockholders	$(28,548)	$(24,609)

Basic and diluted net loss per share applicable to common stockholders
Net loss per share applicable to common stockholders - basic and diluted	$(0.35)	$(0.31)
Weighted average shares used in per share calculation - basic and diluted	80,889,607	80,563,250

The accompanying notes are an integral part of these consolidated financial statements.

F-3

Lenco Mobile Inc.

and its Subsidiaries

Statements of Comprehensive Loss

	Years Ended December 31,
	2013	2012
	(In thousands)
Net loss	$(26,595)	$(19,567)
Foreign currency translation adjustment	(386)	(304)
Total comprehensive loss	$(26,981)	$(19,871)

The accompanying notes are an integral part of these consolidated financial statements.

Lenco Mobile Inc.

and its Subsidiaries

Consolidated Statement of Shareholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Series A Preferred Stock		Series A -1 Preferred Stock		Series B-1 Preferred Stock		Series B-2 Preferred Stock		Additional Paid in	Non- Controlling	Other Accumulated Comprehensive Income/	Accumulated	Treasury	Total Shareholders' Equity/
	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Shares	Total	Capital	Interest	(Loss)	Deficit	Stock	(Loss)
Balance 12/31/2011	81,621,978	$82	161,752	$–	–	$–	87,717	$–	58,131	$–	$82,959	$(204)	$(2)	$(62,327)	$(67)	$20,442
Issuance of preferred stock			9,660								966					966

Conversion of debt to preferred stock			2,817								282					282

Issuance of warrants											1,282					1,282

Accretion of beneficial conversion feature											3,904			(3,904)

Preferred stock dividend														(1,138)		(1,138)

Stock Option Compensation											1,854					1,854

Treasury Stock	-1,143,330	(1)													(232)	(233)

Change in non-controlling interest related to disposition of subsidiary												204		(204)

Net Loss														(19,363)		(19,363)

Other comprehensive loss													(304)			(304)

Balance 12/31/2012	80,478,648	$81	174,229	$–	–	$–	87,717	$–	58,131	$–	$91,248	$–	$(306)	$(86,936)	$(299)	$3,788
Issuance of common stock	1,666,666	2									48					50

Issuance of preferred stock			1,744		11,500						1,324					1,324

Conversion of debt to preferred stock			5,207		6,233						1,223					1,223

Issuance of warrants											186					186

Accretion of beneficial conversion feature											14			(14)

Preferred stock dividend														(1,939)		(1,939)

Stock Option Compensation											1,544					1,544

Net Loss														(26,595)		(26,595)

Common stock liability											(1,989)					(1,989)

Other comprehensive loss													(386)			(386)

Balance 12/31/2013	82,145,314	$83	181,180	$–	17,733	$–	87,717	$–	58,131	$–	$93,600	$–	$(692)	$(115,484)	$(299)	$(22,794)

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc. and its Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(26,595)	$(19,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	523	–
Change attributable to noncontrolling interest	–	204
Depreciation and amortization	1,064	1,717
Allowance for doubtful accounts	59	131
Stock compensation expense	1,544	1,854
Amortization of debt discount	540	239
Impairment of long lived assets and goodwill	17,112	9,501
Changes in operating assets and liabilities:
Accounts receivable	(987)	(283)
Other current and non-current assets	(24)	108
Accounts payable, accrued expenses, and other current liabilities	2,495	197
Other	186	(212)
Net cash used in operating activities	(4,083)	(6,111)

Cash flows from investing activities:
Purchase of property and equipment	–	(184)
Proceeds from sale of assets	390	–
Net cash provided by (used) in investing activities	390	(184)

Cash flows from financing activities:
Payment of debt	–	(4,388)
Proceeds from issuance of Series A Preferred Stock	174	1,053
Proceeds from issuance of Series A1 Preferred Stock	1,150	–
Proceeds from issuance of Notes	2,600	7,493
Proceeds from sale of Common Stock	50	–
Purchase of Treasury Stock	–	(233)
Net cash provided by financing activities	3,974	3,925

Effect of exchange rate changes on cash and cash equivalents	(386)	(110)

Net change in cash and cash equivalents	(105)	(2,480)
Cash and cash equivalents, beginning of period	618	3,098
Cash and cash equivalents, end of period	$513	$618

Cash paid for income taxes	$–	$82
Cash paid for interest	$18	$301

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(1,953)	$5,042
Conversion of Retention Bonus for Series A Preferred	$–	$495
Conversion of a portion of the Bridge Note of Series A and A1 Preferred	$1,223	$–

The accompanying notes are an integral part of these consolidated financial statements

Lenco Mobile Inc.

Notes to Consolidated Financial Statements

For Years Ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

We are a global provider of proprietary mobile engagement solutions to large enterprises. Historically, our core operations have been conducted in South Africa through our subsidiary Archer Mobile South Africa Pty Ltd (formerly Capital Supreme (Pty) Ltd. and referred to herein as “Archer South Africa”). In December 2011, we acquired iLoop Mobile Inc. (since renamed Archer USA Inc. and referred to herein as “Archer USA”), a U.S. based mobile engagement platform and services provider. Our strategy is to focus on selling our mobile solutions to large enterprises worldwide. We are an early stage business in a rapidly changing mobile industry.

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

Liquidity

We have historically experienced recurring operating losses and negative cash flows from operations and have maintained our financial position through strategic management of our resources, including the sale of equity securities, borrowings and debt instruments. At December 31, 2013, we had total cash and cash equivalents of approximately $0.5 million and working capital deficit of $25.3 million. As further discussed in Note 7, we raised approximately $2.6 million from the issuance of the Bridge Notes and Senior Notes. Approximately $550,000, including accrued interest of $50,000 of the Bridge Notes was converted into Series A1 Preferred stock following lenders’ elections to do so.

In June 2013, the Company entered into a Note Purchase and Security Agreements with certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes (the “Senior Notes” defined below) in an aggregate principal amount of $2.0 million.

For the years ended December 31, 2013 and 2012, net losses from operations were approximately $26.6 million, and $19.6 million, respectively. For the fiscal year ended December 31, 2013, we had negative operating cash flows of $4.1 million. We anticipate we will continue to incur significant losses for the foreseeable future. Our ability to generate positive cash flows from operations and net income is dependent, among other things, on the acceptance of our products in the marketplace, market conditions, cost control, and our ability to raise capital on acceptable terms.

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

The uncertainties relating to our ability to successfully execute our 2014 operating plan, combined with our inability to implement further meaningful cost containment measures that do not jeopardize our growth plans and the difficult financing environment, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period following the date of such financial statements. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

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

Accounts Receivable

We extend credit based on an evaluation of a customer’s financial condition and payment history. Significant management judgment is required to determine the allowance for doubtful accounts. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2013 and December 31, 2012, the allowance for doubtful accounts was approximately $289,000 and $230,000, respectively.

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

Goodwill and intangibles with a carrying amount of $20.8 million were written down to their implied fair value of $3.7 million resulting in an impairment charge of $17.1 million in 2013. The Company utilized the income approach based upon a debt-free discounted net income /cashflow analysis approach to determine the fair market value of the reporting unit.

Based on our review of long-lived assets in December 2012, we determined approximately $9.5 million of intangibles were impaired and accordingly wrote off this amount.

Research and Development

Research and development expenses consist of direct expenses and are expensed as incurred.  As of December 31, 2013, our research and development organization consisted of 23 employees, including 8 in South Africa, 10 in Poland and 5 in North America. We incurred $4.4 million and $5.4 million related to research and development for the years ended December 31, 2013 and 2012, respectively.

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

Revenue Recognition

Revenue is recognized net of indirect taxes, rebates, chargebacks and trade discounts and consists primarily of the sale transactional marketing services and advisory services rendered.  We generate revenue primarily from per transaction fees, retainers, advisory and service fees and to a lesser extent license fees.  Revenue recognition varies depending on the type of transaction, and may involve recognizing revenues over the term of a contract, a period in which services are performed, at the time a transaction is performed or for the term of the licensing transactions.

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

We generate revenues through the licensing of our messaging platform and the performance of services. Our mobile messaging licenses operate under a number of different contractual relationships and generate revenue from a number of different sources, including the following:

—	Managed Service contracts: Many of our customers pay us fixed monthly fees for the right to use our technology and services. We typically enter into 12 month contracts to provide mobile access gateways, back-end connectivity, MMS and SMS messaging connectivity, monitoring, quality assurance and support in exchange for a monthly retainer. Revenues from these arrangements are generally recognized ratably over the term of the contract. These services are accounted for as a single unit of accounting as they do not meet the criteria for segregation into multiple deliverable units for purposes of revenue recognition.

—	Program contracts: We enter into certain program contracts with customers, under which we provide a defined service for a fixed fee per transaction. For example, our Mobile Statement products are used by some of our customers to deliver monthly statements to the mobile phones to their respective subscribers or consumers. We earn a fixed fee for each statement sent to a mobile phone. Revenues from these contracts are recognized upon provision of such services.

—	Transaction fees: In certain instances, we earn revenues on a transaction basis. For example, under the terms of our agreements with wireless carriers and enterprises, we earn transaction fees when a wireless subscriber downloads content into a mobile phone via one of our servers. Transaction fees are recognized as revenue in the period in which the transaction giving rise to the fee occurs.

—	Licenses of mobile platform: We earn royalties from the license of our platform to wireless carriers and enterprises. Our platform is connected to the wireless carriers’ data centers, and we earn fees ratably over the time period that services are provided to the wireless carrier or on a per message charge, depending on the individual agreement with the wireless carrier. With agreements that are based on a period of time in which the wireless carrier utilized the platform, revenues from the licenses are generally recognized ratably over the term of the contract in which the platform will be utilized. For those wireless carriers that pay on a per message basis, we recognize revenue in the period in which the transaction giving rise to the revenue occurs.

—	Advisory and service fees: We earn consulting and service fees when enterprises hire us to assist in the design and execution of a mobile advertising campaign. We provide services from the initial conceptualization through the creation of the content, mobile website development, database design/development, and other related services to successfully implement the mobile campaign, including final product dissemination to consumers and measurement of success rates. Each of these services are priced, billed and recorded as revenue separately in the period in which the service is performed.

Stock Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” which requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period.

Fair Value Measurement

Accounting standards define a three-tier value hierarchy that prioritizes the inputs used in the valuation methodologies in measuring fair-value.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $0.1 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria will be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company does not believe that it has any uncertain tax positions. As of December 31, 2013, the tax years open to examination by tax regulatory authorities of the Company were 2009 to 2013.

Earnings (loss) per Share

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

As of December 31, 2013 there were outstanding warrants to purchase up to 25,163,166 shares of common stock, stock options to purchase up to 53,465,045 shares of common stock, 181,180 shares of convertible Series A Preferred Stock which would convert to 87,995,197 shares of common stock, 17,733 shares of convertible Series A1 Preferred Stock which would convert to 9,317,214 shares of common stock and 87,717 shares of convertible Series B1 Preferred Stock which would convert to 36,154,0254 shares of common stock and 58,131 shares of convertible Series B2 Preferred Stock which would convert to 14,974,788 shares of common stock. All potentially dilutive securities were excluded from the computation of earnings per share because the effect of including them would have been anti-dilutive due to the net losses incurred.

As of December 31, 2012 there were outstanding warrants to purchase up to 13,163,166 shares of common stock, stock options to purchase up to 54,065,045 shares of common stock, 174,229 shares of convertible Series A Preferred Stock which would convert to 80,701,218 shares of common stock, 87,717 shares of convertible Series B1 Preferred Stock which would convert to 35,892,209 shares of common stock and 58,131 shares of convertible Series B2 Preferred Stock which would convert to 14,968,733 shares of common stock.  All potentially dilutive securities were excluded from the computation of earnings per share because the effect of including them would have been anti-dilutive due to the net losses incurred.

NOTE 2 – ACCOUNTS RECEIVABLE, NET AND CONCENTRATIONS

Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2013	2012
	(In thousands)
Accounts receivable – trade	$3,049	$2,062
Allowance for doubtful accounts	(289)	(230)
Accounts receivable, net	$2,760	$1,832

One customer in 2013, Vodacom (Pty) Ltd represents an account receivable balance of 17% of gross accounts receivable at December 31, 2013.  One customer in 2012, First National Bank Ltd represents an account receivable balance of 16% of gross accounts receivable at December 31, 2012.

Our customers are large enterprises, including financial institutions, consumer brands, retailers and health care providers, as well as marketing agencies. Historically, our core operations predominately have been conducted in South Africa. In 2013 and 2012, approximately 65% and 68% of our revenues were generated in South Africa. Three customers in South Africa accounted for approximately 26% of our revenue in 2013 and 29% of our revenue in 2012. We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or any significant adverse change in the size or terms of a contract with a key customer could significantly reduce our revenues. We have month-to-month purchase order agreements with these customers.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Furniture and fixtures	$98	$112
Leasehold improvements	113	138
Computer and network equipment	667	740
Computer software	98	104
Total cost of property and equipment	976	1,094
Accumulated depreciation	(767)	(693)
Property and equipment, net	$209	$401

Depreciation expense was $0.2 million and $0.3 million for the year ended December 31, 2013 and 2012, respectively.

NOTE 4 – GOODWILL

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

We perform the goodwill impairment test annually in the fourth quarter or when indicators of impairment are present. Goodwill and intangibles with a carrying amount of $20.8 million were written down to their implied fair value of $3.7 million resulting in an impairment charge of $17.1 million in 2013. The Company utilized the income approach based upon a debt-free discounted net income /cashflow analysis approach to determine the fair market value of the reporting unit. The net carrying value of goodwill was approximately $0.6 million and $15.0 million at December 31, 2013 and 2012, respectively, which was comprised of the following:

	January 1, 2012	Impairments	Disposals	Change due to foreign currency	December 31, 2012	Impairments	Change due to foreign currency	Disposals	December 31, 2013
	(in thousands)
Archer USA	$23,411	$(9,218)	$–	$–	$14,193	$(14,193)	$–	$–	$–
Archer South Africa	738	–	–	(29)	709	–	(136)	–	573
Lecno Tech - SGW	51	–	–	–	51	–	–	(51)	–
Total Goodwill	$24,200	$(9,218)	$–	$(29)	$14,953	$(14,193)	$(136)	$(51)	$573

NOTE 5– INTANGIBLES – OTHER, NET

The changes in carrying amount of intangible assets for the years ended December 31, 2013 and December 31, 2012 were as follows:

	Balance as of January 1, 2013	Additions	Amortization	Impairment	Disposal of Intangible	Foreign Exchange Translation	Balance as of December 31, 2013
	(in thousands)
Intangible assets with indefinite lives	$107	$–	$–	$(107)	$–	$–	$–
Intangible assets subject to amortization	7,152	–	(888)	(2,812)	(300)	–	3,152
Total	$7,259	$–	$(888)	$(2,919)	$(300)	$–	$3,152

	Balance as of January 1, 2012	Additions	Amortization	Impairment	Disposal of Intangible	Foreign Exchange Translation	Balance as of December 31, 2012
Intangible assets with indefinite lives	$390	$–	$–	$(283)	$–	$–	$107
Intangible assets subject to amortization	8,786	–	(1,464)	–	–	(170)	7,152
Total	$9,176	$–	$(1,464)	$(283)	$(170)	$(170)	$7,259

Amortization expense for the years ended December 31, 2013 and December 31, 2012 was approximately $890,000 and $1,500,000, respectively.

	Amortization Period	Cost	Accumulated Amortization	Balance as of December 31, 2013
	(in thousands)
Purchased technologies	3 - 10 years	$1,957	$(890)	$1,067
Customer Relationships	12 Years	5,874	(3,789)	2,085
Total		$7,831	$(4,679)	$3,152

Estimated aggregate amortization expense for each of the next six fiscal years is:

The Years Ended December 31:
2014	$621
2015	617
2016	590
2017	255
2018	255
Thereafter	814
Total Amortization	$3,152

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Accounts payable	$4,840	$3,410
Accrued expenses	2,849	3,302
Accounts payable and accrued expenses	$7,689	$6,712

Approximately 31% and 41% of accounts payable at December 31, 2013 and 2012, respectively, are due to two vendors. In 2013, two Vendors represented approximately 35% of our cost of sales.

NOTE 7 – DEBT

Our debt is comprised of the following:

	December 31,	December 31,
	2013	2012
	(in thousands)
The Company issued seven convertible promissory notes, for an aggregate principal amount of $2,083 on February 28, 2009 and January 16, 2011, as amended. During 2012, the holders of $1,585 of the $2,082 notes originally issued were repaid. In January 2011, $238 plus accrued interest was paid in full. The remaining $260 plus accrued interest due to MOSD Holdings, LLC was still outstanding at December 31, 2013. Due on demand and bears interest at 10%.	$260	$260

In December 2011, in connection with the acquisition of Archer USA, the Company issued subordinated promissory notes to nine Archer USA debt holders, for an aggregate principal amount of $2,549. The notes bear interest at a rate of 12% per annum and are unsecured. Thirty percent of the outstanding balance is required to be repaid on the first and second anniversaries of the issuance with the remaining principal amount due on the 3rd anniversary of the issuance. The Company plans on repaying when there are sufficient resources to satisfy these obligations.	2,549	2,549

In December 2011, in connection with the acquisition of Archer USA promissory notes in the amount of $301 were assumed. The notes are non-interest bearing and are unsecured. They are due on the earlier of a Change of Control or September 2014	301	301

In 2010, 2012 and 2013, our subsidiary Archer South Africa entered into several capital lease agreements for network and computer equipment. See detail below.	49	106

In July and August of 2012, the Company entered into a Note Purchase and Security Agreement by and among the Company and certain lenders, pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in an aggregate principal amount of $3,995 (net of debt discount) and Warrants to purchase shares of Company common stock. The Notes accrue interest on the unpaid principal amount at a rate of 12% per annum, compounded quarterly. The Notes are secured by a first priority security interest in substantially all of the Company's assets and are due in July and August 2014. (net of debt discount cost of $498)	3,497	2,956

The Larsen Note provides for an initial payment of $550, which we paid on August 1, 2012, a second payment of $171 at any time on or before December 31, 2012, which was not paid and quarterly payments of an amount equal to 15% of the total of our consolidated earnings before interest, taxes, depreciation, amortization and stock compensation. The Company plans on repaying when there are sufficient resources to satisfy these obligations.	1,874	1,874

On February 15, 2013 the Company issued a promissory note to a director of the Company in the aggregate principal amount of $100. The Note was due April 2013 and included a 10% loan fee. The principal amount increase at the rate of $2 per month. The Company plans on repaying when there are sufficient resources to satisfy these obligations.	126	–

In June 2013, the Company entered into a Note Purchase and Security Agreement with certain lenders pursuant to which the Lenders purchased from the Company Senior Secured Promissory Notes in the aggregate principal amount of $2,000. The 2013 Senior Notes mature on January 15, 2015. The Company may prepay the 2013 Senior Notes in whole or in part from time to time without premium or penalty. Pursuant to the 2013 Senior Notes, the Company is obligated to pay the Lenders a fee that is calculated based on the timing of the amounts that are repaid. For amounts repaid on or before October 15, 2013, the fee is two and one half percent (2.5%) of the amount repaid. For amounts repaid after October 15, 2013 but on or before January 15, 2014, the fee is ten percent (10%) of the amount repaid. For amounts repaid after January 15, 2014 but on or before April 15, 2014, the fee is thirty percent (30%) of the amount repaid. For amounts repaid after April 15, 2014 but on or before July 15, 2014, the fee is sixty percent (60%) of the amount repaid. For amounts repaid after July 15, 2014 but on or before October 15, 2014, the fee is one hundred percent (100%) of the amount repaid. For amounts repaid after October 15, 2014 but on or before January 15, 2015, the fee is one hundred and fifty percent (150%) of the amount repaid.	2,000	–

In March 2012 the Company issued a promissory note to a director of the Company in the aggregate principal amount of $50. The Note accrues interest at a rate of 20% per annum.	50	–
Total debt payable at December 31, 2013 and 2012	$10,706	$8,046

Accrued interest at December 31, 2013 and 2012	2,393	1,079
Current maturities of debt payable	9,186	1,942
Total current maturities and accrued interest	$11,579	$3,021

Long-term debt payable, net of current maturities and accrued interest	$1,520	$6,104

Our future debt payments are $11,579 and 1,520 in 2014 and 2015 respectively.

Capital Lease Obligations

During 2013, we entered into one capital lease obligation that expires in 2015 and bears interest at 8.5%. During 2012 we entered into two capital lease obligations that expire in 2015 and bear interest at 9.8%. During 2010, we entered into two capital lease obligations that expire in various years through 2013 and bear interest at 11.0% and 11.5%. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 2013 and 2012.

Depreciation on assets under capital leases charged to expense for the year ended December 31, 2013 and 2012 was approximately $27,000 and $22,000, respectively.

Following is a summary of property held under capital leases:

	December 31, 2013	December 31, 2012
	(in thousands)
Network and computer equipment	$86	$156
Less: accumulated depreciation	(34)	(45)
Net book value of equipment under capital lease obligation	$52	$111

The following table summarizes our capital lease obligations:

	December 31, 2013	December 31, 2012
	(in thousands)
Current Portion of obligation under capital lease	$25	$17
Non-current portion of obligation under capital lease	24	89
Total obligation under capital lease	$49	$106

The future minimum lease payments are summarized below:

2014	$25
2015	24
Minimum future lease payments	$49
Less: Interest portion	(4)
Present value of future minimum lease payments	$45

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Retention Bonus Obligations

Retention bonus obligations of $2.0 million and $2.9 million as of December 31, 2013 and December 31, 2012, respectively, were owed under agreements entered with certain employees in conjunction with the acquisition of Archer USA. The agreements state that amounts not paid when due shall accrue interest at an annual rate of 6%. We do not plan on paying these obligations until such time as our resources permit. In January 2013, an officer converted $0.6 million under his retention bonus agreement into 5,207 shares of our Series A Preferred Stock. In December 2012, pursuant to retention bonus agreements, certain officers and employees of the Company elected to convert a portion of their retention bonus agreements into Series A Preferred Stock. Based on their election, 2,817 shares of Series A Preferred stock were issued in exchange for reducing retention bonus amounts by an aggregate amount of approximately $0.5 million.

Lease Commitments

Future lease obligations for the years 2014, 2015 and thereafter are approximately $0.2, $0.1 and $0.2 million respectively.

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

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012 for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  The High Court affirmed the lower court’s judgment and awarded the trustee additional expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court has declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, plus fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of March 31, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to vigorously dispute any attempt made to enforce this judgment or collect these amounts.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  In his complaint, Plaintiff sought retention bonus payments and/or six months’ wages under the employment agreement; double damages in the amount of any wage liability for willful nonpayment of wages, attorneys’ fees and costs, plus pre and post-judgment interest.  The court granted summary judgment in defendants’ favor, dismissing the claim under the 2011 iLoop employment agreement, all claims against Matthew Harris, as well as the claim for double damages for willful nonpayment.  The plaintiff’s only surviving claim was tried and, following trial, the court entered judgment against plaintiff and in favor of defendants. The plaintiff has appealed the judgment. We believe the claims are without merit and intend to vigorously defend against them on appeal.

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

NOTE 9 – STOCK OPTIONS

As of December 31, 2013, there were 9.6 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes to our outstanding stock options were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	9,530,045	$1.39	3.38

Exercisable at December 31, 2011	3,706,497	$0.87

Vested and expected to vest at December 31, 2011	9,530,045	$1.39	3.38

Granted	47,535,000	$0.12
Exercised	–
Cancelled or expired	(3,000,000)	$0.12

Outstanding at December 31, 2012	54,065,045	$0.12	4.97

Granted	4,820,000	$0.03
Exercised	–
Cancelled or expired	(5,420,000)	$0.12

Outstanding at December 31, 2013	53,465,045	$0.12	4.02

Exercisable at December 31, 2013	33,026,324	$0.12

Vested and expected to vest at December 31, 2013	53,465,045	$0.12	4.02

The fair value of the stock options granted in 2013 at the date of grant was determined to be approximately $0.2 million, which will be amortized over the vesting period of three years. As of December 31, 2013, there was approximately $2.4 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 1.4 years. For the year ended December 31, 2013, we recorded approximately $1.5 million of stock-based compensation expense.

Stock based compensation is allocated as follows:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Sales and marketing	$455	$352
General and administrative	849	957
Research and development	240	545
	$1,544	$1,854

On May 6, 2012, we modified the exercise price of all outstanding stock option awards issued under the Company’s 2009 Equity Incentive Plan. Based on the fair market value of the common stock as determined by the Compensation Committee of the Company’s Board of Directors as of that date the original exercise price of $2.15 per share was reduced to $0.12 per share. A total of 44 option grants relating to a total of 2.5 million shares of common stock underlying the option grants were repriced in connection with this modification. The total amount of additional incremental stock-based compensation cost resulting from the repricing of the awards was approximately $0.02 million.

We used the Black-Scholes option pricing model to calculate the fair-value of all stock options granted. The expected volatility was based on historical volatility of our common stock.. We elected to use the simplified method of estimating the expected term. Under the simplified method, the expected term is equal to the approximate midpoint between the vesting period and contractual term of the stock option. The risk-free interest rate is based on US Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Risk-free interest rate	0.90%	0.36%
Expected term (in years)	4.02	4.97
Dividend yield	0%	0%
Expected Volatility	257%	61%

NOTE 10 – PREFERRED STOCK

Series A Preferred Stock Financing

In January 2013, we entered into a securities purchase agreement with accredited investors pursuant to which we sold 1,744 shares of Series A Convertible Preferred Stock at a purchase price of $115 per share, raising aggregate gross proceeds of approximately $0.2 million.

In January 2013, Mathew Harris converted a portion of the amount owed to him under a retention bonus agreement into Series A Convertible Preferred Stock. Based on this conversion, 5,207 shares of Series A Preferred stock were issued to him in exchange for reducing the amount owed under his retention bonus agreement by approximately $0.6 million.

During 2012, we sold an aggregate of 9,660 shares of our Series A Preferred Stock at an average purchase price of approximately $109 per share, raising aggregate gross proceeds of $1.1 million. All transactions were pursuant to the terms of securities purchase agreements between the company and certain accredited investors.

In December 2012, pursuant to retention bonus agreements, certain officers and employees of the company elected to convert a portion of the amount owed under their retention bonus agreements into Series A Convertible Preferred Stock. Based on their election, 2,817 shares of Series A Preferred stock were issued in exchange for reducing retention bonus amounts by an aggregate amount of approximately $0.5 million.

At December 31, 2013 there is $4.0 million accrued for dividends payable related to Series A Preferred Stock.

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

Series A1 Preferred Stock Financing

During 2013 we sold an aggregate of 11,500 shares of Series A1 Convertible Preferred Stock at a purchase price of $100 per share.

In February 2013, the Company issued Bridge Notes to certain lenders in an aggregate principal amount of $600,000. Certain Lenders elected to convert amounts owed to them under the Bridge Notes in exchange for 5,500 shares of Series A 1 Preferred stock. The remaining Bridge Note in the amount of $100,000 is currently past the maturity date and we are reviewing options for settlement.

In May 2013 certain lenders converted amounts owed to them in exchange for 733 shares of Series A1 Preferred Stock.

At December 31, 2013 there is approximately $0.1 million accrued for dividends payable related to Series A1 Preferred Stock.

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

NOTE 11 – COMMON STOCK AND WARRANTS

In October 2013, the Company entered into a purchase agreement with Johann Venter, an employee in South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

In October 2013, the company entered into a purchase agreement with Edward Groenwald, an employee of South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

During 2012, we purchased 1,143,300 shares of treasury stock for approximately $233,000.

During 2012, in conjunction with the issuance of the 2012 Senior Notes, we issued warrants to purchase up to 11,919,000 shares of common stock at an exercise price of $0.10 per share.

The following table summarizes outstanding warrants to purchase shares of our common stock:

	Shares of Common Stock	Shares of Common Stock
	Issuable from Warrants	Issuable from Warrants
	Outstanding as of December 31,	Outstanding as of December 31,	Exercise
Date of Issue	2013	2012	Price	Expiration
July 1, 2009	600,000	600,000	$3.2	February 2014
February 1, 2009	644,166	644,166	$1.0	February 1, 2014
July 30, 2012	6,627,000	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000		$0.05	February 15, 2018
	25,163,166	13,163,166

Liability For Reclassified Equity Contracts Represented by Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

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

On January 1, 2013, the combined total of the Company’s issued shares and its potentially issuable shares exceeded the authorized number of shares by 60,100,524 potentially issuable shares. This excess arose because of the conversion features of certain preferred shares that were triggered on that date, and issuances of warrants and stock options. At this initial measurement date, the fair value of the potentially issuable shares in excess of the authorized number of common shares was approximately $2.0 million, which amount was recorded as a liability for reclassified equity contracts, with a corresponding charge to shareholders’ equity. This liability was recorded based on the valuation of the last contracts to contribute to the excess.

As of December 31, 2013, potentially issuable shares in excess of the authorized number of common shares were 59,445,777 potentially issuable shares, represented by warrants, stock options, Series A and Series A/1 preferred shares, the fair value of which was measured at approximately $2.5 million. The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other and expense of $0.5 million for the year then ended. The income has been recorded as valuation of reclassified equity contracts.

NOTE 12 – RELATED PARTY TRANSACTIONS

As previously discussed in Note 10, Matthew Harris converted $0.6 million of his retention bonus into Series A Preferred stock in January 2013.

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

In June 2013, the Company issued 2013 Senior Notes to James Liang, a director of the Company, in the amount of $325,000, to Derace Schaffer, a director of the Company, in the amount of $525,000, to Pablo Enterprises LLC in the amount of $900,000.

In October 2013, the Company entered into a purchase agreement with Johann Venter, an employee in South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

In October 2013, the company entered into a purchase agreement with Edward Groenwald, an employee of South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

In August 2012, we entered into Note Purchase Agreements in aggregate principal amount of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The Lenders included James Liang, a director of the Company, Michael Levinsohn, the Executive Chairman of our Board of Directors and a director of the Company, Chris Dukelow, the former Chief Financial Officer of the Company, a retirement account for the benefit of Matthew Harris, the Chief Executive Officer of the Company, Robert J. Chiumento, Managing Director of Healthcare and Srinivas Kandikattu, the Chief Operating Officer of the Company. The terms of the debt financing, were substantially the same for all lenders. The amount of borrowings from related parties included in the $4.0 million was $2.8 million.

On July 30, 2012, we issued the Larsen note to Jorgen Larsen, a director of the Company, in the amount of $2,546,500. The Larsen Note matures on July 31, 2016 and will accrue interest on the unpaid principal amount at a rate of 12% per annum, plus, if applicable, a default rate of an extra 2% per annum, to be paid quarterly. The Larsen Note was issued by the Company in connection with our repayment of the outstanding amount of the Bridge Bank loan.

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

The contingency applicable to the cash payments due on December 27, 2012 for all individuals was satisfied on December 27, 2012, on which date the cash payments became due and the Series A Preferred Stock was issued to the individuals.

NOTE 13 – INCOME TAXES

The provision for deferred tax is calculated using enacted or substantively enacted tax rates at the reporting date that are expected to apply when the asset is realized or liability settled. A deferred tax asset is recognized to the extent that it is more likely than not that future taxable profits will be available against which the deferred tax asset can be realized.

Our income tax provision (benefit) is comprised of the following:

	December 31,	December 31,
	2013	2012
Current:
Federal	$–	$–
Foreign	71	39
State	–	–
Total current	$71	$39

Deferred:
Federal	$–	$–
Foreign	–	–
State	–	–
Total deferred	$–	$–

Total Income Tax Expense (Benefit)	$71	$39

Significant components of our deferred tax assets and (liabilities) are set forth below:

	December 31,	December 31,
	2013	2012
Net Operating Loss Carryforward	$26,065	$22,550
Intangibles	10,030	4,176
Stock Compensation	2,078	1,519
Other	754	355
Deferred Tax Assets	38,927	28,300
Valuation Allowance	(38,927)	(28,300)
Net Deferred Tax Assets (Liability)	$–	$–

U.S. and foreign income (loss) before income taxes are set forth below:

	December 31,	December 31,
	2013	2012

U.S.	$(26,851)	$(18,644)
Foreign	256	(719)
Income Before Taxes	$(26,595)	$(19,363)

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	December 31,	December 31,
	2013	2012

Income tax expense @ 35%	$(9,283)	$(6,777)
Other	(1,272)	2,252
Change in valuation allowance	10,626	4,654
Total income tax expense	$71	$39

We have previously not provided deferred tax on the undistributed earnings of foreign investments. Management estimates that the total net undistributed earnings upon which deferred tax has not been provided total approximately $0.4 million at December 31, 2013. Such net undistributed earnings are held in the Multimedia Solutions subsidiary, which is a South Africa corporation.

As of December 31, 2013, we had NOL carryforwards for federal, state and foreign income tax purposes of $61.60 million, $48.70 million and $2.4 million, respectively. Such carryforwards may be used to reduce taxable income in those jurisdictions through 2031 subject to limitations of Section 382 of the Internal Revenue Code (“IRC”). The NOL carryforwards will begin expiring in 2028.

We identify certain unremitted earnings of foreign investments as being indefinitely reinvested and, consequently, the taxpayer does not provide deferred taxes on the outside basis difference related to those earnings (“outside basis differences”). We believe that their permanent reinvestment position is subject to a potential change in the U.S. tax rules.

NOTE 14 – EMPLOYEE BENEFIT PLANS

We have two 401(k) defined contribution and profit sharing plans for eligible employees under the name of Lenco Mobile Inc. Retirement Plan and Trust and Archer USA 401K. Under the defined contribution plans, employees can make voluntary contributions not to exceed the limits established by the Internal Revenue Code. We did not make any matching contributions during 2013 and 2012.

NOTE 17 – SUBSEQUENT EVENTS

As discussed elsewhere, the Company has received notices from seven shareholders of Series A Preferred Stock that each of them has elected to have the Company redeem the Series A Preferred Stock held by them. As of April 15, 2014, the total amount that would be required to redeem all of the shares of Series A Preferred Stock held by these seven shareholders is approximately $2.4 million. The Company is not legally able to redeem any shares at this time.

On March 20, 2014, the Company received notice that the Supreme Court of Denmark had declined to hear an appeal filed by Archer USA relating to a judgment entered by the Eastern High Court of Denmark. As discussed elsewhere, Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. As a result of the Supreme Court of Denmarks decision not to review Archer USA’s appeal, Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, plus fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA approximately $3,000,000 as of March 31, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to vigorously dispute any attempt made to enforce this judgment or collect these amounts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of certain material weaknesses in our internal controls over financial reporting identified below.

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

We have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013.

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

Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992).

Our management is in the process of remediating the material weaknesses described above, as follows:

(1)	investing in additional enhancements to our information technology systems, including enhancements to uniform and universal financial reporting and fully-integrated operating platforms across all of the Company’s subsidiaries, and security over user access and administration;

(2)	documenting, to standards established by senior accounting personnel and the principal accounting officer, the review and analysis and related conclusions with respect to complex, non-routine transactions;

(3)	creating policy and procedures manuals for the accounting, finance and information technology functions.

The Company is developing the remediation plans for the material weaknesses identified above. The Company's remediation efforts are expected to continue through fiscal 2014.

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

Changes in Internal Control over Financial Reporting

As disclosed in our 2012 Annual Report on Form 10-K, we reported material weaknesses in our internal controls over financial reporting as discussed in more detail below.

As of December 31, 2013, we have remediated two of the previously reported material weaknesses in internal controls over financial reporting. The reported weaknesses and remediation are as follows:

1.	We did not maintain sufficient in-house personnel resources with the technical accounting knowledge, expertise and training in the selection, application and implementation of GAAP to certain complet or non-routine transactions

Remediation:

We hired accounting and finance staff with the commensurate knowledge, experience, and training necessary to complement the current staff in the financial reporting functions, including:

• A Chief Financial Officer, hired in the second quarter of 2013.

• A Controller, hired in the fourth quarter of 2012

• A Senior Level Accountant, hired in the second quarter of 2013

We have and will continue to focus on improving the skill sets of our accounting and finance staff throughn education and training.

2.	We did not maintain adequate segregation of duties for staff members responsible for certain financial accounting and reporting functions

Remediation:

We implemented changes to the various roles and responsibilities within the accounting department. These changes ensured that adequate segregation was achieved or that enhanced mitigating controls were in place and operating effectively.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Name	Age	Director since
Michael Levinsohn (1)	52	2008

Matthew Harris (2)	53	2011

Derace Schaffer, MD	66	2012

James L. Liang	56	2011

Michael Durden	51	2012

Jorgen Larsen	72	2011

(1)	Mr. Levinsohn resigned from his position as Executive Chairman and ceased to be an employee or executive officer of the Company on September 17, 2013. Mr. Levinsohn resigned from his position as a director and Chairman of the Board of Directors of the Company on January 31, 2014.
(2)	Mr. Matthews was appointed as a director of the Company on April 18, 2013. Mr. Matthews was appointed as Chairman of the Board of Directors of the Company on January 31, 2014.

Michael Matthews joined our Board in April 2013 and was elected Chairman in January 2014.  Michael is a corporate advisor and board director with over thirty years experience in the business of technology. He has a strong background in telecommunications, software, technology and innovation, having held senior positions at hardware and software companies and in both start-up and multinational companies. In addition to Archer, he is a board director of Calix Inc., a leading global provider of broadband communications access systems and software, and Innovolt Inc., a leading provider of patented sensor technology and analytics software. He previously served as the chief strategy officer of Nokia Siemens Networks and directed the company’s strategic planning and investments, mergers and acquisitions program and strategic alliances and partnerships. Prior to that, Michael was chief marketing officer at Amdocs Inc, the leading provider of software and services for many of the world’s largest communications service providers. In addition, Michael held senior roles at Groove Networks, Platinum Technology, Inc., Sterling Software, Digital Equipment Corporation and NCR Corporation. Michael has a degree in Civil Engineering from the University of Queensland, Australia.

Mr. Matthews provides the company with international marketing and strategy expertise and leadership from his background working with multinational hardware and software companies. He serves on the board of directors of other public companies and brings public company leadership and governance experience.

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

Michael Levinsohn served as a director commencing in 2008 and as Chairman of the Board of Directors from December 30, 2011 until his resignation from the Board on January 31, 2014.

EXECUTIVE OFFICERS

In addition to Mr. Harris, the executive officers of the Company as of March 15, 2014, were as follows:

Name	Age	Title

Douglas Durst	54	Chief Financial Officer and Treasurer

Srinivas Kandikattu	44	Chief Operating Officer

Christopher Stanton	45	General Counsel and Secretary

Christopher Wayman	44	GM Americas, EVP Product

Doug Durst, As CFO Doug brings more than 25 years of experience in leadership roles with technology focused startups, venture backed and public companies. In addition to being a licensed CPA Doug brings a wide array of skills in mergers and acquisitions, post merger integration, funding, revenue acceleration, and in improving operations and business performance. Before joining Archer, Doug was the CFO at Visible Technologies, a partner at Tatum, the CFO/COO at Africa Ten Enterprise, President/CFO at Chase Innovations, and was the Director of Business Performance at Microsoft. He holds an undergraduate degree in Business Administration from the University of Washington (Accounting & Finance) and a MBA in Finance (summa cum laude) from the Nova Southeastern University (Wayne Huizenga School of Business).

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

Christopher Wayman, as EVP of Product and General Manager of the Americas at Archer, Chris is responsible for leading sales and channel expansion for mobile CRM solutions and agency services throughout the Americas. Chris Wayman is a seasoned digital marketing executive that has developed and led customer marketing initiatives for more than 15 years. He has domestic and international marketing experience working with Fortune 1000 brands across travel, media, entertainment, retail, consumer packaged goods, heath care and the financial services industries. Prior to joining Archer, he was VP of Digital Development of the Travel, Media & Entertainment group at Merkle, the largest privately held agency in North America, focused on one-to-one marketing, digital innovation, personalization, digital media execution and connected CRM. He holds a BA from the University of Arizona with a concentration on business administration and marketing.

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

Based solely on a review of reports on Forms 3, 4, and 5, and amendments to those reports, furnished to us during and with respect to fiscal year 2013 pursuant to Section 16 of the Exchange Act, the Company believes that no executive officers, directors or beneficial owners of more than ten percent of a registered class of our equity securities were late in filing such reports during 2013, with the following exceptions:

•	Mr. Larsen filed a late report on Form 3 and a late report on Form 4 for one transaction.

•	Mr. Liang has not filed seven reports on Form 4 for nine transactions.

•	Mr. Matthews filed a late report on Form 4 for one transaction.

•	Mr. Harris filed a late report on Form 3 and a late report on Form 4 for six transactions.

•	Mr. Levinsohn has not filed two reports on Form 4 for two transactions.

•	Mr. Wayman has not filed a report on Form 3.

•	Mr. Kandikattu filed a late report on Form 3 and a late report on Form 4 for four transactions. Mr. Kandikattu did not file one report on Form 4 for one transaction.

•	Pablo Enterprises LLC has not filed one report on Form 4 for one transaction.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Messrs. Matthews, Durden, Liang, Schaffer and Larsen are “independent directors” as defined in Rule 5605 of the NASDAQ Stock Market (Nasdaq) listing rules. In making its independence determinations, the Board of Directors considered all relationships between its directors and the Company.

Board Meetings and Committees

The Board of Directors held eight meetings during 2013. During the last year, no director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director. The Company encourages, but does not require, members of the Board of Directors to attend the annual meeting of shareholders.

The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The current membership and leadership of each of the committees of the Board of Directors is set forth in the table below

Audit Committee. The Audit Committee consists of Mr. Liang and Mr. Schaffer, with Mr. Liang serving as chair. The Audit Committee held five meetings in 2013. The Audit Committee oversees the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The Audit Committee appoints and approves the services performed by the Company’s independent registered public accounting firm and is responsible for reviewing and evaluating the Company’s accounting principles and its system of internal control over financial reporting. The Board of Directors has further determined that Mr. Liang is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

The Audit Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.archermobile.com.

Compensation Committee. The Compensation Committee consists of Mr. Larsen and Mr. Liang, with Mr. Liang serving as chair.   The Compensation Committee held two meetings during 2013. The Compensation Committee administers granting of options to purchase stock of the Company pursuant to the Company’s stock plans and, in accordance with the terms of the respective stock plans, determines the terms and conditions of such issuances and grants. In addition, the Compensation Committee reviews and approves the Company’s executive compensation policy, conducts an annual review of the compensation of each senior executive and approves compensation for the executive management.

The Compensation Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.archermobile.com.

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

The Governance Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.archermobile.com

Board Leadership Structure

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

The Board of Directors believes the current leadership structure, with a non-management chairman is appropriate at this time. The Board believes this structure ensures a greater role for the independent directors in the oversight of the Company, as well as their active participation in setting agendas and establishing priorities and procedures for the work of the Board. The Board also believes its administration of its risk oversight function, as discussed below, has not affected the Board’s leadership structure.

During 2013, prior to the election of Mr. Matthews to the position of Chairman, Mr. Liang served as the lead director for all meetings of the non-management directors held in executive session and acted as a liaison between management and the non-management directors.

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

Corporate Governance

The Company has adopted a set of Corporate Governance Guidelines. The Governance Committee is responsible for overseeing the Corporate Governance Guidelines and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The Corporate Governance Guidelines are posted on the Company’s website at www.archermobile.com

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of the Company as required by applicable securities laws and rules of the SEC. The Code of Business Conduct and Ethics is posted on the Company’s website at www.archermobile.com. The Company will post on its website any amendments to, or waivers from, any provision of its Code of Business Conduct and Ethics.

Communication between Shareholders and Directors

The Board of Directors does not currently have a formal process for shareholders to send communications to it. Nevertheless, every effort has been made to ensure that the views of shareholders are heard by the Board or by individual directors, as applicable, and that timely and appropriate responses are provided. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. Shareholders wishing to formally communicate with the Board may send communications directly to Michael Matthews, c/o Lenco Mobile Inc., 2025 First Avenue, Suite 320, Seattle, WA 98121.

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

Item 11.     Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned by our Chief Executive Officer and our other two most highly compensated executive officers (the “named executive officers”) for 2013 and 2012. Positions reported in the tables are those held by the named executive officers in 2013.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)
Michael Levinsohn (3)	2013	154,126	0	–		154,126
Executive Chairman	2012	310,680	485,615	–		795,295

Matthew Harris	2013	342,708	0	600,000	(2)	942,708
Chief Executive Officer	2012	265,208	151,282	300,000	(2)	716,490

Srini Kanidikattu	2013	218,749	30,000			248,749
Chief Technology Officer	2012	217,183	89,711	75,000		381,954

(1)	Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718. See Note 9, under the heading “Stock Options” in the Notes to Consolidated Financial Statements for assumptions made in determining these amounts.

(2)	Reflects the value of Series A Preferred Stock issued in January 2013 in connection with the conversion of amounts payable under the Retention Bonus Agreements, discussed below, to Series A Preferred Stock of the Company. Reflects the value of Series A Preferred Stock issued on December 27, 2012 in connection with an election to convert certain amounts payable under the Retention Bonus Agreements, discussed below, to Series A Preferred Stock of the Company.

(3)	Mr. Levinsohn’s employment agreement dated September 1, 2009 entitled him to receive a base salary in the amount of $25,000.00 per month through 2012. The employment agreement expired December 31, 2012.

2013 Elements of Compensation

Our principal compensation element for 2013 was base salary. The bonus plan for executives was eliminated mid-year with only one executive receiving a bonus award under the plan. One executive received an equity grant during the year. The compensation of our named executive officers is determined by the Compensation Committee in its discretion.

Base Salary. Base salary is established by the Compensation Committee based on its assessment of the appropriate rate for each executive and at the sole discretion of the Compensation Committee. During 2013, the Compensation Committee increased the base salary of Matthew Harris from $275,000 to $400,000 per year. Otherwise there were no other significant changes to the base salary of any named executive officers.

Bonus. The Company eliminated the bonus plan for executive officers in June of 2013. No named executive received any bonus award under that bonus plan. The Compensation Committee did not put a substitute bonus plan in place.

Equity Awards. In March of 2013, the Company granted a stock option award to Mr. Kandiikattu under the Lenco Mobile Inc. 2012 Incentive Plan. This award was made in connection with the appointment of Mr. Kandikattu as Chief Operating Officer of the Company. This option award has vesting provisions identical to the other options granted to the executives under the 2012 Incentive Plan that are based on Company achievement of certain revenue and EBITDA targets established by the Compensation Committee. The Compensation Committee retains discretion to make vesting determinations based on personal contributions of the named executive officers. In March of 2013, the Compensation Committee determined that 1,000,000 of the shares subject to Mr. Kandikattu’s option would vest based on personal contributions of Mr. Kandikattu during 2013.

Employment Agreements

Levinsohn Employment Agreement. Mr. Levinsohn’s employment agreement terminated on December 31, 2012 and was not renewed. There are no other employment agreements with any named executive officers.

2012 Incentive Plan

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

The following table provides information regarding unexercised stock options held by each of the named executive officers as of December 31, 2013.  There were no shares acquired pursuant to the exercise of options by named executive officer during 2013.

	Number of Securities Underlying Unexercised Options #		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	$(1)	Date
Matthew Harris	5,133,333	3,666,667	$0.12	4/12/2022

Srinivas Kandikattu (2)	2,027,778	1,972,222	$0.12	4/12/2022

Christopher Stranton	915,450	1,584,550	$0.12	4/12/2022

(1)	On May 6, 2012, the Compensation Committee amended the terms of the options granted on February 22, 2011 to reduce the exercise price to $0.12 per share based on the Compensation Committee’s determination that was the fair market value of the shares on May 6, 2012.

(2)	On March 11, 2013 the Compensation Committee approved the vesting of 1,000,000 shares of an option grant held by Mr. Kandikattu with performance vesting. On March 11, 2013, Mr. Kandikattu was granted an additional option grant with respect to 1,000,000 shares.

DIRECTOR COMPENSATION

			All Other
		Option Awards	Compensation	Total
	Year	($)(1)	($)(2)	($)
Michael Matthews	2013	$21,331	$4,040	$25,371
	2012	–	–	–
Michael Durden	2013	$39,903	$–	$39,903
	2012	9,976	–	9,976
Jorgen Larsen	2013	$47,878	$–	$47,878
	2012	35,909	–	–
James L. Liang	2013	$47,878	$21,177	$69,055
	2012	95,757	–	–
Derace Schaffer, M.D.	2013	$39,903	$–	$39,903
	2012	9,976	–	9,976

(1)	Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 178. See Note 9, under the heading “Stock Options” in the Notes to Consolidated Financial Statements for assumptions made in determining these amounts.

(2)	Consists of amounts paid by the Company for health insurance premiums.

Director Compensation

We did not provide any cash compensation for any of our directors in 2013, other than the amounts paid on behalf of Mr. Liang and Mr. Matthews for health insurance premiums.

In 2012, our Compensation Committee with the assistance of our chief executive officer undertook a review of compensation for non-employee directors in light of similarly situated companies and broader market trends. As a result of this review, the Compensation Committee recommended and the Board of Directors adopted an equity-based compensation program that continued through 2013. Under that program, on joining the Board of Directors, each nonemployee director received a grant of a stock option for the purchase of 1,200,000 shares, each such option having an exercise price equal to the then fair market value of the Company’s common stock and vesting in equal monthly installments over a three year period beginning on the date of the grant.

Item 12.     Security ownership of certain beneficial owners and management and related stockholder matters.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2013, we maintained four equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Two of these equity compensation plans, the Lenco Mobile Inc. 2009 Equity Incentive Plan and the iLoop Mobile Inc. Amended and Restated 2006 Equity Incentive Plan, have been approved by our stockholders or the stockholders of an acquired company. The Lenco Mobile, Inc. 2011 Nonstatutory Stock Option Plan and Lenco Mobile, Inc. 2012 Incentive Plan were not approved by our stockholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2013:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,273,300	$0.13	None

Equity compensation plans not approved by shareholders	59,195,000	$0.12	-

Total	63,468,300	$0.12	-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of our stock as of March 15, 2014, by (i) each of our named executive officers and current directors, (ii) all of our current executive officers and directors as a group and (iii) each person we know to be the beneficial owner of 5% of more of our outstanding stock. Unless otherwise specified, the address of each beneficial owner listed in the table is c/o Lenco Mobile Inc., 2025 First Ave., Suite 320, Seattle, WA 98121.

The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes the shares underlying options held by such persons that are exercisable within 60 days of March 15, 2014 and includes shares underlying warrants, preferred stock and any other convertible securities held by such persons, but excludes shares underlying options, warrants, preferred stock and any other convertible securities held by any other person.

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

Name of Beneficial Owner		Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned	Number of shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned	Number of shares of Series A1 Preferred Stock Beneficially Owned	Percentage of Series A1 Preferred Stock Beneficially Owned	Number of shares of Series B1 Preferred Stock Beneficially Owned	Percentage of Series B1 Preferred Stock Beneficially Owned	Number of shares of Series B2 Preferred Stock Beneficially Owned	Percentage of Series B2 Preferred Stock Beneficially Owned
Officers and Directors
Michael Matthews	Chairman of Board (1)	366,667	0.44%
Matthew Harris	Chief Executive Officer and Director (2)	11,190,397	11.99%	6,220	3.43%
Srinivas Kandikattu	Chief Operating Officer (3)	4,560,047	5.26%	437	0.24%
Christopher Stanton	General Counsel and Secretary (4)	1,125,834	1.35%	262	0.14%
James L. Liang	Director (5)	17,310,588	17.41%	22,405	12.37%	1,100	6.20%
Jorgen Larsen	Director (6)	31,790,646	27.90%					43,790	49.92%	30,750	52.90%
Derace Schaffer	Director (7)	11,711,822	12.48%	11,472	6.33%	2,200	12.41%
Michael Durden	Director (8)	480,488	0.58%
All current directors and executive		78,536,487	46.73%	40,796	22.52%			43,790	49.92%	30,750	52.90%
officers as a group (10 persons)
5% Shareholders
Michael Levinsohn (9)		19,543,333	18.84%
BasCorp Services Limited(9)(10)
Rendez-Vous Management Limited (9) (10)		9,700,000	11.80%
Naretta, Inc. (11)(12)		5,500,000	6.70%
Tamino Investments(11)		1,841,772	2.24%
Target Equity Limited(11)		50,000
BasNom Limited(11)		2,209,023	2.67%
Pablo Enterprises(13)		66,002,979	44.55%	119,652	66.04%
James L. Liang(5)		17,310,588	17.41%	22,405	12.37%
Jorgen Larsen(6)		31,790,646	27.90%		0.00%			43,790	49.92%	30,750	52.90%
Matthew Harris(2)		11,190,397	11.99%		0.00%
Derace Schaffer(7)		11,711,822	12.48%		0.00%

(1)	Common stock beneficially owned consists of (i) 300,000 fully vested options, (ii) 66,667 shares underlying options that are exercisable within 60 days of March 15, 2014.
(2)	Common stock beneficially owned consists of (i) 3,200,000 fully vested options, (ii) 4,177,536 shares underlying exercisable options, (iii) 249,613 shares underlying options that are exercisable within 60 days of March 15, 2014 (iv) 600,000 shares underlying warrants held by Mr. Harris, and (v) 2,963,248 shares underlying 4,718 shares of Series A Preferred Stock held by Mr. Harris and 1,502 shares of Series A Preferred Stock held by CGM-IRA Custodian FBO Matthew Harris.
(3)	Common stock beneficially owned consists of (i) 3,200,000 fully vested options, (ii) 4,177,536 shares underlying exercisable options, (iii) 249,613 shares underlying options that are exercisable within 60 days of March 15, 2014 (iv) 600,000 shares underlying warrants held by Mr. Harris, and (v) 2,963,248 shares underlying 4,718 shares of Series A Preferred Stock held by Mr. Harris and 1,502 shares of Series A Preferred Stock held by CGM-IRA Custodian FBO Matthew Harris.
(4)	Common stock beneficially owned consists of (i) 915,450 shares underlying fully vested options, (ii) 85,566 shares underlying options that are exercisable within 60 days of March 15, 2014, (iii) 124,818 shares underlying Series A Preferred Stock held by Mr. Stanton.
(5)	Common stock beneficially owned consists of (i) 2,550,000 shares held by Mr. Liang, (ii) 1,069,664 shares underlying fully vested options, (iii) 34,038 shares underlying options that are exercisable within 60 days of March 15, 2014, (iv) 2,400,000 shares underlying warrants, and (v) 10,673,886 shares underlying 15,323 shares of Series A Preferred held by Mr. Liang, 4,275 shares of Series A Preferred Stock held by Paula L. Liang, 482 shares of Series A Preferred Stock held by a trust for the benefit of Benjamin Liang, 482 shares of Series A Preferred Stock held by a trust for the benefit of Margaret Liang and 482 shares of Series A Preferred Stock held by a trust for the benefit of Katherine Liang, 1,361 shares of Series A Preferred Stock held by Paula L. Liang Living Trust. (vi) 583,000 shares underlying of Series A1 Preferred Stock held by Mr. Liang.
(6)	Common stock beneficially owned consists of (i) 4,927,339 shares held by Mr. Larsen, (ii) 869,664 shares underlying fully vested options, (iii) 34,038 shares underlying options that are exercisable within 60 days of March 15, 2014, (iv) 18,041,480 shares underlying shares of Series B1 Preferred Stock held by Mr. Larsen, and (v) 7,918,125 shares underlying shares of Series B2 Preferred Stock held by Mr. Larsen.
(7)	Common stock beneficially owned consists of (i) 539,416 shares underlying fully vested options, (ii) 41,072 shares underlying options that are exercisable within 60 days of March 15, 2014, (iii) 4,500,000 shares underlying warrants, and (iv) 5,465,334 shares underlying 9,274 shares of Series A Preferred Stock held by State Street Bank and Trust, Trustee F/B/O Derace L. Schaffer IRA Rollover, and 2,198 shares held by Mr. Schaffer. (v) 1,166,000 shares underlying 2,200 shares of Series A1 Preferred Stock held by Mr. Schaffer.
(8)	Common stock beneficially owned consists of (i) 439,416 shares underlying fully vested options, and (ii) 41,072 shares underlying options that are exercisable within 60 days of March 15, 2014.
(9)	Common stock beneficially owned consists of (i) 2,450,000 shares held by Mr. Levinsohn, (ii) 2,237,333 shares underlying exercisable options, (iii) 5,096,000 shares underlying options that are exercisable within 60 days of March 15, 2014, (iv) 60,000 shares underlying warrants held by Sterling Capital Partners, Inc., (v) 9,700,000 shares held by Rendez-Vous Management Limited. Rendez-Vous Management Limited is wholly owned by a trust. Mr. Levinsohn is one of a class of beneficiaries of the trust that owns Rendez-Vous Management Limited. BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The warrants and are held by Sterling Capital Partners, Inc. Mr. Levinsohn is the chief executive officer of Sterling Capital Partners, Inc. Mr. Levinsohn disclaims beneficial ownership of the shares held by Rendez-Vous Management Limited and the warrants and shares held by Sterling Capital Partners, Inc.
(10)	BasCorp Services Limited is the sole corporate director of Rendez-Vous Management Limited and has the power to control the voting and disposition of the shares held by Rendez-Vous Management Limited. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Rendez-Vous Management Limited through a vote by any two of BasCorp Services Limited’s directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Router des Acacias, 1227 Les Acacias, Geneva, Switzerland.
(11)	Includes (i) 9,700,000 shares held by Rendez-Vous Management Limited, (ii) 5,500,000 shares held by Naretta, Inc., (iii) 1,841,772 shares by Tamino Investments, Inc., (iv) 50,000 shares held by Target Equity Limited and (v) 2,209,023 shares held by BasNom Limited. BasCorp Services Limited is the sole corporate director of each of these entities and has the power to control the voting and disposition of the shares held by each of these entities. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by each of these entities through a vote by any two of BasCorp Services Limited’s directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for each of Rendez-Vous Management Limited, Naretta, Inc., Tamino Investments, Inc., Target Equity Limited and BasNom Limited is c/o BasCorp Services Limited, 24 Route des Acacias, 1227 Les Acacias, Geneva, Switzerland. BasCorp Services Limited is the sole corporate director of Naretta, Inc. and has the power to control the voting and disposition of the shares held by Naretta, Inc. BasCorp Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Naretta, Inc. through a vote by any two of BasCorp's directors. However, the directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Rendez-Vous Management Limited is c/o BasCorp Services Limited, 24 Route des Acacia, 1227 Les Acacias, Geneva, Switzerland.
(12)	BasCorp Services Limited is the sole corporate director of Naretta, Inc. and has the power to control the voting and disposition of the shares held by Naretta, Inc. BasCorp Services Limited has five directors. BasCorp Services Limited has voting and disposition power over the shares held by Naretta, Inc. through a vote by any two of BasCorp Services Limited's directors. The directors of BasCorp Services Limited disclaim any beneficial interest in the shares. The address for Naretta, Inc. is c/o BasCorp Services Limited, 24 Router des Acacias, 1227 Les Acacias, Geneva, Switzerland.
(13)	Common stock beneficially owned consists of (i) 57,002,979 shares underlying shares of Series A Preferred Stock held by Pablo Enterprises LLC. and (ii) 9,000,000 shares underlying warrants.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Person Transactions

We did not enter into any transactions with related persons during the year ended December 31, 2013 in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years except for those transactions discussed below.

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

Conversion of Bonuses into Preferred Stock

As previously discussed in Note 10, Matthew Harris and the Company agreed to convert $0.6 million of his retention bonus into Series A Preferred stock in January 2013.

In January 2012, Messrs. Harris, Ballard, Kandikattu and Becker elected to receive Series A Preferred Stock in lieu of certain amounts owed under their respective Retention Bonus Agreements.

2012 Senior Notes

In July and August 2012, we entered into Note Purchase Agreements and issued the 2012 Senior Notes in the aggregate principal amount of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. The Lenders included James Liang, a director of the Company, Michael Levinsohn, the former Executive Chairman of our Board of Directors and a former director of the Company, Chris Dukelow, our former Chief Financial Officer, a retirement account for the benefit of Matthew Harris, our Chief Executive Officer, Robert J. Chiumento, Managing Director of Healthcare and Srinivas Kandikattu, our Chief Operating Officer. The terms of the debt financing, were substantially the same for all lenders.

2013 Bridge Notes

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

2013 Senior Notes

In June 2013, the Company issued Senior Secured Promissory Notes to James Liang, a director of the Company, in the amount of $325,000, a promissory note to Derace Schaffer, a director of the Company, in the amount of $525,000, and a promissory note to Pablo Enterprises in the amount of $900,000 (collectively, the “2013 Senior Notes”).

Other Promissory Notes

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

Stock Sales

In March and June of 2012, we entered into stock purchase agreements with Matthew Harris, our Chief Executive Officer; pursuant to which Mr. Harris purchase 1,502 shares of our Series A Convertible Preferred Stock at a purchase price of $165,000.

In October 2013, the Company entered into a purchase agreement with Johann Venter, an employee in South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

In October 2013, the company entered into a purchase agreement with Edward Groenwald, an employee of South Africa for the purchase of 833,333 shares of common stock at a price per share of $0.03.

Item 14.     Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES FEES

We selected Peterson Sullivan LLP as our independent registered public accounting firm in February 2013 for our fiscal year ended 2013 audit.

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

The following table sets forth the aggregate fees billed or expected to be billed for services from January 1, 2013 to December 31, 2013 by Peterson Sullivan LLP:

	2013	2012
Audit Fees	$107,196	$84,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$107,196	$84,000

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed below are included under Item 8 of this report:

	•	Report of Registered Public Accounting Firm - Peterson Sullivan LLP

	•	Consolidated Balance Sheets as of December 31, 2013 and 2012;

	•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;

	•	Consolidated Statements of Comprehensive Loss;

	•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;

	•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

	•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules. The following financial statement schedules are included under Item 8 or required by Item 15(b) of this report: None.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lenco Mobile Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2014	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Matthew Harris and Doug Durst, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lenco Mobile Inc., in the capacities and on the dates indicated.

April 15, 2014	/s/ Michael Matthews
Michael Matthews, Chairman of the Board

April 15, 2014	/s/ Matthew Harris
Matthew Harris, Chief Executive Officer and Director (Principal Executive Officer)

April 15, 2014	/s/ Doug Durst
Doug Durst, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 15, 2014	/s/ Derace Schaffer, M.D
Derace Schaffer, Director

April 15, 2014	/s/ Michael Durden
Michael Durden, Director

April 15, 2014	/s/ Jorgen Larsen
Jorgen Larsen, Director

April 15, 2014	/s/ James Liang
James Liang, Director

EXHIBIT INDEX

Exhibit No.	Document Description	Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on September 28, 2010 and incorporated herein by reference (Commission File No. 000-153830).
3.3	Amendment No. 1 to Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.4	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B1 Convertible Preferred Stock	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.5	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B2 Convertible Preferred Stock	Filed as Exhibit 3.3 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File No. 000-153830).
3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File No. 000-153830).
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A1 Convertible Preferred Stock	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File No. 000-153830).
3.8	Amended and Restated Bylaws, as amended	Filed as Exhibit 3.1(II) to the registrant’s Form 8-K filed on October 29, 2012 and incorporated by reference herein (Commission File No. 000-153830).
4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.2	Form of Convertible Promissory Note issued by the registrant on February 28, 2009	Filed as Exhibit 4.2 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.3	Form of Common Stock Purchase Warrant issued by the registrant on February 28, 2009	Filed as Exhibit 4.3 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.4	Promissory Note issued by the registrant to Agile Opportunity Fund LLC on July 31, 2009	Filed as Exhibit 4.4 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.5	Security Agreement dated July 31, 2009 between the registrant’s subsidiary and Agile Opportunity Fund, LLC	Filed as Exhibit 4.5 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference

4.6	Convertible Promissory Note issued by the registrant Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.7 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.7	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.8 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.8	Common Stock Purchase Warrant issued by the registrant to Agile Opportunity Fund, LLC on November 30, 2009	Filed as Exhibit 4.9 to the registrant’s Form 10/A filed on December 16, 2009 and incorporated by reference herein (Commission File No. 000-153830).
4.9	Form of Promissory Note issued by the registrant to Floss Limited on November 10, 2009	Filed as Exhibit 4.10 to the registrant’s Form 10/A filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).
4.10	Form of Promissory Note Amendment to Promissory Notes Issued by the registrant on February 28, 2010	Filed as Exhibit 4.11 to the registrant’s Form 10 filed on April 15, 2010 and incorporated by reference herein (Commission File No. 000-153830).
4.11	Amendment No. 2 to Convertible Promissory Note dated June 30, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 1, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.12	Amendment No. 2 to Convertible Promissory Note dated July 14, 2010	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on July 15, 2010 and incorporated herein by reference (Commission File No. 000-153830).
4.13	Convertible Promissory Bridge Note dated November 3, 2011	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 7, 2011 and incorporated herein by reference (Commission File 000-153830).
4.14	Convertible Promissory Bridge Note dated November 21, 2011	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on November 28, 2011 and incorporated herein by reference (Commission File 000-153830).
4.15	Form of Subordinated Promissory Note issued by the registrant in 2011	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
4.16	Form of Senior Secured Promissory Note issued by the registrant in 2012	Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.17	Form of Warrant issued by the registrant in 2012	Filed as Exhibit 4.4 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.18	Promissory Note dated July 31, 2012 between Lenco Mobile Inc. and Jorgen Larsen	Filed as Exhibit 4.5 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
4.19	Form of Promissory Notes issued to Michael Durden, James Liang Bruce Anderson and Derance Scaffer	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
4.20	Form of Senior Secured Promissory Note issued by the registrant in 2013	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File 000-153830).

Exhibit No.	Document Description	Incorporation by Reference

10.1	Form of Agreement of Lease between Capital Supreme (Pty), Ltd. and ME Heidi Wood	Filed as Exhibit 10.22 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.2	Form of Sublease Agreement between NAC Inc. and iLoop Mobile, Inc. dated as of February 2, 2012	Filed herewith
10.3	Employment Agreement dated September 1, 2009 between the registrant and Michael Levinsohn*	Filed as Exhibit 10.10 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.4	2009 Equity Incentive Plan*	Filed as Exhibit 10.14 to the registrant’s Form 10/A filed on November 18, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.5	Form of Nonqualified Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.15 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.6	Form of Incentive Stock Option under 2009 Equity Incentive Plan*	Filed as Exhibit 10.16 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).
10.7	2012 Incentive Plan*	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.8	Form of Stock Option Grant Notice and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.2 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-53830)
10.9	Form of Restricted Stock Unit Grant Note and Agreement under 2012 Incentive Plan*	Filed as Exhibit 10.3 to the registrant's Form 8-K filed on April 17, 2012 and incorporated by reference herein (Commission File No. 000-153830)
10.10	Lenco Mobile, Inc. 2011 Nonstatutory Stock Option Plan	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.11	Form of Indemnification Agreement*	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on March 3, 2011 and incorporated herein by reference (Commission File No. 000-153830).
10.12	Retention Bonus Agreement dated December 27, 2011 between Lenco Mobile Inc. and Matthew Harris*	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.13	Retention Bonus Agreement dated December 23, 2011, between Lenco Mobile Inc. and Srinivas Kandikattui*	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.14	Form of First Amendment to Retention Bonus Agreement dated January 31, 2012, entered into between Lenco Mobile Ince and each of Matthey Harris and Srinivas Kandikattu*	Filed as Exhibit 10.5 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.15	Commercial Service Agreement dated September 17, 2009 between the registrant and OpenMarket Inc.	Filed as Exhibit 10.8 to the registrant’s Form 10 filed on November 9, 2009 and incorporated by reference herein (Commission File No. 000-153830).

Exhibit No.	Document Description	Incorporation by Reference

10.16	Form of Securities Purchase Agreement dated December 23, 2011 related to Series A Convertible Preferred Stock Financing	Filed as Exhibit 10.4 to the registrant’s Form 8-K filed on December 30, 2011 and incorporated herein by reference (Commission File 000-153830).
10.17	Form of Securities Purchase Agreement dated December 27, 2011, entered into between Lenco Mobile Inc. and each of Matthew Harris and Srinivas Kandikattu	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on February 28, 2013 and incorporated herein by reference (Commission File 000-153830).
10.18	Form of Series A Preferred Securities Purchase Agreement related to Series A Convertible Preferred Stock Financing and the Investor parties thereto.	Filed as Exhibit 10.7 to the registrant’s Form 10-Q filed on October 19, 2012 and incorporated herein by reference (Commission File 000-153830).
10.19	Form of Securities Purchase Agreement relating to 2013 Series A1 Convertible Preferred Stock Financing	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on March 14, 2013 and incorporated herein by reference (Commission File 000-153830).
10.20	Note Purchase and Security Agreement dated July 30, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
10.21	Note Purchase and Security Agreement dated August 3, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 3, 2012 and incorporated herein by reference (Commission File 000-153830).
10.22	Note Purchase and Security Agreement dated August 21, 2012, by and among the Company and the Lenders party thereto	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on August 22, 2012 and incorporated herein by reference (Commission File 000-153830).
10.23	Form of Note Purchase and Security Agreement relating to 2013 Senior Secured Promissory Notes	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File 000-153830).
10.24	Settlement Agreement and Full Release of All Claims between Lenco Mobile Inc. and Michael Levinsohn.	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
24	Power of Attorney	Included on signature page.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer	Filed herewith.
32	Section 1350 Certification	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

*           Management contract or compensatory plan or arrangement

