Form 10-Q
period 2014-03-31
LENCO MOBILE INC.
filed 2014-05-15
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(800)-557-4148
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

As of May 12, 2014, 82,145,314 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$329	$513
Accounts receivable, net	2,138	2,760
Other current assets	186	249
Total current assets	2,653	3,522

Property and equipment, net	174	209

Other noncurrent assets:
Intangible assets - goodwill	569	573
Intangible assets - other, net	3,072	3,152
Other noncurrent assets	122	109
Total other noncurrent assets	3,763	3,834
Total assets	$6,590	$7,565

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,477	$7,689
Deferred revenue	673	591
Retention bonus	2,011	1,982
Preferred dividend payable	4,952	4,484
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	12,475	11,579
Liability for reclassified equity contracts	2,100	2,514
Total current liabilities	29,688	28,839

Long-term obligations, less current portion, net of debt discount (of $315, and $503, respectively)	1,702	1,520
Total liabilities	31,390	30,359

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 181,180 shares issued and outstanding at March 31, 2014 and at December 31, 2013, respectively, Liquidation Preference of $46,219 and $43,285 at March 31, 2014 and at December 31, 2013, respectively
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 17,733 shares issued and outstanding at March 31, 2014 and at December 31, 2013 respectively, Liquidation Preference of $2,345 and $2,197 at March 31, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at March 31, 2014 and at December 31, 2013, respectively, Liquidation Preference of $9,105 and $9,038 at March 31, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at March 31, 2014 and at December 31, 2013, respectively, Liquidation Preference of $6,034 and $5,989 at March 31, 2014 and at December 31, 2013, respectively
Common stock, 250,000,000 shares authorized, $.001 par value, 82,145,314 and 82,145,314 shares issued and outstanding at March 31, 2014 and at December 31, 2013, respectively,	81	81
Additional paid in capital	94,347	93,600
Accumulated other comprehensive loss	(574)	(692)
Accumulated deficit	(118,355)	(115,484)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(24,800)	(22,794)

Total liabilities and shareholders' equity	$6,590	$7,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share data)
Revenue	$3,630	$3,661
Cost of sales	1,695	1,416
Gross profit	1,935	2,245

Operating expense:
Sales and marketing	1,025	1,181
General and administrative	1,623	1,608
Research and development	980	823
Depreciation and amortization	113	305
Total operating expense	3,741	3,917

Loss from operations	(1,806)	(1,672)

Other income (expense):
Interest expense, net	(1,093)	(348)
Other income (expense), net	(9)	(30)
Valuation of reclassified equity contracts	413	(7,358)
Total other income (expense)	(689)	(7,736)

Loss before income taxes	(2,495)	(9,408)

Provision for income taxes (benefit)	(92)	–

Net loss attributable to Lenco Mobile Inc.	(2,403)	(9,408)

Preferred stock dividends	(468)	(296)
Series A Preferred Stock accretion of beneficial conversion feature	–	(14)

Net loss attributable to common stockholders	$(2,871)	$(9,718)

Basic and diluted net income (loss) per share applicable to common stockholders
Net loss per share applicable to common stockholders - basic and diluted	$(0.03)	$(0.12)
Weighted average shares used in per share calculation - basic and diluted	82,145,314	80,478,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive (Loss)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(2,403)	$(9,408)
Foreign currency translation adjustment	(574)	(393)
Total comprehensive loss	$(2,977)	$(9,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(2,403)	$(9,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	(413)	7,358
Change attributable to noncontrolling interest	–	–
Depreciation and amortization	113	305
Allowance for doubtful accounts	(168)	116
Stock compensation expense	747	470
Amortization of debt discount	189	160
Changes in operating assets and liabilities:
Accounts receivable	790	(890)
Other current and non-current assets	63	(112)
Accounts payable, accrued expenses, and other current liabilities	780	186
Other	–	(198)
Net cash used in operating activities	(302)	(2,013)

Cash flows from financing activities:
Payment of debt	–	–
Proceeds from issuance of Series A Preferred Stock	–	174
Proceeds from issuance of Series A1 Preferred Stock	–	900
Proceeds from issuance of Notes	–	600
Net cash provided by financing activities	–	1,674

Effect of exchange rate changes on cash and cash equivalents	118	(6)

Net change in cash and cash equivalents	(184)	(345)
Cash and cash equivalents, beginning of period	513	618
Cash and cash equivalents, end of period	$329	$273

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(468)	$(310)
Conversion of Retention Bonus for Series A Preferred	$–	$600

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

Reclassifications

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the classification used in fiscal year 2014.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Note 2. Liquidity

As of March 31, 2014, we had cash and cash equivalents of approximately $0.3 million and a working capital deficit of $27.0 million. We incurred a net loss of $2.9 million and net cash used in operations of $0.3 million for the three months ended March 31, 2014. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

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

Note 3. Commitments and Contingencies

Retention Bonus Obligations

In connection with the acquisition of Archer USA, the Company entered into retention bonus arrangements with certain, key employees. As of March 31, 2014 and December 31, 2013, the outstanding amounts owed under these arrangements were $2.0 million and $2.0 million, respectively. Interest accrues at an annual rate of 6% on any outstanding amounts. We do not plan on paying these obligations until such time as our resources permit.

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

Note 4. Debt

Debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Current portion of long-term debt obligations, net of debt discount	12,475	11,579
Long-term obligations, net of debt discount	1,702	1,520
Total debt	14,177	13,099

Note 5. Stock Options and Warrants

As of March 31, 2014, there were 9.6 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the three months ended March 31, 2014 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	53,465,045	$0.12	4.02

Granted	1,200,000	$0.08
Exercised	–
Cancelled or expired	(400,000)

Outstanding at March 31, 2014	54,265,045	$0.11	3.79

Exercisable at March 31, 2014	39,354,241	$0.11

Vested and expected to vest at March 31, 2014	54,265,045	$0.11	3.79

At March 31, 2014, there was approximately $1.7 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 1.0 years.

Stock based compensation is allocated as follows:

	Three Months ended	Three Months ended
	March 31, 2014	March 31, 2013
	(in thousands)	(in thousands)
Sales and marketing	$425	131
General and administrative	267	264
Research and development	55	75
	$747	$470

The following table summarizes outstanding warrants to purchase shares of our common stock as of March 31, 2014:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	March 31,	Exercise
Date of Issue	2014	Price	Expiration
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
	23,919,000

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

As of March 31, 2014, potentially issuable shares in excess of the authorized number of common shares were 59,882,074 potentially issuable shares, represented by warrants, stock options, Series A and Series A/1 preferred shares, the fair value of which was measured at approximately $2.1 million. The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $0.4 million for the quarter then ended. The income has been recorded as valuation of reclassified equity contracts.

Note 6. Subsequent Events

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and the 2013 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on April 15, 2014.

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

Consolidated Statements of Operations Data:

	Three Months Ended March 31,
	(In thousands, except per share data)
	2014	2013	Diff	% Change

Revenue	$3,630	$3,661	$(31)	-1%
Cost of sales	1,695	1,416	279	20%
Gross profit	1,935	2,245	(310)	-14%

Sales and marketing	1,025	1,181	(156)	-13%
General and administrative	1,623	1,608	15	1%
Research and development	980	823	157	19%
Depreciation and amortization	113	305	(192)	-63%
Loss from operations	(1,806)	(1,672)	(134)	-8%
Total other expense	(689)	(7,736)	7,047	91%
Loss before income taxes	(2,495)	(9,408)	6,913	73%
Income tax expense (benefit)	(92)	–	(92)	100%

Net loss	$(2,403)	$(9,408)	$7,005	74%

Basic income (net loss) per share	$(0.03)	$(0.12)
Diluted income (net loss) per share	$(0.03)	$(0.12)

Balance Sheet Data:

	As of
	March 31,	March 31,
	2014	2013
	(in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,467	$2,879
Fixed assets, net	174	340
Total assets	6,590	25,524
Current liabilities	29,688	25,261
Working capital	(27,035)	(22,044)

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Revenues

Revenue for the three months ended March 31, 2014 was $3.6 million compared to the revenue in the same period in 2013 of $3.6 million.

Cost of Sales

For the three months ended March 31, 2014 and 2013 cost of sales were $1.7 million and $1.4 million respectively. For the quarter ended March 31, 2014 costs of sales in South Africa was up 23%. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin decreased from 61% to 53%. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the three months ended March 31, 2014 operating expenses decreased to $3.7 million compared to $3.9 million for the three months ended March 31, 2013.

Operating Loss

For the three months ended March 31, 2014, the Company’s loss from operations was $1.8 million, compared to a loss of $1.7 million for the three months ended March 31, 2013.

Other Income (Expense)

As of March 31, 2014 the fair value of the shares in excess of the authorized shares was approximately $2.1 million which resulted in a charge to other income during the quarter of approximately $0.4 million.

Provision for Income Taxes

Benefit of approximately of $0.1 million was recorded for the three months ended March 31, 2014 and for the three months ended March 31, 2013 we did not record any tax benefit.

Liquidity, Going Concern and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of approximately $0.3 million and a working capital deficit of $27.0 million. We incurred a net loss of $2.4 million and net cash used in operations of $0.3 million for the three months ended March 31, 2014. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

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

Discussion of Cash Flows

We used cash of approximately $0.3 million and $2.0 million in our operating activities in the three months ended March 31, 2014 and 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors. We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Douglas Durst, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on April 15, 2014 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2014, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

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

Item 1A. Risk Factors .

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on April 15, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

Dated: May 15, 2014	LENCO MOBILE INC.

	By:	/s/ Doug Durst
Doug Durst, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

