Form 10-Q
period 2014-06-30
LENCO MOBILE INC.
filed 2014-08-19
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, 82,145,314 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$426	$513
Accounts receivable, net	2,127	2,760
Other current assets	144	249
Total current assets	2,697	3,522

Property and equipment, net	150	209

Other noncurrent assets:
Intangible assets - goodwill	568	573
Intangible assets - other, net	2,992	3,152
Other noncurrent assets	143	109
Total other noncurrent assets	3,703	3,834
Total assets	$6,550	$7,565

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,188	$7,689
Deferred revenue	667	591
Retention bonus	2,086	1,982
Preferred dividend payable	5,431	4,484
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	13,126	11,579
Liability for reclassified equity contracts	1,253	2,514
Total current liabilities	30,751	28,839

Long-term obligations, less current portion, net of debt discount (of $126, and $503, respectively)	1,884	1,520
Total liabilities	32,635	30,359

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 181,180 shares issued and outstanding at June 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $49,389 and $43,285 at June 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 17,773 shares issued and outstanding at June 30, 2014 and at December 31, 2013 respectively, Liquidation Preference of $2,506 and $2,197 at June 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at June 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $9,173 and $9,038 at June 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at June 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $6,079 and $5,989 at June 30, 2014 and at December 31, 2013, respectively
Common stock, 250,000,000 shares authorized, $.001 par value, 82,145,314 and 82,145,314 shares issued and outstanding at June 30, 2014 and at December 31, 2013, respectively	81	81
Additional paid in capital	94,713	93,600
Accumulated other comprehensive loss	(643)	(692)
Accumulated deficit	(119,937)	(115,484)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(26,085)	(22,794)

Total liabilities and shareholders' equity	$6,550	$7,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,243	$4,104	$7,873	$7,765
Cost of sales	1,911	2,196	3,606	3,612
Gross profit	2,332	1,908	4,267	4,153

Operating expense:
Sales and marketing	746	972	1,772	2,203
General and administrative	1,590	1,570	3,213	3,130
Research and development	994	1,165	1,974	1,987
Depreciation and amortization	104	297	216	602
Total operating expense	3,434	4,004	7,175	7,922

Loss from operations	(1,102)	(2,096)	(2,908)	(3,769)

Other income (expense):
Interest expense, net	(865)	(595)	(1,962)	(942)
Other income (expense), net	(17)	(5)	(24)	(7)
Valuation of reclassified equity contracts	846	4,868	1,261	(2,501)
Total other income (expense)	(36)	4,268	(725)	(3,450)

Income (loss) from operations before income taxes	(1,138)	2,172	(3,633)	(7,219)

Provision for income taxes (benefit)	(35)	(28)	(127)	(11)

Net income (loss) attributable to Lenco Mobile Inc.	(1,103)	2,200	(3,506)	(7,208)

Preferred stock dividends	(480)	(703)	(948)	(998)
Series A Preferred Stock accretion of beneficial conversion feature	–	–	–	(14)

Net income (loss) attributable to common stockholders	$(1,583)	$1,497	$(4,454)	$(8,220)

Net loss per share applicable to common stockholders - basic	$(0.02)	$0.02	$(0.05)	$(0.10)
Net income (loss) per share applicable to common stockholders - diluted	$(0.02)	$0.01	$(0.05)	$(0.10)
Weighted average shares used in per share calculation - basic	82,213,654	80,478,648	82,213,654	80,478,648
Weighted average shares used in per share calculation - diluted	82,213,654	151,421,864	82,213,654	80,478,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income (loss)	$(1,103)	$2,200	$(3,506)	$(7,208)
Foreign currency translation adjustment	(69)	(105)	49	(191)
Total comprehensive loss	$(1,172)	$2,095	$(3,457)	$(7,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(3,506)	$(7,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	(1,261)	2,490
Change attributable to noncontrolling interest	–	–
Depreciation and amortization	216	602
Allowance for doubtful accounts	(140)	116
Stock compensation expense	1,113	949
Amortization of debt discount	377	163
Changes in operating assets and liabilities:
Accounts receivable	774	(2,014)
Other current and non-current assets	105	(197)
Accounts payable, accrued expenses, and other current liabilities	2,179	1,534
Other	–	186
Net cash used in operating activities	(143)	(3,379)

Cash flows from financing activities:
Payment of debt	–	–
Proceeds from issuance of Series A Preferred Stock	–	174
Proceeds from issuance of Series A1 Preferred Stock	–	1,150
Proceeds from issuance of Notes	–	2,600
Net cash provided by financing activities	–	3,924

Effect of exchange rate changes on cash and cash equivalents	56	(76)

Net change in cash and cash equivalents	(87)	469
Cash and cash equivalents, beginning of period	513	618
Cash and cash equivalents, end of period	$426	$1,087

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$(948)	$(1,012)
Conversion of Retention Bonus for Series A Preferred	$–	$1,200

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

Reclassifications

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the classification used in fiscal year 2014.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.  The Company is currently evaluating the potential impact of ASU 2014-09 on the consolidated financial statements.

Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their fair values due to their short maturities. The carrying values of our long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Note 2. Liquidity

As of June 30, 2014, we had cash and cash equivalents of approximately $0.4 million and a working capital deficit of $28.0 million. We incurred a net loss of $3.5 million and net cash used in operations of $0.1 million for the six months ended June 30, 2014. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

Management is continuing its efforts to improve quarterly profits by enhancing revenue generation and managing the Company’s cost structure, while at the same time ensuring the Company has the resources to meet demand from its customers.

We require additional capital to support our working capital needs in the future. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company, which may include selling of assets, curtailing of operations, or seeking protection under bankruptcy.

Note 3. Commitments and Contingencies

Retention Bonus Obligations

In connection with the acquisition of Archer USA, the Company entered into retention bonus arrangements with certain, key employees. As of June 30, 2014 and December 31, 2013, the outstanding amounts owed under these arrangements were $2.1 million and $2.0 million, respectively. Interest accrues at an annual rate of 6% on any outstanding amounts. We do not plan on paying these obligations until such time as our resources permit.

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

Series A Preferred Stock

The Company has received notices from seven shareholders of Series A Preferred Stock that each of them has elected to have the Company redeem the Series A Preferred Stock held by them. As of August 12, 2014, the total amount that would be required to redeem all of the shares of Series A Preferred Stock held by these seven shareholders is approximately $2.6 million. The Company is not legally able to redeem any shares at this time.

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

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee’s claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012, for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret). The High Court affirmed the lower court’s judgment and awarded the trustee certain incremental expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, and fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of June 30, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to defend against any attempt made to enforce this judgment or collect these amounts.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  The trial court granted summary judgment in defendants’ favor, dismissing all claims against Matthew Harris and dismissing all but one claim against the Company.  Following trial on the remaining claim, the court entered judgment against Plaintiff and in favor of defendants. The plaintiff has appealed. We believe the trial court was correct in ruling against Plaintiff on all claims and intend to vigorously defend the appeal.

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

Note 4. Debt

On August 21, 2012 the Company completed and raised an aggregate of $4.0 million. The debt financing was completed in three closings, the first on July 30, 2012, the second on August 3, 2012 and the third on August 21, 2012. A portion of these obligations are past due as of the filing date.

Debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Current portion of long-term debt obligations, net of debt discount	13,126	11,579
Long-term obligations, net of debt discount	1,884	1,520
Total debt	15,010	13,099

Note 5. Stock Options and Warrants

As of June 30, 2014, there were 9.6 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the six months ended June 30, 2014 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	53,465,045	$0.12

Granted	1,200,000	$0.08
Exercised	–
Cancelled or expired	(400,000)

Outstanding at June 30, 2014	54,265,045	$0.11	3.55

Exercisable at June 30, 2014	42,673,824	$0.11

Vested and expected to vest at June 30, 2014	54,265,045	$0.11	3.55

At June 30, 2014, there was approximately $1.3 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 1.0 years.

Stock based compensation is allocated as follows:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales and marketing	$58	$137	$483	$228
General and administrative	243	267	511	482
Research and development	64	75	119	239
	$365	$479	$1,113	$949

The following table summarizes outstanding warrants to purchase shares of our common stock as of June 30, 2014:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	Exercise
Date of Issue	2014	Price	Expiration
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
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

As of June 30, 2014, potentially issuable shares in excess of the authorized number of common shares were 61,277,365 potentially issuable shares, represented by warrants, stock options, Series A and Series A/1 preferred shares, the fair value of which was measured at approximately $1.3 million. The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $0.8 and $1.3 million for the three and six months then ended. The income or expense has been recorded as valuation of reclassified equity contracts.

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

Consolidated Statements of Operations Data:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands, except share data)				(In thousands, except share data)
	2014	2013	Diff	% Change	2014	2013	Diff	% Change

Revenue	$4,243	$4,104	$139	3%	$7,873	$7,765	$108	1%
Cost of sales	1,911	2,196	(285)	-13%	3,606	3,612	(6)	0%
Gross profit	2,332	1,908	424	22%	4,267	4,153	114	3%

Sales and marketing	746	972	(226)	-23%	1,772	2,203	(431)	-20%
General and administrative	1,590	1,570	20	1%	3,213	3,130	83	3%
Research and development	994	1,165	(171)	-15%	1,974	1,987	(13)	-1%
Depreciation and amortization	104	297	(193)	-65%	216	602	(386)	-64%
Loss from operations	(1,102)	(2,096)	994	47%	(2,908)	(3,769)	861	23%
Total other expense	(36)	4,268	(4,304)	-101%	(725)	(3,450)	2,725	-79%
Loss before income taxes	(1,138)	2,172	(3,310)	-152%	(3,633)	(7,219)	3,586	-50%
Income tax expense (benefit)	(35)	(28)	(7)	-25%	(127)	(11)	(116)	-1055%

Net income (loss)	$(1,103)	$2,200	$(3,303)	-150%	$(3,506)	$(7,208)	$3,702	-51%

Basic income (net loss) per share	$(0.04)	$0.02			$(0.04)	$(0.10)
Diluted income (net loss) per share	$(0.04)	$0.01			$(0.04)	$(0.10)

Balance Sheet Data:

	As of
	June 30,	June 30,
	2014	2013
	(in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,553	$4,817
Fixed assets, net	150	290
Total assets	6,550	27,217
Current liabilities	30,751	22,030
Working capital	(28,054)	(16,790)

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Revenues

Revenue for the three months ended June 30, 2014 was $4.2 million compared to the revenue in the same period in 2013 of $4.1 million.

Cost of Sales

For the three months ended June 30, 2014 and 2013 cost of sales were $1.9 million and $2.2 million respectively. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin increased to 55% from 46%. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the three months ended June 30, 2014 operating expenses decreased to $3.4 million compared to $4.0 million for the three months ended June 30, 2013.

Operating Income (Loss)

For the three months ended June 30, 2014, the Company’s loss from operations was $1.1 million, compared to a loss of $2.1 million for the three months ended June 30, 2013.

Other Income (Expense)

As of June 30, 2014 the fair value of the shares in excess of the authorized shares was approximately $1.3 million which resulted in a charge to other income during the quarter of approximately $0.8 million.

Provision for Income Taxes

Benefit of approximately of $0.05 million was recorded for the three months ended June, 2014 and June 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenue for the six months ended June 30, 2014 was $7.9 million compared to the revenue in the same period in 2013 of $7.8 million.

Cost of Sales

For the six months ended June 30, 2014 and 2013 cost of sales were $3.6 and $3.6 million respectively. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin increased to 54% from 53%. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the six months ended June 30, 2014 operating expenses decreased to $7.2 million compared to $7.9 million for the six months ended June 30, 2013.

Operating Loss

For the six months ended June 30, 2014, the Company’s loss from operations was $2.9 million, compared to a loss of $3.7 million for the six months ended June 30, 2013.

Other Income (Expense)

As of June 30, 2014 the fair value of the shares in excess of the authorized shares was approximately $1.3 million which resulted in a charge to other income during the quarter of approximately $0.8 million, which resulted in a charge to other income of approximately $1.3 million for the six months ended June 30, 2014.

Provision for Income Taxes

Benefit of approximately of $0.1 million was recorded for the six months ended June 2014.

Liquidity, Going Concern and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of approximately $0.4 million and a working capital deficit of $28.0 million. We incurred a net loss of $3.5 million and net cash used in operations of $0.1 million for the six months ended June 30, 2014. To date, we have funded our operations primarily through sales of our common stock, convertible preferred stock, and debt financing arrangements.

Management is continuing to manage the Company’s cost structure on a quarterly basis with the objective of improving profitability, while at the same time ensuring the Company has sufficient resources to meet demand from its customers.

We require additional capital to support our working capital needs in the future. Our ability to fund our capital needs will depend on many factors, including our future operating performance, our ability to successfully realign our costs or the effect of any strategic and financing alternatives we may pursue. Financing, if available, may be on terms that are significantly dilutive to our stockholders, and the prices at which investors would be willing to purchase our securities may be lower than the current price of our common stock. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans accordingly. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company, which may include selling of assets, curtailing of operations, or seeking protection under bankruptcy.

Discussion of Cash Flows

We used cash of approximately $0.1 million and $3.4 million in our operating activities in the six months ended June 30, 2014 and 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors. We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Douglas Durst, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on April 15, 2014 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2014, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

During the three months ended June 30, 2014 there is no longer a separate Audit Committee due to some of the members resigning their position. Currently, the entire board serves as the Audit Committee. At this time, management is evaluating the future effect on the Company’s assessment of disclosure controls and procedures.

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

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee’s claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012, for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret).  The High Court affirmed the lower court’s judgment and awarded the trustee certain incremental expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, and fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of June 30, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to defend against any attempt made to enforce this judgment or collect these amounts.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  The trial court granted summary judgment in defendants’ favor, dismissing all claims against Matthew Harris and dismissing all but one claim against the Company.  Following trial on the remaining claim, the court entered judgment against Plaintiff and in favor of defendants. The plaintiff has appealed. We believe the trial court was correct in ruling against Plaintiff on all claims and intend to vigorously defend the appeal.

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

Item 1A. Risk Factors.

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

Dated: August 19, 2014	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

Dated: August 19, 2014	LENCO MOBILE INC.

	By:	/s/ Doug Durst
Doug Durst, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference (Commission File No. 000-153830).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

