Form 10-Q
period 2014-09-30
LENCO MOBILE INC.
filed 2014-11-18
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 14, 2014, 82,145,314 shares of Lenco Mobile Inc.’s common stock were outstanding.

LENCO MOBILE INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial StatementS.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$448	$513
Accounts receivable, net	2,220	2,760
Other current assets	59	249
Total current assets	2,726	3,522

Property and equipment, net	135	209

Other noncurrent assets:
Intangible assets - goodwill	534	573
Intangible assets - other, net	2,912	3,152
Other noncurrent assets	156	109
Total other noncurrent assets	3,602	3,834
Total assets	$6,463	$7,565

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,203	$7,689
Deferred revenue	379	591
Retention bonus	2,120	1,982
Preferred dividend payable	5,921	4,484
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	16,725	11,579
Liability for reclassified equity contracts	1,272	2,514
Total current liabilities	34,620	28,839

Long-term obligations, less current portion, net of debt discount (of $0, and $503, respectively)	4	1,520
Total liabilities	34,625	30,359

Shareholders' equity:
Preferred Stock, Series A 1,000,000 shares authorized, $.001 par value, 181,180 and 181,180 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $52,814 and $43,285 at September 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series A1 1,000,000 shares authorized, $.001 par value, 17,733 and 17,773 shares issued and outstanding at September 30, 2014 and at December 31, 2013 respectively, Liquidation Preference of $2,681 and $2,197 at September 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B1 1,000,000 shares authorized, $.001 par value, 87,717 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $9,243 and $9,038 at September 30, 2014 and at December 31, 2013, respectively
Preferred Stock, Series B2 1,000,000 shares authorized, $.001 par value, 58,131 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively, Liquidation Preference of $6,125 and $5,989 at September 30, 2014 and at December 31, 2013, respectively
Common stock, 250,000,000 shares authorized, $.001 par value, 82,145,314 and 82,145,314 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively,	81	81
Additional paid in capital	95,078	93,600
Accumulated other comprehensive loss	(566)	(692)
Accumulated deficit	(122,454)	(115,484)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(28,161)	(22,794)

Total liabilities and shareholders' equity	$6,463	$7,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,213	$3,393	$12,086	$11,156
Cost of sales	1,804	1,372	5,411	4,983
Gross profit	2,409	2,020	6,675	6,173

Operating expense:
Sales and marketing	598	703	2,371	2,783
General and administrative	1,518	1,466	4,729	4,720
Research and development	966	1,135	2,938	3,122
Depreciation and amortization	101	207	319	809
Total operating expense	3,183	3,511	10,357	11,434

Loss from operations	(774)	(1,491)	(3,682)	(5,261)

Other income (expense):
Interest expense, net	(1,240)	(498)	(3,198)	(1,440)
Other income (expense), net	(2)	415	(26)	332
Valuation of reclassified equity contracts	(20)	2,472	1,237	46
Total other income (expense)	(1,262)	2,389	(1,987)	(1,062)

Income (loss) from operations before income taxes	(2,036)	898	(5,669)	(6,323)

Provision for income taxes (benefit)	(9)	(61)	(136)	(72)

Net income (loss) attributable to Lenco Mobile Inc.	(2,027)	959	(5,533)	(6,251)

Preferred stock dividends	(489)	(467)	(1,437)	(1,466)
Series A Preferred Stock accretion of beneficial conversion feature	–	–	–	(14)

Net income (loss) attributable to common stockholders	$(2,516)	$492	$(6,970)	$(7,731)

Basic and diluted net income (loss) per share applicable to common stockholders
Net income (loss) per share applicable to common stockholders - basic	$(0.04)	$0.02	$(0.04)	$(0.10)
Net income (loss) per share applicable to common stockholders - diluted	$(0.04)	$0.01	$(0.04)	$(0.10)
Weighted average shares used in per share calculation - basic	82,213,654	80,478,648	82,213,654	80,478,648
Weighted average shares used in per share calculation - diluted	82,213,654	141,201,543	82,213,654	80,478,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Lenco Mobile Inc.

Condensed Statements of Comprehensive (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net loss	$(2,027)	$959	$(5,533)	$(6,251)
Foreign currency translation adjustment	76	(147)	126	(338)
Total comprehensive loss	$(1,951)	$812	$(5,407)	$(6,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(5,533)	$(6,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	(1,242)	46
Change attributable to noncontrolling interest	–	–
Depreciation and amortization	319	809
Allowance for doubtful accounts	–	–
Stock compensation expense	1,478	1,221
Amortization of debt discount	1,761	352
Changes in operating assets and liabilities:
Accounts receivable	540	(1,466)
Other current and non-current assets	190	(40)
Accounts payable, accrued expenses, and other current liabilities	2,296	867
Other	–	186
Net cash used in operating activities	(191)	(4,276)

Cash flows from financing activities:
Payment of debt	–	–
Proceeds from issuance of Series A Preferred Stock	–	174
Proceeds from issuance of Series A1 Preferred Stock	–	1,150
Proceeds from issuance of Notes	–	2,600
Net cash provided by financing activities	–	3,924

Effect of exchange rate changes on cash and cash equivalents	126	(237)

Net change in cash and cash equivalents	(65)	(589)
Cash and cash equivalents, beginning of period	513	618
Cash and cash equivalents, end of period	$448	$29

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$–	$(1,480)
Conversion of Retention Bonus for Series A Preferred	$–	$1,200
Conversion of a portion of the Bridge Note of Series A and A1 Preferred	$–	$600

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the interim period ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any future period.

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

Note 2. Liquidity

On September 6, 2014, we and our wholly owned subsidiary Archer USA Inc. each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2014, we had cash and cash equivalents of approximately $0.4 million and a working capital deficit of $32.0 million. We incurred a net loss of $5.5 million and net cash used in operations of $0.2 million for the nine months ended September 30, 2014.

As part of our planned reorganization under Chapter 11, we have negotiated and closed a sale of the assets of our U.S. marketing services business, which represents a majority of the assets of Archer USA. The terms of the sale are as set forth in our Forms 8-K filed on October 10, 2014 and November 12, 2014, the date of closing of the transaction. The net proceeds of the sale were approximately $2.5 million, substantially all of which has been placed in a segregated bank account. The use of such proceeds is restricted pursuant to the Bankruptcy Court’s order approving the sale and may only be disbursed according to the court-approved cash collateral budget for the period of November 1 through January 2, 2015 which was approved by the Bankruptcy Court on November 7, 2014.

Since the Chapter 11 filings, we have substantially reduced expenditures. Currently all our expenditures are subject to Bankruptcy Court approval. We intend to file a plan of reorganization with the Bankruptcy Court on or before December 19, 2014. As part of our reorganization, we continue to explore a divestiture of our South African subsidiary, Archer Mobile SA Ltd. (“Archer SA”), and have retained an investment banker to assist in that process. As previously reported, we have also entered into an incentive agreement with, members of the Archer SA management team. The agreement provides for payments based on consideration received in conjunction with any divestiture of Archer SA.

Note 3. Commitments and Contingencies

Retention Bonus Obligations

In connection with the acquisition of Archer USA, the Company entered into retention bonus arrangements with certain, key employees. As of September 30, 2014 and December 31, 2013, the outstanding amounts owed under these arrangements were $2.1 million and $2.0 million, respectively. Interest accrues at an annual rate of 6% on any outstanding amounts. We do not plan on paying these obligations until such time as our resources permit.

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

Series A Preferred Stock

The Company has received notices from seven shareholders of Series A Preferred Stock that each of them has elected to have the Company redeem the Series A Preferred Stock held by them. As of September 12, 2014, the total amount that would be required to redeem all of the shares of Series A Preferred Stock held by these seven shareholders is approximately $2.7 million. The Company is not legally able to redeem any shares at this time.

Legal Proceedings

On September 6, 2014, we and our wholly owned subsidiary Archer USA Inc. each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As part of our planned reorganization under Chapter 11, we have negotiated and closed a sale of the assets of our U.S. marketing services business, which represents a majority of the assets of Archer USA. The terms of the sale are as set forth in our Forms 8-K filed on October 10, 2014 and November 12, 2014, the date of closing of the transaction. We intend to file a plan of reorganization with the Bankruptcy Court on or before January 9, 2015.

We are involved in a number of claims, proceedings and litigation arising from our operations.  In accordance with applicable accounting principles and guidance, we establish a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. As of the date of this report, we have not recorded a reserve related to any of the claims, proceedings or actions described below. We continue to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate.   Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories. In addition, as a result of the Chapter 11 filings, some of the litigation has been stayed.

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee’s claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012, for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret). The High Court affirmed the lower court’s judgment and awarded the trustee certain incremental expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, and fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of June 30, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to defend against any attempt made to enforce this judgment or collect these amounts. The plaintiff in this action has made an appearance in our Chapter 11 proceedings in an effort to assert a claim for the foreign judgment. We will dispute the claim on several bases, including the reasons outlined above.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company. The trial court granted summary judgment in defendants’ favor, dismissing all claims against Matthew Harris and dismissing all but one claim against the Company. Following trial on the remaining claim, the court entered judgment against Plaintiff and in favor of defendants. The plaintiff has appealed. The appeal is or will be stayed as a result of the Chapter 11 proceedings. If the plaintiff pursues the appeal post-reorganization, we will vigorously defend the appeal. We are confident the trial court was correct in ruling against Plaintiff on all claims.

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

On August 22, 2014, the Company’s wholly owned subsidiary Archer USA Inc. entered into a Loan Agreement (the “Loan Agreement”) with, and issued a promissory note (the “Note”) to, Hope Street Advisers, LLC, a Delaware limited liability company, in the aggregate principal amount of $0.5 million.

Debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Current portion of long-term debt obligations, net of debt discount	16,725	11,579
Long-term obligations, net of debt discount	4	1,520
Total debt	16,729	13,099

Note 5. Stock Options and Warrants

As of September 30, 2014, there were 9.6 million shares of common stock available for issuance pursuant to our equity compensation plans. Awards of stock options, stock appreciation rights, stock, restricted stock, restricted stock units, performance units and performance shares may be granted under the 2012 Incentive Plan. The 2012 Incentive Plan initially authorizes the issuance of up to 53 million shares of our common stock. In conjunction with the adoption of the 2012 Incentive Plan, all prior plans were suspended and no further grants are to be made from those plans. Further, any shares subject to outstanding awards under the prior plans on the effective date of the 2012 Incentive Plan that subsequently cease to be subject to such awards (other than by reason of exercise or settlement of the awards in shares), will automatically become available for issuance under the 2012 Incentive Plan, up to an aggregate maximum of 20.5 million shares.

Changes in our outstanding stock options during the nine months ended September 30, 2014 were as follows:

	Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	53,465,045	$0.12

Granted	1,200,000	$0.08
Exercised	–
Cancelled or expired	(400,000)

Outstanding at September 30, 2014	54,265,045	$0.11	3.32

Exercisable at September 30, 2014	45,993,408	$0.11

Vested and expected to vest at September 30, 2014	54,265,045	$0.11	3.32

At September 30, 2014, there was approximately $0.9 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 1.0 years.

Stock based compensation is allocated as follows:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales and marketing	$58	120	$541	388
General and administrative	243	81	754	612
Research and development	64	71	183	221
	$365	$272	$1,478	$1,221

The following table summarizes outstanding warrants to purchase shares of our common stock as of September 30, 2014:

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

As of September 30, 2014, potentially issuable shares in excess of the authorized number of common shares were 63,140,997 potentially issuable shares, represented by warrants, stock options, Series A and Series A/1 preferred shares, the fair value of which was measured at approximately $1.3 million. The adjustment to the liability for reclassified equity contracts at that date resulted in a charge to other income and expense of $1.2 for the nine months then ended. The income or expense has been recorded as valuation of reclassified equity contracts.

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

Consolidated Statements of Operations Data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except share data)				(In thousands, except share data)
	2014	2013	Diff	% Change	2014	2013	Diff	% Change

Revenue	$4,213	$3,393	$820	24%	$12,086	$11,156	$930	8%
Cost of sales	1,804	1,372	432	31%	5,411	4,983	428	9%
Gross profit	2,409	2,020	388	19%	6,675	6,173	502	8%

Sales and marketing	598	703	(105)	-15%	2,371	2,783	(412)	-15%
General and administrative	1,518	1,466	52	4%	4,729	4,720	9	0%
Research and development	966	1,135	(169)	-15%	2,938	3,122	(184)	-6%
Depreciation and amortization	101	207	(106)	-51%	319	809	(490)	-61%
Loss from operations	(774)	(1,491)	717	48%	(3,682)	(5,261)	1,579	30%
Total other expense	(1,262)	2,389	(3,651)	-153%	(1,987)	(1,062)	(925)	87%
Loss before income taxes	(2,036)	898	(2,934)	-327%	(5,669)	(6,323)	654	10%
Income tax expense (benefit)	(9)	(61)	52	85%	(136)	(72)	(64)	-89%

Net loss	$(2,027)	$959	$(2,986)	-311%	$(5,533)	$(6,251)	$718	-11%

Basic income (net loss) per share	$(0.04)	$0.01			$(0.04)	$(0.10)
Diluted income (net loss) per share	$(0.04)	$–			$(0.04)	$(0.10)

Balance Sheet Data:

	As of
	September 30,	September 30,
	2014	2013
	(in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,667	$3,327
Fixed assets, net	135	251
Total assets	6,463	25,379
Current liabilities	34,620	19,391
Working capital	(31,894)	(15,798)

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Revenues

Revenue for the three months ended September 30, 2014 was $4.2 million compared to the revenue in the same period in 2013 of $3.4 million.

Cost of Sales

For the three months ended September 30, 2014 and 2013 cost of sales were $1.8 million and $1.4 million respectively. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin decreased to 57% from 60%. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the three months ended September 30, 2014 operating expenses decreased to $3.2 million compared to $3.5 million for the three months ended September 30, 2013.

Operating Income (Loss)

For the three months ended September 30, 2014, the Company’s loss from operations was $0.8 million, compared to a loss of $1.5 million for the three months ended September 30, 2013.

Other Income (Expense)

As of September 30, 2014 the fair value of the shares in excess of the authorized shares was approximately $1.3 million which resulted in a charge to other income during the quarter of approximately $0.02 million.

Provision for Income Taxes

Benefit of approximately of $0.009 million was recorded for the three months ended September, 2014 and expense of $0.06 as of September 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenue for the nine months ended September 30, 2014 was $12.1 million compared to the revenue in the same period in 2013 of $11.1 million.

Cost of Sales

For the nine months ended September 30, 2014 and 2013 cost of sales were $5.4 and $5.0 million respectively. Our cost of sales varies depending on the change in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers.

Gross Profit

Gross Profit margin for the nine months ended September 30, 2014 and 2013 was 55% and 55% respectively. Our consolidated gross margin varies for a number of reasons, including any changes in product mix, including the mix among types of messaging, and the cost of delivering messages through different aggregators and carriers. As a result, period to period comparisons of our gross margin may not provide meaningful information concerning expected future results.

Operating Expenses

For the nine months ended September 30, 2014 operating expenses decreased to $10.4 million compared to $11.4 million for the nine months ended September 30, 2013.

Operating Loss

For the nine months ended September 30, 2014, the Company’s loss from operations was $3.4 million, compared to a loss of $5.3 million for the nine months ended September 30, 2013.

Other Income (Expense)

As of September 30, 2014 the fair value of the shares in excess of the authorized shares was approximately $1.3 million which resulted in a charge to other income of approximately $1.3 million for the nine months ended September 30, 2014.

Provision for Income Taxes

Benefit of approximately of $0.1 million was recorded for the nine months ended September 2014.

Liquidity, Going Concern and Capital Resources

On September 6, 2014, we and our wholly owned subsidiary Archer USA Inc. each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2014, we had cash and cash equivalents of approximately $0.4 million and a working capital deficit of $32.0 million. We incurred a net loss of $5.5 million and net cash used in operations of $0.2 million for the three months ended September 30, 2014.

As part of our planned reorganization under Chapter 11, we have negotiated and closed a sale of the assets of our U.S. marketing services business, which represents a majority of the assets of Archer USA. The terms of the sale are as set forth in our Forms 8-K filed on October 10, 2014 and November 12, 2014, the date of closing of the transaction. The net proceeds of the sale were approximately $2.5 million, substantially all of which has been placed in a segregated bank account. The use of such proceeds is restricted pursuant to the Bankruptcy Court’s order approving the sale and may not be disbursed without a further order of the Bankruptcy Court.

Since the Chapter 11 filings, we have substantially reduced expenditures. Currently all our expenditures are subject to Bankruptcy Court approval. We intend to file a plan of reorganization with the Bankruptcy Court on or before December 19, 2014. As part of our reorganization, we continue to explore a divestiture of our South African subsidiary, Archer Mobile SA Ltd. (“Archer SA”), and have retained an investment banker to assist in that process. As previously reported, we have also entered into an incentive agreement with, members of the Archer SA management team. The agreement provides for payments based on consideration received in conjunction with any divestiture of Archer SA.

Discussion of Cash Flows

We used cash of approximately $0.2 million and $4.3 million in our operating activities in the nine months ended September 30, 2014 and 2013.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources that are material to investors. In accordance with our normal business practices, we indemnify our officers and directors. We also have contractual indemnification obligations to our customers relating to third-party content and operating systems that we provide to our customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including Mr. Matthew Harris, our Chief Executive Officer (“CEO”) and Mr. Douglas Durst, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that we described under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on April 15, 2014 (the “Annual Report”). In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2014, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of that date. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

During the three months ended June 30, 2014 there is no longer a separate Audit Committee due to some of the members resigning their position. Currently, the entire board serves as the Audit Committee. At this time, management is evaluating the future effect on the Company’s assessment of disclosure controls and procedures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 6, 2014, we and our wholly owned subsidiary Archer USA Inc. each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As part of our planned reorganization under Chapter 11, we have negotiated and closed a sale of the assets of our U.S. marketing services business, which represents a majority of the assets of Archer USA. The terms of the sale are as set forth in our Forms 8-K filed on October 10, 2014 and November 12, 2014, the date of closing of the transaction. We intend to file a plan of reorganization with the Bankruptcy Court on or before January 9, 2015.

We are involved in a number of claims, proceedings and litigation arising from our operations. In accordance with applicable accounting principles and guidance, we establish a reserve for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. As of the date of this report, we have not recorded a reserve related to any of the claims, proceedings or actions described below. We continue to monitor these matters for developments that would affect the likelihood of a loss and the reserved amount, if any, thereof, and adjusts the amount as appropriate. Moreover, although there is a reasonable possibility that a loss may be incurred in connection with these matters, at this time, based on the status of each matter, the possible loss or range of loss cannot in our view be reasonably estimated because, among other things, (a) the remedies sought are indeterminate or unspecified, (b) the legal and/or factual theories are not well developed; and/or (c) the matters involve complex or novel legal theories. In addition, as a result of the Chapter 11 filings, some of the litigation has been stayed.

Archer USA was a party in a proceeding in Copenhagen, Denmark captioned Cirkelselskabet af 16. Juli 2008 in bankruptcy v. iLoop Mobile, Inc., Vedrorende sag 3, afd. B-1040-12: (Deres j.nr. 1013836). This matter was filed in the Copenhagen City Court by the trustee for Cirkelselskabet, formerly iLoop Mobile ApS (“ApS”). ApS was a Danish subsidiary of Archer USA that was declared bankrupt in July 2008. The trustee’s claims are based on an asset purchase agreement in December 2007 between Archer USA and ApS. Under the agreement, Archer USA forgave $2,549,794 of debt owed by ApS to Archer USA in exchange for certain assets allegedly owned by ApS. The Copenhagen City Court entered a judgment against Archer USA on February 27, 2012, for the amount of the trustee's claim plus expenses. Archer USA filed an appeal on March 26, 2012 with the High Court of Eastern Denmark (Østre Landsret). The High Court affirmed the lower court’s judgment and awarded the trustee certain incremental expenses. On January 10, 2014, Archer USA appealed the High Court’s decision to the Supreme Court of Denmark. The Supreme Court declined to hear Archer USA’s appeal and Archer USA has no further opportunities for appeal in Denmark. The judgment entered against Archer USA in Denmark is for $2,549,794, plus interest of approximately $1,292,047, and fees of approximately $168,000. If Archer USA did pay this judgment, the trustee would owe Archer USA, as a creditor of the estate, approximately $3,000,000 as of June 30, 2014. We believe that it is not probable that Archer USA will pay any amounts as a result of this judgment. We believe the proceedings in the Danish courts suffered from serious violations of United States public policy and due process requirements. In addition, we believe the judgment rendered by the Danish courts is not supported by and offends bankruptcy law and principles of both Denmark and the United States. We intend to vigorously contest the validity and enforceability of this judgment in the United States and to defend against any attempt made to enforce this judgment or collect these amounts. The plaintiff in this action has made an appearance in our Chapter 11 proceedings in an effort to assert a claim for the foreign judgment. We will dispute the claim on several bases, including the reasons outlined above.

We are a party to a wage action captioned James O’Brien v. iLoop Mobile, Inc., Lenco Mobile, Inc. and Matthew R. Harris, No. 12-2-12705-1 (King County Superior Court, filed 4/13/2012). Plaintiff claimed breach of contract and failure to pay wages under a 2011 iLoop employment agreement and Archer USA/Lenco Mobile retention bonus agreement between Plaintiff and the Company.  The trial court granted summary judgment in defendants’ favor, dismissing all claims against Matthew Harris and dismissing all but one claim against the Company. Following trial on the remaining claim, the court entered judgment against Plaintiff and in favor of defendants. The plaintiff has appealed. The appeal is or will be stayed as a result of the Chapter 11 proceedings. If the plaintiff pursues the appeal post-reorganization, we will vigorously defend the appeal. We are confident the trial court was correct in ruling against Plaintiff on all claims.

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

Item 1A. Risk Factors.

Risk Related the Company’s Equity Securities

The Company cannot predict what the ultimate value of its equity securities may be or whether the holders of its equity securities will receive any distribution in the bankruptcy proceedings; however, it is likely that the Company’s common stock and preferred stock will have very little or no value given the amount of the Company’s liabilities compared to its assets. The Company’s shareholders are cautioned that trading in shares of the Company’s equity securities during the pendency of the bankruptcy filings under Chapter 11 is highly speculative and poses substantial risks. Trading prices for the Company’s equity securities may bear little or no relationship to the actual recovery, if any, by holders in the Chapter 11 case. Accordingly, the Company urges extreme caution with respect to existing and future investments in its equity securities.

Except as described above, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on April 15, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Bankruptcy Filing on September 6, 2014 described in Item 1 above, which is incorporated by reference into this Item 3, constituted an event of default under that certain (i) Note Purchase and Security Agreement (the “First Note Purchase Agreement”) dated as of July 30, 2012, by and among the Company, as borrower, and Bradford Berk, Christopher L. Dukelow, Kenneth R. Jenson, Mike Bower, Michael Levinsohn, James L. Liang and Pablo Enterprises LLC, as lenders, pursuant to which said lenders purchased from the Company certain secured promissory notes in an aggregate principal amount of $2,224,278 and warrants to purchase shares of Company common stock in the amount and on the terms described therein; (ii) Note Purchase and Security Agreement dated as of August 3, 2012 (the “Second Note Purchase Agreement”), by and among the Company, as borrower, and Principal AS, Kjetil Skogsholm and State Street Bank and Trust Trustee F/B/O/ Derace L. Schaffer IRA rollover, as lenders, pursuant to which said lenders purchased from the Company certain secured promissory notes in an aggregate principal amount of $889,911 and warrants to purchase shares of Company common stock in the amount and on the terms described therein; and (iii) Note Purchase and Security Agreement dated as of August 21, 2012 (the “Third Note Purchase Agreement”), by and among the Company, as borrower, and Edward S. Brokaw, Robert J. Chiumento, Robert B. Corman, CGM IRA Custodian FBO Matthew Harris, Walter Harrison, James D. Meadlock, Srinivas Kandikattu, Edwina S. Millington and Richard Moore, as lenders, pursuant to which said lenders purchased from the Company certain secured promissory notes in an aggregate principal amount of $874,913 and warrants to purchase shares of Company common stock in the amount and on the terms described therein. The Company previously reported the First Note Purchase Agreement and Second Note Purchase Agreement in its Current Report on Form 8-K filed on August 3, 2012. The Company previously reported the Third Note Purchase Agreement in its Current Report on Form 8-K filed on August 22, 2012. The First Note Purchase Agreement, Second Note Purchase Agreement, and Third Note Purchase Agreement shall collectively be referred to herein as the “2012 Purchase Agreements.” As a result of such event of default or triggering event, the Company’s obligations under the 2012 Purchase Agreements, by the terms thereof, have or may become due and payable, subject to the provisions of the Bankruptcy Code. The aggregate principal amount of debt outstanding under the 2012 Purchase Agreements as of the date of acceleration was $5,063,237.

Furthermore, the Bankruptcy Filing on September 6, 2014 described in Item 1 above constituted an event of default under those certain Note Purchase and Security Agreements dated as of June 12, 2013 and June 18, 2013 (collectively, the “2013 Note Purchase Agreements”), by and among the Company, as borrower, and James L. Liang, Pablo Enterprises LLC, Derace Schaffer, Matthew Kinley and Robert Kaufman, as lenders, under the terms of which the Company issued certain secured promissory notes in an aggregate principal amount of $2,000,000 in connection with loans made to the Company by said lenders, as more fully described and report in the Company’s Current Report on Form 8-K filed on June 18, 2013. As a result of such event of default or triggering event, all of the Company’s obligations under the 2013 Note Purchase Agreements, by the terms thereof, have or may become due and payable, subject to the provisions of the Bankruptcy Code. The aggregate principal amount of debt outstanding under the 2013 Note Purchase Agreements as of the date of acceleration was $4,000,000.

In addition, the Bankruptcy Filing on September 6, 2014 described in Item 1 above constituted an event of default under that certain Loan Agreement dated as of August 22, 2014 (the “2014 Loan Agreement”), by and among the Archer USA, as borrower, and Hope Street Advisers, LLC, a Delaware limited liability company, as agent for James L. Liang, Bruce Anderson, Derace Schaffer and Robert Kaufman, as lender, under the terms of which Archer USA issued a promissory note in the aggregate principal amount of up to $700,000, which was guaranteed by the Company, as more fully described and reported in the Company’s Current Report on Form 8-K filed on September 4, 2014. As a result of such event of default or triggering event, all of the Company’s obligations under the 2014 Loan Agreement, by the terms thereof, have or may become due and payable, subject to the provisions of the Bankruptcy Code. The aggregate principal amount of debt outstanding under the 2014 Loan Agreement as of the date of acceleration was $502,008.

Under the terms of certain instruments or agreements to which one or both of the Debtors is a party, the Bankruptcy Filing and/or related acceleration of the respective Debtor’s obligations under the Agreements constitute a direct or cross default and will allow the other parties to such instruments or agreements to accelerate certain rights, including payment obligations, subject to the provisions of the Bankruptcy Code.

As a result of the Bankruptcy Filings under Chapter 11, the Company believes that the ability of the Debtors’ creditors to seek remedies to enforce their rights against the Debtors under these and other agreements are stayed and the creditors’ rights of enforcement against the Debtors are subject to the applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 6. EXHIBITS.

The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2014	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

Dated: November 17, 2014	LENCO MOBILE INC.

	By:	/s/ Doug Durst
Doug Durst, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amendment to Asset Purchase Agreement Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 12, 2014 and incorporated herein by reference.
2.2	Asset Purchase Agreement Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on October 10, 2014 and incorporated herein by reference.
4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference.
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference.
4.3	Form of Promissory Note Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on September 4, 2014 and incorporated herein by reference.
10.1	Form of Waterfall Master Service and Software License Agreement filed as Exhibit 10.1 to the registrant’s Form 8-K filed on October 10, 2014 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32	Section 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

