Form 10-Q/A
period 2014-09-30
LENCO MOBILE INC.
filed 2015-02-27
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

LENCO MOBILE INC.

FORM 10-Q

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, to amend the Form 10-Q originally filed with the Commission on November 17, 2014 (the “Original Report”). A review of the Original Report was not performed by a registered public accounting firm, the Form 10-Q is considered substantially deficient and not timely filed.

We have made no attempt in this Form 10-Q/A to modify or update the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.

Plan for Remediation

Due to the bankruptcy filing and subsequent departure of our Chief Financial Officer and the resignation of our registered accounting firm, and given our severely limited resources, the Company has no plans to have the Form 10-Q reviewed by a registered accounting firm.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial StatementS.

Lenco Mobile Inc.

Condensed Consolidated Balance Sheets

	As of
	September 30, 2014 Not Reviewed	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$448	$513
Accounts receivable, net	2,220	2,760
Other current assets	59	249
Total current assets	2,726	3,522

Property and equipment, net	135	209

Other noncurrent assets:
Intangible assets - goodwill	534	573
Intangible assets - other, net	2,912	3,152
Other noncurrent assets	156	109
Total other noncurrent assets	3,602	3,834
Total assets	$6,463	$7,565

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,203	$7,689
Deferred revenue	379	591
Retention bonus	2,120	1,982
Preferred dividend payable	5,921	4,484
Current portion of long-term obligations, (convertible debt portion of $260, and $260, respectively)	16,725	11,579
Liability for reclassified equity contracts	1,272	2,514
Total current liabilities	34,620	28,839

Long-term obligations, less current portion, net of debt discount (of $0, and $503, respectively)	4	1,520
Total liabilities	34,625	30,359

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
Common stock, 250,000,000 shares authorized, $.001 par value, 82,145,314 and 82,145,314 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively,	81	81
Additional paid in capital	95,078	93,600
Accumulated other comprehensive loss	(566)	(692)
Accumulated deficit	(122,454)	(115,484)
Treasury stock, at cost, 1,400,000 shares	(299)	(299)
Total Lenco Mobile Inc. shareholders' equity	(28,161)	(22,794)

Total liabilities and shareholders' equity	$6,463	$7,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 Not Reviewed	2013	2014 Not Reviewed	2013
	(In thousands, except share data)		(In thousands, except share data)
Revenue	$4,213	$3,393	$12,086	$11,156
Cost of sales	1,804	1,372	5,411	4,983
Gross profit	2,409	2,020	6,675	6,173

Operating expense:
Sales and marketing	598	703	2,371	2,783
General and administrative	1,518	1,466	4,729	4,720
Research and development	966	1,135	2,938	3,122
Depreciation and amortization	101	207	319	809
Total operating expense	3,183	3,511	10,357	11,434

Loss from operations	(774)	(1,491)	(3,682)	(5,261)

Other income (expense):
Interest expense, net	(1,240)	(498)	(3,198)	(1,440)
Other income (expense), net	(2)	415	(26)	332
Valuation of reclassified equity contracts	(20)	2,472	1,237	46
Total other income (expense)	(1,262)	2,389	(1,987)	(1,062)

Income (loss) from operations before income taxes	(2,036)	898	(5,669)	(6,323)

Provision for income taxes (benefit)	(9)	(61)	(136)	(72)

Net income (loss) attributable to Lenco Mobile Inc.	(2,027)	959	(5,533)	(6,251)

Preferred stock dividends	(489)	(467)	(1,437)	(1,466)
Series A Preferred Stock accretion of beneficial conversion feature	–	–	–	(14)

Net income (loss) attributable to common stockholders	$(2,516)	$492	$(6,970)	$(7,731)

Basic and diluted net income (loss) per share applicable to common stockholders
Net income (loss) per share applicable to common stockholders - basic	$(0.04)	$0.02	$(0.04)	$(0.10)
Net income (loss) per share applicable to common stockholders - diluted	$(0.04)	$0.01	$(0.04)	$(0.10)
Weighted average shares used in per share calculation - basic	82,213,654	80,478,648	82,213,654	80,478,648
Weighted average shares used in per share calculation - diluted	82,213,654	141,201,543	82,213,654	80,478,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

Lenco Mobile Inc.

Condensed Statements of Comprehensive (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 Not Reviewed	2013	2014 Not Reviewed	2013
	(In thousands)		(In thousands)
Net loss	$(2,027)	$959	$(5,533)	$(6,251)
Foreign currency translation adjustment	76	(147)	126	(338)
Total comprehensive loss	$(1,951)	$812	$(5,407)	$(6,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lenco Mobile Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014 Not Reviewed	2013
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Lenco Mobile Inc.	$(5,533)	$(6,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of reclassified equity contracts	(1,242)	46
Change attributable to noncontrolling interest	–	–
Depreciation and amortization	319	809
Allowance for doubtful accounts	–	–
Stock compensation expense	1,478	1,221
Amortization of debt discount	1,761	352
Changes in operating assets and liabilities:
Accounts receivable	540	(1,466)
Other current and non-current assets	190	(40)
Accounts payable, accrued expenses, and other current liabilities	2,296	867
Other	–	186
Net cash used in operating activities	(191)	(4,276)

Cash flows from financing activities:
Payment of debt	–	–
Proceeds from issuance of Series A Preferred Stock	–	174
Proceeds from issuance of Series A1 Preferred Stock	–	1,150
Proceeds from issuance of Notes	–	2,600
Net cash provided by financing activities	–	3,924

Effect of exchange rate changes on cash and cash equivalents	126	(237)

Net change in cash and cash equivalents	(65)	(589)
Cash and cash equivalents, beginning of period	513	618
Cash and cash equivalents, end of period	$448	$29

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends and accretions	$–	$(1,480)
Conversion of Retention Bonus for Series A Preferred	$–	$1,200
Conversion of a portion of the Bridge Note of Series A and A1 Preferred	$–	$600

The accompanying notes are an integral part of these condensed consolidated financial statements.

LENCO MOBILE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOT REVIEWED

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

Debt consisted of the following:

	September 30, 2014	December 31, 2013
	Not Reviewed
	(In thousands)
Current portion of long-term debt obligations, net of debt discount	16,725	11,579
Long-term obligations, net of debt discount	4	1,520
Total debt	16,729	13,099

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

Changes in our outstanding stock options during the nine months ended September 30, 2014 were as follows:

	Not Reviewed Number of Stock Options	Weighted Average Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	53,465,045	$0.12

Granted	1,200,000	$0.08
Exercised	–
Cancelled or expired	(400,000)

Outstanding at September 30, 2014	54,265,045	$0.11	3.32

Exercisable at September 30, 2014	45,993,408	$0.11

Vested and expected to vest at September 30, 2014	54,265,045	$0.11	3.32

At September 30, 2014, there was approximately $0.9 million of unamortized stock-based compensation cost related to non-vested stock options issued. That cost is expected to be recognized as an expense over a remaining vesting period of approximately 1.0 years.

Stock based compensation is allocated as follows:

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2014 Not Reviewed	September 30, 2013	September 30, 2014 Not Reviewed	September 30, 2013
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales and marketing	$58	120	$541	388
General and administrative	243	81	754	612
Research and development	64	71	183	221
	$365	$272	$1,478	$1,221

The following table summarizes outstanding warrants to purchase shares of our common stock as of September 30, 2014:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30, 2014	Exercise
Date of Issue	Not Reviewed	Price	Expiration
July 30, 2012	6,627,000	$0.05	July 30, 2017
August 3, 2012	2,667,000	$0.05	August 3, 2017
August 21, 2012	2,625,000	$0.05	August 21, 2017
February 15, 2013	12,000,000	$0.05	February 15, 2018
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

Consolidated Statements of Operations Data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands, except share data)				(In thousands, except share data)
	2014	2013	Diff	% Change	2014	2013	Diff	% Change
	Not Reviewed				Not Reviewed
Revenue	$4,213	$3,393	$820	24%	$12,086	$11,156	$930	8%
Cost of sales	1,804	1,372	432	31%	5,411	4,983	428	9%
Gross profit	2,409	2,020	388	19%	6,675	6,173	502	8%

Sales and marketing	598	703	(105)	-15%	2,371	2,783	(412)	-15%
General and administrative	1,518	1,466	52	4%	4,729	4,720	9	0%
Research and development	966	1,135	(169)	-15%	2,938	3,122	(184)	-6%
Depreciation and amortization	101	207	(106)	-51%	319	809	(490)	-61%
Loss from operations	(774)	(1,491)	717	48%	(3,682)	(5,261)	1,579	30%
Total other expense	(1,262)	2,389	(3,651)	-153%	(1,987)	(1,062)	(925)	87%
Loss before income taxes	(2,036)	898	(2,934)	-327%	(5,669)	(6,323)	654	10%
Income tax expense (benefit)	(9)	(61)	52	85%	(136)	(72)	(64)	-89%

Net loss	$(2,027)	$959	$(2,986)	-311%	$(5,533)	$(6,251)	$718	-11%

Basic income (net loss) per share	$(0.04)	$0.01			$(0.04)	$(0.10)
Diluted income (net loss) per share	$(0.04)	$–			$(0.04)	$(0.10)

Balance Sheet Data:

	As of
	September 30,	September 30,
	2014	2013
	Not Reviewed (in thousands)
Balance sheet data:
Cash and cash equivalents and accounts receivable, net	$2,667	$3,327
Fixed assets, net	135	251
Total assets	6,463	25,379
Current liabilities	34,620	19,391
Working capital	(31,894)	(15,798)

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

Dated: February 27, 2015	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
Matthew Harris
Chief Executive Officer

19

EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amendment to Asset Purchase Agreement Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on November 12, 2014 and incorporated herein by reference.
2.2	Asset Purchase Agreement Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on October 10, 2014 and incorporated herein by reference.
4.1	Form of Note Purchase and Security Agreement Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference.
4.2	Form of Promissory Note Filed as Exhibit 4.2 to the registrant’s Form 8-K filed on June 18, 2013 and incorporated herein by reference.
4.3	Form of Promissory Note Filed as Exhibit 4.3 to the registrant’s Form 8-K filed on September 4, 2014 and incorporated herein by reference.

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Previously filed. No change.

