Form 10-Q/A
period 2014-09-30
LENCO MOBILE INC.
filed 2015-03-05
CIK 1100202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

LENCO MOBILE INC.

FORM 10-Q

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, to amend the Form 10-Q originally filed with the Commission on November 17, 2014 (the “Original Report”). We determined this amendment was necessary to clarify that a review of the Original Report was not performed by a registered public accounting firm. As a result, the Form 10-Q is substantially deficient and is not considered timely filed.

We have not, in this Form 10-Q/A, modified or otherwise updated the disclosures presented in the Original Report, except as identified above. The disclosures in this Form 10-Q/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.

Plan for Remediation

Due to the bankruptcy filing and subsequent departure of our Chief Financial Officer and the resignation of our registered public accounting firm, and given our severely limited resources, the Company is unable to have the Form 10-Q reviewed by a registered public accounting firm.

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

Dated: March 5, 2015	LENCO MOBILE INC.

	By:	/s/ Matthew Harris
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

